Form 10QSB
period 1998-03-31
OMNI DOORS INC
filed 1998-05-14
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------   ACT OF 1934

                  For the quarterly period ended March 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 333-39629
                                                ---------

                                OMNI DOORS, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                              59-2549529
------------------------                                 ----------------------
(State of incorporation)                                (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 12, 1998: 11,400,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                                OMNI DOORS, INC.

                Form 10-QSB for the Quarter ended March 31, 1998

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

  Item 1   Legal Proceedings                                                 10

  Item 2   Changes in Securities                                             10

  Item 3   Defaults Upon Senior Securities                                   10

  Item 4   Submission of Matters to a Vote of Security Holders               10

  Item 5   Other Information                                                 10

  Item 6   Exhibits and Reports on Form 8-K                                  10

Part 1 - Item 1 - Financial Statements


                                OMNI DOORS, INC.
                                 BALANCE SHEETS
                        March 31, 1998 and June 30, 1997

                                     ASSETS
                                                                             (Unaudited)   (Audited)
                                                                              March  31,    June 30,
                                                                                 1998         1997
                                                                            ------------- -----------

Current Assets
   Cash on hand and in bank                                                   $  29,837    $  40,367
   Accounts receivable, net of allowance for doubtful
      accounts of $25,000 and $25,000, respectively                              61,313       69,483
   Inventory                                                                     84,851      106,440
   Prepaid expenses and other                                                     2,201          583
                                                                              ---------    ---------
         Total current assets                                                   178,202      216,873
                                                                              ---------    ---------

Property & equipment
   Vehicle                                                                       19,635       19,635
   Machinery and equipment                                                       14,025       13,034
   Leasehold improvements                                                         4,193        4,193
                                                                              ---------    ---------
                                                                                 37,853       36,862
   Accumulated depreciation                                                     (29,070)     (25,432)
                                                                              ---------    ---------
         Net property and equipment                                               8,783       11,430
                                                                              ---------    ---------

Other assets                                                                      6,811        6,107
                                                                              ---------    ---------

Total Assets                                                                  $ 193,796    $ 234,410
                                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                                   $  25,987    $  33,673
   Accrued liabilities                                                            7,690        5,558
   Current maturities of note payable to affiliate                                4,876        4,876
                                                                              ---------    ---------
         Total current liabilities                                               38,553       44,107
                                                                              ---------    ---------

Long-term liabilities
   Note payable to affiliate, net of current maturities                             813        4,063
                                                                              ---------    ---------

Commitments and Contingencies

Stockholders' Equity
   Common stock - no par value.  25,000,000 shares
      authorized.  11,400,000 issued and outstanding, respectively               55,767       55,767
   Additional paid-in capital                                                   172,463      172,463
   Retained earnings                                                            (73,800)     (41,990)
                                                                              ---------    ---------
         Total stockholders' equity                                             154,430      186,240
                                                                              ---------    ---------

Total Liabilities and Stockholders' Equity                                    $ 193,796    $ 234,410
                                                                              =========    =========


The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
               Nine and Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                          Nine months     Nine months    Three months   Three months
                                             ended           ended          ended           ended
                                           March 31,       March 31,      March 31,       March 31,
                                             1998            1997           1998            1997
                                         ------------    ------------   ------------    ------------

Net Revenues                             $    377,574    $    410,563   $    119,969    $    139,891

Cost of Sales                                 313,565         309,768         96,608         108,318
                                         ------------    ------------   ------------    ------------

                                               64,189         100,797         23,361          31,573
                                         ------------    ------------   ------------    ------------

Operating Expenses
   Selling expenses                            42,809          41,111         14,681          13,316
   General and administrative expenses         49,552          51,654         15,619          15,038
   Depreciation                                 3,638           3,638          1,212           1,212
                                         ------------    ------------   ------------    ------------

      Total operating expenses                 95,999          96,403         31,512          29,566
                                         ------------    ------------   ------------    ------------

Income (Loss) from Operations                 (31,810)          4,394         (8,151)          2,007

Provision for Income Taxes                       --              --             --              --
                                         ------------    ------------   ------------    ------------

Net Income (Loss)                        $    (31,810)   $      4,394   $     (8,151)   $      2,007
                                         ============    ============   ============    ============

Earnings (loss) per weighted-
   average share of common
   stock outstanding                              nil             nil            nil             nil
                                                  ===             ===            ===             ===
Weighted-average number of shares
   of common stock outstanding             11,400,000      11,400,000     11,400,000      11,400,000
                                         ============    ============   ============    ============






The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                1998        1997
                                                             --------    --------

Cash Flows from Operating Activities
   Net income (loss)                                         $(31,810)   $  4,394
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
         Depreciation                                           3,638       3,638
         Provision for doubtful accounts                         --        14,500
         (Increase) decrease in:
            Accounts receivable                                 8,170     (22,505)
            Inventory                                          21,589      (1,563)
            Prepaid expenses and other                         (2,322)      1,079
         Increase (decrease) in:
            Accounts payable and other accrued liabilities     (5,554)      5,895
                                                             --------    --------

Net cash provided by (used in) operating activities            (6,289)     (5,438)
                                                             --------    --------


Cash Flows from Investing Activities
   Purchase of property and equipment                            (991)       --
                                                             --------    --------

Net cash provided by (used in) investing activities              (991)       --
                                                             --------    --------


Cash Flows from Financing Activities
   Principal payments on note to affiliate                     (3,250)     (5,808)
                                                             --------    --------

Net cash used in financing activities                          (3,250)     (5,808)
                                                             --------    --------

Increase (decrease) in Cash and Cash Equivalents              (10,530)       (370)

Cash and cash equivalents at beginning of period               40,367      33,836
                                                             --------    --------

Cash and cash equivalents at end of period                   $ 29,837    $ 33,466
                                                             ========    ========

Supplemental Disclosures of
   Interest and Income Taxes Paid
      Interest paid during the period                        $    394    $    770
                                                             ========    ========
      Income taxes paid (refunded)                           $   --      $   --
                                                             ========    ========




The accompanying notes are an integral part of these consolidated financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                                OMNI DOORS, INC.
                          Notes to Financial Statements
                                 March 31, 1998


Note 1 - Organization and Description of Business

Omni Doors, Inc. (the Company) was incorporated on July 19, 1985 as a wholly-owned subsidiary of Millennia, Inc. (Parent) under the laws of the State of Florida. The Company assembles and distributes industrial metal doors in the South Florida region of the United States. On April 3, 1998, the US Securities and Exchange Commission declared a Form SB-2 Registration Statement to be effective. This action allowed the Parent to distribute approximately 570,000 shares of the Company's common stock to the stockholders of Millennia, Inc. and established the Company as a separate publicly-owned entity. After the stock distribution by the Parent, the Parent owns approximately 95.0% of the Company.

During interim periods, the Company follows the accounting policies set forth in its audited financial statements contained elsewhere within this Registration Statement filed on Form SB-2 with the Securities and Exchange Commission. The June 30, 1997 consolidated balance sheet data was derived from audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained within this document when reviewing the interim financial results presented herein.

The accompanying interim financial statements are unaudited and, in the opinion of management, are prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1998.

The costs of the Company's products are subject, from time-to-time, to inflationary pressures and commodity price fluctuations. In addition, the Company from time-to-time experiences increases in costs of materials and labor, as well as other manufacturing and operating expenses. The Company's ability to pass along such increased costs through increased prices is contingent upon various economic and competitive pressures. The Company attempts to minimize any effects of inflation on its operations by monitoring and controlling costs and effecting price increases where and as possible.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is dependent upon its parent company for nominal working capital support. The parent company intends to continue providing the necessary working capital support for foreseeable future periods.


Note 2 - Summary of Significant Accounting Policies

1. Cash and Cash Equivalents

      For purposes of reporting cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

                                OMNI DOORS, INC.
                    Notes to Financial Statements - Continued
                                 March 31, 1998


Note 2 - Summary of Significant Accounting Policies - Continued

2. Accounts Receivable, Credit Risk and Revenue Recognition

      The Company recognizes revenue at the time products are shipped to the Company's customers.

      In the normal course of business, the Company extends unsecured credit to virtually all of its customers, which are principally located in the South Florida region of the United States. As the Company's products are used principally in real property construction, the Company has the right to file materialman's liens against its customers and/or the respective construction project where the Company's materials are installed in order to collateralize trade accounts receivable under the pertinent portions of the Uniform Commercial Code and under the State of Florida laws. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance by entities owing the Company, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

3. Inventory

      Inventory consists of purchased doors, related door parts and other supplies and raw materials necessary to assemble commercial metal doors for resale. These items are accounted for at the lower of cost or market using the first-in, first-out method.

4. Property and Equipment

      Property and equipment is recorded at its historical cost. Depreciation is provided for in amounts sufficient to relate the asset cost to operations over the estimated useful life (generally five to seven years) using the straight line method for financial reporting purposes.

      Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

      Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" was issued in March 1996 and adopted by the Company at its inception. SFAS 121 requires that long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This accounting standard had no impact on the financial statements of the Company for the period ended March 31, 1998.

4. Income Taxes

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. The amount of deferred tax assets and liabilities as of December 31, 1997 and June 30, 1997, respectively, are immaterial.

                                OMNI DOORS, INC.
                    Notes to Financial Statements - Continued
                                 March 31, 1998


Note 2 - Summary of Significant Accounting Policies - Continued

4. Income Taxes - continued

      The Company's operating results are included in the consolidated income tax return of the Company's Parent. The Company calculates income tax expense or benefits based on the applicable Federal and state income tax rates in effect at the end of each operating year as a payable to or receivable from its Parent company.

5. Net Income (loss) per Share

      Net loss per share is based on the weighted average number of common shares and common stock equivalents outstanding during each respective period. As of March 31, 1998 and 1997 and June 30, 1997 and 1996, respectively, and subsequent thereto, no common stock equivalents existed.


Note 3 - Inventory

   Inventory consists of the following components as of March 31, 1998 and June 30, 1997, respectively:

                                                       March 31,     June 30,
                                                          1998          1997
                                                       --------      --------
         Finished goods and purchased product          $76,366       $99,777
         Raw materials and supplies                      8,485         6,663
                                                       -------      ---------
                                                       $84,851      $106,440
                                                       =======       =======

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS


(1)      Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)      Results of Operations

For the nine and three months of Fiscal 1998, respectively, Omni experienced revenues of approximately $378,000 and $120,000 as compared to approximately $411,000 and $140,000 for the equivalent periods during Fiscal 1997. This overall decline is nominal and reflective of the highly competitive construction market in South Florida which can lead to periodic fluctuations which are caused by price sensitive consumer demands and overall construction activity. During Fiscal 1997, Omni had an exterior door product approved for installation in Dade County, Florida. This approval process was initiated at the local governmental level in response to damages caused by Hurricane Andrew to the South Florida region. Management is of the opinion that having approved products will enhance the overall product line and acceptability of Omni in the South Florida marketplace.

Overall overhead expenses for marketing and general and administrative expenses remain relatively constant for the nine month periods ended March 31, 1998 and 1997, respectively, at approximately $96,000 and $96,400. Nominal upward fluctuations in selling expenses were offset by nominal declines in corporate overhead expenses to contribute to this consistency in expenditure levels. The Company continues to market itself and its product line within the South Florida region to the extent that adequate working capital is available. Further, management constantly and consistently monitors its overhead expenditures to minimize the utilization of working capital in this area.

Omni experienced a year-to-date net loss from operations of approximately $32,000 for the first nine months of Fiscal 1998 as compared to a comparable net income of approximately $4,400 for the same period during Fiscal 1997. The primary reason for this loss relates to increases in various selling expenses for increased visibility of Omni and its product lines in the South Florida region and lower than anticipated product sales in the third quarter in the South Florida region as a whole. Various weather and other factors contributed to an overall slow down of building activity during the third quarter of Fiscal 1998 as compared to Fiscal 1997.


(3)      Liquidity and Capital Resources

During the first nine months of Fiscal 1998, the Company experienced net cash requirements for operating activities of approximately $6,200 as compared to cash provided by operating activities during the first nine months of Fiscal 1997 of approximately $5,400. The primary sources of funding for the operations of the Company during Fiscal 1998 is cash derived from operating activities and the utilization of accumulated resources from previous periods.


(4)      Other Comments

The Company's door distribution segment's sales levels historically follow the commercial construction market and activity levels in South Florida. Therefore, this segment is subject to economic, climatic and other intangible influences that affect the segment's trade area. The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general.


Part II - Other Information


Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults on Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                OMNI DOORS, INC.


May   12  , 1998                                        /s/ Kevin B. Halter
    ------                                       -------------------------------
                                                                 Kevin B. Halter
                                       Chairman and Principal Accounting Officer