Form 10KSB
period 1998-06-30
OMNI DOORS INC
filed 1998-10-13
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB
(Mark One)
[x] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934  For  the  transition  period  from ________  to  ________

                        Commission file number: 333-39629

                                OMNI DOORS, INC.
           (Name of small business issuer as specified in its charter)

   Florida                                              59-2549529
(State of Incorporation)                    (I.R.S. Employer Identification No.)

              30 Rockefeller Plaza, 19th Floor, New York, NY 10112
                    (Address of principal executive offices)

                                 (212) 332-7222
                           (Issuer's telephone number)

Securities  registered  pursuant to Section 12 (b) of the Exchange  Act:  Common
Stock

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None

         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           The issuer's revenues for the fiscal year ended June 30, 1998 were $530,932.

         The aggregate market value of the Common Stock held by non-affiliates as of September 29, 1998 was $216,600 (computed by reference to the average bid and asked prices of such stock, as reported in the over the counter market, that is, 1,140,000 shares times $.19 per share). As of September 29, 1998, the registrant had 11,400,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes ___ No__X__



                                TABLE OF CONTENTS




Part I                                                                              Page


    1.  Description of Business                                                       1

    2.  Description of Property                                                       2

    3.  Legal Proceedings                                                             3

    4.  Submission of Matters to a Vote of Security Holders                           3

Part II

    5.  Market for the Company's Common Stock and Related Stockholder Matters         3

    6.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                     4

    7.  Index to Financial Statements                                                 6

    8.  Changes In and Disagreements with Accountants on Accounting
        and Financial Disclosure                                                      6

Part III

    9.  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                             6

    10. Executive Compensation                                                        8

    11. Security Ownership of Certain Beneficial Owners and Management                9

    12. Certain Relationships and Related Transactions                                9

    13. Exhibits and Reports on Form 8-K                                             10


CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements and information relating to the Company that are based on beliefs held by the Company or its management as well as assumptions made by and information currently available to the Company or its management. When used in this document , the words "anticipate", "believe", "estimate", "expect", and "intend" and similar expressions , as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements contained herein.




                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company, Omni Doors, Inc., is a Florida corporation ("Omni") which was incorporated on July 19, 1985. At June 30, 1998 Omni's primary business was the assembly and distribution of industrial doors for sale to building contractors in the South Florida market. Currently, the Company does not actively conduct any business.
See Recent Developments, below.

The address of the Company's principal executive office is 30 Rockefeller Plaza, 19th Floor, New York, NY 10112 and its telephone number is (212) 332-7222.



Recent Developments

On April  6,  1998,  the  Board of  Directors  of  Millennia  Inc.,  a  Delaware
corporation, ("Millennia") which at that time owned 100% of the outstanding stock of Omni, declared the payment of a stock dividend to Millennia's stockholders. Stockholders of record of Millennia on April 17, 1998 received one share of the common stock of Omni for each four shares of common stock of Millennia owned on that record date. No fractional shares were issued since all fractions were rounded up to the nearest whole share; thus, shareholders who would otherwise have been entitled to a fraction of a share of Omni were issued one full share in lieu thereof. This distribution of approximately 570,000 shares of Omni represented five percent of the total issued and outstanding shares of Omni.


On July 10,1998, Millennia incorporated a new wholly-owned subsidiary, Millennia Doors, Inc., a Texas corporation, so that all of the assets and liabilities of Omni Doors, Inc. at that time ,as well as the business operations then conducted by Omni, could be transferred into this new corporation. Pursuant to a contract dated

July 14, 1998, Millennia sold 10,260,000 shares (representing 90% of the total outstanding shares) of the common stock of Omni to an unrelated firm, China Economic Growth Investment Corp. LLC. Sometime in the next year this new controlling stockholder of Omni intends to acquire by merger an operating business with a history of profitable operations.


BUSINESS


PRODUCTS

As of June 30, 1998 Omni assembled and distributed industrial doors in the South Florida region of the United States. Omni offered its services and products to building contractors who construct such projects as hotels and motels, self storage facilities and other construction projects requiring industrial doors. Once assembled, the doors were either delivered to the construction site or picked up by the contractor at Omni's warehouse facility,

RAW MATERIALS

   Omni was an authorized distributor for Republic Builder Products, Inc. ("Republic) and purchased the majority of its unassembled industrial doors from Republic. These unassembled doors along with other materials used by Omni are readily available from several suppliers. While Omni's management does not anticipate, and has not experienced, any disruption in its relationship with Republic, any future interruption would likely have a material adverse effect on the financial stability of Omni. Omni's assembly operation does not require any specialized tools or equipment; such tools and equipment is readily available from multiple sources in Omni's marketplace.

PROPERTIES

As of June 30, 1998 Omni assembled and distributed industrial doors from its combination warehouse and office facility located in Pembroke Park, Florida. This facility is leased under an operating lease agreement which expires in February 1999. The facility contains approximately 4,800 square feet.

COMPETITION

The industry that Omni engaged in is highly competitive. There are other industrial door distributors which compete directly with Omni in its marketplace and which have greater resources and sales volume than Omni. To maintain its relationship with existing customers and attract new customers Omni depended on its ability to provide quality service at competitive prices.

EMPLOYEES

For several years Omni has operated with three full-time employees. None of the employees are represented by a labor union. Omni believes that it has good relations with its employees.



ITEM 2. DESCRIPTION OF PROPERTY


Until July 14, 1998, Omni conducted its business from a combination warehouse and office located in Pembroke Park Florida. This facility, consisting of approximately 4800 square feet, was used as a sales office and to assemble the garage doors which the Company sold. This facility was leased under a lease which expires in February 1999.


Omni's current office is in the leased offices occupied by China Economic Growth Investment Corp. LLC, its principal stockholder.



ITEM 3. LEGAL PROCEEDINGS


The Company may from time to time be party to various legal actions arising in the ordinary course of its business. The Company is not currently involved in any pending actions that will have a material adverse effect on its business, financial condition and results of operations.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    No matters were submitted to a vote of security holders in the fourth quarter of the Company's fiscal year which ended June 30, 1998.




                                     PART II

ITEM   5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS



The Common Stock of the Company has been quoted on the NASDAQ over the counter market, starting May 4, 1998, under the symbol "OMDO." During the period May 4, 1998 through June 30, 1998 the range of representative high and low closing bid prices for the Common Stock were $.10 and $.06, respectively. During the period July 1, 1998 through September 30, 1998 the range of representative high and low closing bid prices for the Common Stock were $1.00 and $.13, respectively. Quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.


On September 29, 1998, the closing bid price of the Common Stock was $.19 per share. On September 29, 1998, there were 440 stockholders of record of the Common Stock. Additionally, the Company believes that there are approximately 500 additional beneficial holders of the Common Stock whose shares are held in brokerage accounts.

Omni has never paid any cash dividends. The Company currently intends to retain all earnings to finance future acquisitions. The Company does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including but not limited to the Company's results of operations, financial condition, business opportunities and capital requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them as contained elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. This discussion represents only the best present assessment of the Company.


General Comments

Historically, the Company's sales levels generally followed trends in the commercial construction market and the activity level for new construction in the South Florida region. Therefore, the Company's operations were subject to all of the economic conditions and other influences affecting that region, including those resulting from adverse weather conditions. The Company's marketing efforts were directed to general contractors in the South Florida region who might desire to avail themselves of the Company's services, especially in connection with new industrial or commercial construction.



Fiscal Year ended June 30, 1998 compared to Fiscal Year ended June 30, 1997


Results of Operations

Net sales decreased by $5400 to approximately $531,000 for the fiscal year ended June 30, 1998 as compared to approximately $536,000 for the comparable period ended June 30, 1997. The decline represents the natural fluctuations and competitive nature of the construction industry in South Florida. Additionally, due to pricing pressures from both the Company's supplier and various customers, the Company experienced increased cost of sales of approximately $66,000 from approximately $411,000 for the year ended June 30, 1997 to approximately $477,000 for the same period ended June 30, 1998.

Due to management's monitoring, operating expenses declined by approximately $4,000 to approximately $113,000 for the year ended June 30, 1998 as compared to approximately $117,000 for the comparable period ended June 30, 1997. The Company experienced a net loss of approximately $60,000 for the year ended June 30, 1998 as compared to net income of approximately $7700 for the same period in 1997. This increase in the net loss between comparable periods is related to various cost, customer demand and construction volume pressures experienced in the South Florida region. Selling and general and administrative expenses as a percentage of sales for the Company were relatively consistent with the prior year.


Capital Resources

The Company does not currently have any material commitments for capital expenditures and does not anticipate any in the foreseeable future.

Liquidity

The Company does not currently have any needs for liquidity. In the future, when the Company has selected an acquisition target, the Company anticipates that its principal and controlling stockholder, China Economic Growth Investment Corp., LLC, will provide funds to meet its liquidity needs. The Company's new management and Board of Directors are of the opinion that either future bank financing or equity placements may be available to provide liquidity in future periods. However, there is no assurance that such financing or equity placements will be available in amounts or at rates favorable to the Company.



Fiscal Year ended June 30, 1997 compared to Fiscal Year ended June 30, 1996

 Results of Operations

Net sales approximated $536,000 for the fiscal year ended June 30,1997 as compared to approximately $468,000 for the fiscal year ended June 30, 1996. In September of 1996, a Metropolitan Dade County Product Control Notice of Acceptance was received which permitted the Company to sell an approved exterior door in Dade County, Florida. Because of stringent new building codes enacted in Dade County, Florida after Hurricane Andrew, certain building materials are required to be approved by county officials before they can be utilized. The acceptance of one of the Company's products allowed sales of this product within Dade County, Florida and, along with the overall strong commercial building climate in the South Florida area, led to the approximately 15% increase in sales.

This Company generated net income of approximately $7,000 for the fiscal year ended June 30, 1997. During Fiscal 1997 the Company was able to obtain a slight increase in average sales prices relative to any cost increases which led to a reduction in the cost of goods sold as a percentage of sales from 80.3% to 79.6% for the years ended June 30, 1996 and 1997, respectively. Selling and general and administrative expenses as a percentage of sales for the Company were relatively consistent with the prior year.




Year 2000 Concerns

The Company's operations were not reliant upon or contingent upon any software or other equipment which is dependent on "system dating". Further, the Company utilized readily available personal computer commercial software for its accounting and financial reporting processes. It is anticipated that the cost of conversion to updated versions of the commercial accounting software will be nominal and have no significant impact on the operations of the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

    Consolidated Financial Statements of the Company (Audited)

Independent Auditor's Reports                                                F-1
Balance Sheet as of June 30,1998                                             F-2
Statements of Operations and Comprehensive Loss
for the years ended June 30, 1998 and 1997                                   F-3
Statements of Changes in Stockholders' Equity
 for the years ended June 30, 1998 and 1997                                  F-4
Statements of Cash Flows for the years ended June 30, 1998 and 1997          F-5
Notes to Financial Statements                                                F-6



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


As of June 30, 1998 the executive officers and directors of the Company were:



       NAME                        AGE                POSITION

     Kevin B. Halter               62          President, Chairman of the
                                               Board and Chief Executive
                                               Officer
     Kevin B. Halter, Jr.          38          Secretary and Director
     James  Smith                  61          Director

     Set forth below is a description of the backgrounds of the executive officers and directors of the Omni at June 30, 1998.

     Kevin B. Halter served as Chairman of the Board, President, Chief Executive Officer and a director of Omni from 1995 until July 14, 1998. He has served as President, Chief Executive Officer and Chairman of the Board of Millennia since June 28, 1994. Mr. Halter also served as Vice Chairman of the Board of Millennia from January 1994 to June 28, 1994. In addition, Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation ("HCC"), a privately-held investment and consulting company, since 1987 and as its President since June 1995. Mr. Halter is the father of Kevin B. Halter, Jr.


     Kevin B. Halter, Jr. served as Secretary and a director of Omni from 1995 until July 14, 1998. He has served as Vice President, Secretary and a director of Millennia since January 1994. He is the President of Securities Transfer Corporation, a registered stock transfer company, a position he has held since 1987. Mr. Halter is also Vice President and Secretary of HCC. Mr. Halter is the son of Kevin B. Halter.


     James Smith served as a director of Omni from September 1997 until July 14, 1998. Mr. Smith has served as a director of Millennia since March 1995. Mr. Smith has served as President of Pension Analysis Bureau, Inc., a consulting firm specializing in the administration of company retirement and profit sharing plans, since 1993. Mr. Smith served as Vice President of Pension Analysis Bureau, Inc. from 1988 to 1992.


NEW DIRECTORS AND OFFICERS

As of July 14, 1998 (see Recent Developments, above), and resulting from the sale of control of Omni to China Economic Growth Investment Corp. LLC, Omni has three new directors and officers, replacing those who resigned on that date.

As of September 30, 1998 the executive officers and directors of the Company are:


       NAME                     AGE                POSITION

     Chen Yong                   62            Chairman of the Board of
                                               Directors and Director

     Sophia Yao                  30            President, Treasurer and Director

     Huang Zuxiang               41            Vice Chairman of the Board of
                                               Directors, Secretary and Director

Set forth below is a brief description of the backgrounds of the current executive officers and directors of Omni.

     Since August 1995 Mr. Chen Yong has been Executive Vice Chairman of the Board of Directors and President of Zhonghao Financial Company Ltd., a company which he founded and which is headquartered in Beijing. This company is in the business of providing commercial credits and investment advisory services. From 1990 until August 1995 he was Deputy General Manager of the Fund Development Department at China International Trust & Investment Corporation.

Mr. Haung Zuxiang is Chairman of the Board of Directors of Credit China Group which he founded in 1992 while he was working as a financial advisor to the People's Bank of China. Under his leadership, Credit China Group, which is headquartered in Beijing, has become an international investment banking firm with more than 1000 employees, successfully engaging in merger and acquisition activities both inside and outside of China. From 1990 until 1992 he was employed by the People's Bank of China. From 1988 until 1990 he was an Associate Professor in Finance at Haerbin Finance Institute.

Ms. Sophia Yao has been President of Credit China Corporation, a Delaware corporation headquartered in New York City, since 1995. She is in charge of all this company's operations in the United States and performs some financial responsibilities for Credit China Corporation in Beijing. She has banking experience in the United States, having worked from 1993 to 1995 at the Federal Reserve Bank in New York City.



Directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers are elected by the Company's Board of Directors to hold office until their respective successors are elected and qualified.

The Company's Bylaws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance at each Board of Directors meeting. During fiscal year ended June 30, 1998 none of the directors were paid any director's fees.

Committees of the Board of Directors

    The Board of Directors currently has no committees.



ITEM 10. EXECUTIVE COMPENSATION


None of the officers and directors of Omni were compensated in any way for their service to the Company during the fiscal years ended June 30, 1997 and 1998.None of these officers and directors were paid a cash salary, bonus or any other form of cash compensation. The Company did not award any stock options or other form of non-cash compensation to any person during these two fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of September 30, 1998 with regard to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) by the officers, directors and key employees of the Company individually and (iii) by the officers and directors as a group.



   NAME AND ADDRESS                     NUMBER OF SHARES              PERCENTAGE
                                        BENEFICIALLY OWNED


China Economic Growth                     10,260,000                     90%
Investment Corp., LLC
30 Rockefeller Plaza
New York NY 10112

Millennia, Inc.                              570,017                      5%
16910 Dallas Parkway, Suite 100
Dallas TX 75248

 Chen Yong                                     -0-                       -0-
 Sophia Yao                                    -0-                       -0-
 Huang Zuxiang                                 -0-                       -0-

All Officers and Directors                     -0-
as a group (3 persons)






ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Omni paid management fees to Millennia, Inc. of $4,800 during the fiscal year ended June 30, 1997 and $4,800 during the fiscal year ended June 30, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K



(a)  Exhibits


     3.1    Articles  of  Incorporation of the Company (1)
     3.2    Bylaws of the Company (1)
     4.1    Specimen Stock Certificate for Common Shares, no par value (1)


(1) These exhibits were previously filed by the Company as Exhibits to the Company's Registration Statement No. 333-39629, dated April 3, 1998, and are incorporated herein by specific reference thereto.


(b)  Reports on Form 8-K

     July 20, 1998 - relating to the sale of shares representing 90% of the Company's outstanding common stock to China Economic Growth Investment Corp., LLC

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, being duly authorized by law.


OMNI DOORS, INC.


 /s/   Sophia Yao                                October 12, 1998
     ------------------------------------
       Sophia Yao,  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


 /s/   Chen Yong                                 October 12, 1998
     ------------------------------------
       Chen Yong, Chairman of the
       Board of Directors and Director


 /s/   Sophia Yao                                October 12, 1998
     ------------------------------------
       Sophia Yao,  President, Treasurer,
       (Principal Executive & accounting
       Officer) and Director


/s/    Huang Zuxiang                             October 12, 1998
     ------------------------------------
       Huang Zuxiang, Vice Chairman of the
       Board of Directors, Secretary and
       Director

                                OMNI DOORS, INC.
                        (a subsidiary of Millennia, Inc.)






                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Omni Doors, Inc.


We have audited the accompanying balance sheet of Omni Doors, Inc. ( a subsidiary of Millennia, Inc.) as of June 30, 1998, and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omni Doors, Inc. as of June 30, 1998, and the results of its operations, and its cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the financial statements, the Company transferred all its assets and liabilities to an affiliated company in July 1998.


HEIN + ASSOCIATES LLP

Dallas, Texas
August 20, 1998



                                OMNI DOORS, INC.
                        (a subsidiary of Millennia, Inc.)

                                  BALANCE SHEET
                                  JUNE 30, 1998

                                     ASSETS


                                                                                  UNAUDITED
                                                                                  PRO FORMA
                                                                                   (NOTE 6)   HISTORICAL
                                                                                 ----------   ----------

CURRENT ASSETS:
   Cash                                                                          $    --      $   4,217
   Trade accounts receivable, net of allowance for doubtful accounts of
   $30,000                                                                            --         90,021
   Inventory, net of allowance for obsolescence of $35,141                            --         52,711
   Prepaid expenses and other                                                         --          2,887
                                                                                 ---------    ---------
                 Total current assets                                                 --        149,836

PROPERTY AND EQUIPMENT:
   Vehicle                                                                            --         19,635
   Machinery and equipment                                                            --         13,034
   Leasehold improvements                                                             --          4,193
   Office furniture and equipment                                                     --            991
                                                                                 ---------    ---------
                                                                                      --         37,853
   Accumulated depreciation                                                           --        (29,070)
                                                                                 ---------    ---------
                 Net property and equipment                                           --          8,783

OTHER ASSETS                                                                          --          6,811
                                                                                 ---------    ---------

TOTAL ASSETS                                                                     $    --      $ 165,430
                                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Trade accounts payable                                                        $    --      $  32,515
   Accrued liabilities                                                                --          2,321
   Note payable to parent company                                                     --          4,470
                                                                                 ---------    ---------
                 Total current liabilities                                            --         39,306

COMMITMENT (NOTE 3)

STOCKHOLDERS' EQUITY:
   Common stock - no par value, 25,000,000 shares authorized;
    11,400,000 issued and outstanding                                               55,767       55,767
   Contributed capital                                                             172,463      172,463
   Accumulated deficit                                                            (228,230)    (102,106)
                                                                                 ---------    ---------
                 Total stockholders' equity                                           --        126,124
                                                                                 ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    --      $ 165,430
                                                                                 =========    =========



              See accompanying notes to these financial statements.

                                OMNI DOORS, INC.
                        (a subsidiary of Millennia, Inc.)

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                      YEARS ENDED JUNE 30,
                                                 ----------------------------
                                                       1998           1997
                                                 ------------    ------------
NET SALES                                        $    530,932    $    536,311

COST OF SALES                                         476,804         411,486
                                                 ------------    ------------

GROSS PROFIT                                           54,128         124,825

OPERATING EXPENSES:
   Selling                                             52,100          54,174
   General and administrative                          57,454          58,448
   Depreciation                                         3,638           4,526
                                                 ------------    ------------

                 Total operating expenses             113,192         117,148
                                                 ------------    ------------

(LOSS) INCOME FROM OPERATIONS                         (59,064)          7,677

INTEREST EXPENSE                                       (1,052)         (1,006)
                                                 ------------    ------------

NET AND COMPREHENSIVE (LOSS) INCOME              $    (60,116)   $      6,671
                                                 ------------    ------------

NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED  $      *        $      *
                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                     11,400,000      11,400,000
                                                 ============    ============


*    Less than $.01 per share.




              See accompanying notes to these financial statements.




                                OMNI DOORS, INC.
                        (a subsidiary of Millennia, Inc.)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1998 AND 1997


                                                  COMMON STOCK
                                            -----------------------   CONTRIBUTED  ACCUMULATED
                                              SHARES        AMOUNT      CAPITAL      DEFICIT       TOTAL
                                            ----------   ----------   -----------  -----------   ----------


BALANCES, July 1, 1996                      11,400,000   $   55,767   $  172,463   $  (48,661)   $  179,569

Net and comprehensive income for the year         --           --           --          6,671         6,671
                                            ----------   ----------   ----------    ----------   ----------

BALANCES, June 30, 1997                     11,400,000       55,767      172,463      (41,990)      186,240

Net and comprehensive loss for the year           --           --           --        (60,116)      (60,116)
                                            ----------   ----------   ----------    ----------   ----------

BALANCES, June 30, 1998                     11,400,000   $   55,767   $  172,463   $ (102,106)   $  126,124
                                            ==========   ==========   ==========   ==========    ==========






              See accompanying notes to these financial statements.



                                OMNI DOORS, INC.
                        (a subsidiary of Millennia, Inc.)

                            STATEMENTS OF CASH FLOWS


                                                              YEARS ENDED JUNE 30,
                                                               1998        1997
                                                             ---------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income for the year                            $(60,116)   $  6,671
   Adjustments to reconcile to net cash (used) provided by
   operating activities:
        Depreciation expense                                    3,638       4,526
        Provision for losses on accounts receivable             5,000       9,500
        Provision for losses on inventory                      32,141        --
        (Increase) Decrease in:
           Accounts receivable                                (25,538)     (7,116)
           Due from parent and other receivables                 --         2,999
           Inventory                                           21,588        (680)
           Prepaid expenses and other                          (3,008)        (18)
        Increase (Decrease) in:
           Accounts payable                                    (1,158)     (5,577)
           Accrued liabilities                                 (3,237)      1,103
                                                             --------    --------

   Net cash (used) provided by operating activities           (30,690)     11,408

CASH FLOWS FROM INVESTING ACTIVITIES -
   Cash paid to acquire furniture and equipment                  (991)       --

CASH FLOWS FROM FINANCING ACTIVITIES -
   Repayment of parent company advances and loans              (4,469)     (4,877)
                                                             --------    --------

(DECREASE) INCREASE IN CASH                                   (36,150)      6,531

CASH, beginning of year                                        40,367      33,836
                                                             --------    --------

CASH, end of year                                            $  4,217    $ 40,367
                                                             ========    ========

SUPPLEMENTAL INFORMATION -
   Interest paid for the period                              $  1,052    $  1,006
                                                             ========    ========



              See accompanying notes to these financial statements.

                                OMNI DOORS, INC.
                        (a subsidiary of Millennia, Inc.)


                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------------

     Organization and Nature of Operations
     -------------------------------------
     Omni Doors, Inc. (the Company) was incorporated on July 19, 1985 as a wholly-owned subsidiary of Millennia, Inc. (the Parent) under the laws of the State of Florida. The Company assembles and distributes industrial metal doors in the South Florida region of the United States.

     On October 1, 1997, in anticipation of filing a Registration Statement under The Securities Act of 1933, the Company approved a forward split of the issued and outstanding shares of common stock raising the number of issued shares from the initially issued amount of 1,000 shares to 11,400,000 shares. All amounts related to issued and outstanding shares in the accompanying financial statements reflect the effect of this forward stock split as if it had occurred at the beginning of the first period presented.

     In connection with the Registration Statement, the Parent spun off 5% of the Company's common stock outstanding to the Parent's shareholders. As such, the Company is no longer a wholly-owned subsidiary of the Parent as of June 30, 1998.

     The Company is dependent upon the Parent for working capital financing. The Parent intends to continue providing the necessary working capital support for foreseeable future periods.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Cash Equivalents
     ----------------
     The Company considers cash in banks, certificates of deposit and other highly-liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Accounts Receivable and Revenue Recognition
     -------------------------------------------
     The Company recognizes revenue at the time that product is shipped to the Company's customers. In the normal course of business, the Company extends unsecured credit to virtually all of its customers, which are principally located in the south Florida region of the United States. Because of the credit risk involved, management analyzes all accounts receivable and provides an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. As of June 30, 1998, the allowance for doubtful accounts is $30,000.

     Inventory
     ---------
     Inventory consists of purchased doors, related door parts and other supplies and raw materials necessary to assemble commercial metal doors for resale. These items are valued at the lower of cost or market. Cost is determined by using the first-in, first-out method.

     Property and Equipment
     ----------------------
     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally five to seven years, of the individual assets using the straight-line method.

                                OMNI DOORS, INC.
                        (a subsidiary of Millennia, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


     Expenditures for repairs and maintenance are charged to expense as incurred. Renewals and betterments which extend the economic life of the respective asset are capitalized. Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

     Income Taxes
     ------------
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets at June 30, 1998 are primarily due to recognition of operating losses that are available to offset future taxable income. A valuation allowance is recognized to fully limit recognition of deferred tax assets at June 30, 1998. Deferred tax liabilities at June 30, 1998 are immaterial.

     The Company's operating results are included in the consolidated income tax return of the Parent. The Company calculates income tax expense or benefits based on the applicable Federal and state income tax rates in effect at the end of each operating year as a payable to or receivable from the Parent.

     Income (Loss) Per Share
     -----------------------
     Income (loss) per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration. However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. There were no common stock equivalents for the years ended June 30, 1998 and 1997.

     Reclassifications
     -----------------
     Certain   reclassifications  have  been  made  to  conform  1997  financial statements to the presentation in 1998. The reclassifications had no effect on net income.

2.   INVENTORY
     ---------

     Inventory consists of the following components as of June 30, 1998:


          Finished goods and purchased product   $    81,866
          Raw materials and supplies                   5,986
          Reserve for inventory obsolescence         (35,141)
                                                 -----------
                                                 $    52,711
                                                 ===========
3.   COMMITMENT
     ----------

     The Company leases office and warehouse facilities under an operating lease agreement. The lease expires in 1999 and contains an annual lease payment escalation clause whereby the base monthly rental increases by the greater of 6.0% per year or the actual increase in the published consumer price index. Rent expense under this lease agreement for the years ended June 30, 1998 and 1997 was $35,500 and $33,530, respectively. Aggregate future non-cancelable rental payments under this agreement are $24,600 at June 30, 1998.

                                OMNI DOORS, INC.
                        (a subsidiary of Millennia, Inc.)

                          NOTES TO FINANCIAL STATEMENTS



4.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Parent has made  advances to the Company and has made various  payments
     on  the  Company's   behalf.   These   advances  have  been  unsecured  and
     non-interest bearing. There was no balance outstanding at June 30, 1998.

     In April 1995, the Company executed a $19,504 note payable to the Parent for the purchase of a vehicle. The note bears interest at 9.5% and is payable in monthly installments of approximately $406 plus accrued interest. The final payment is due in April 1999 and is collateralized by the related vehicle. The balance at June 30, 1998 was $4,470.

     The Company paid the Parent $4,800 for management fees for each of the years ended June 30, 1998 and 1997.

5.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located principally in the South Florida region of the United States. As the Company's products are used principally in real property construction, the Company has the right to file materialman's liens against its customers and/or the respective project where the Company's materials are installed to collateralize its accounts receivable under the pertinent provisions of the Uniform Commercial Code and under the State of Florida laws. Management believes this limits the maximum exposure to the Company in the event of complete non-performance by entities owing the Company. One customer accounted for 11% of the Company's accounts receivable at June 30, 1998.

     Because of the credit risk involved, management has provided an allowance for doubtful accounts that reflects its opinion of amounts which will eventually become uncollectible (See Note 1).

6.   SUBSEQUENT EVENT AND UNAUDITED PRO FORMA INFORMATION
     ----------------------------------------------------

     In July 1998, the Parent transferred all of the Company's assets and liabilities to Millennia Doors, Inc. a newly-formed Texas corporation. Millennia Doors is a wholly-owned subsidiary of the Parent and an affiliate of the Company. Due to the significance of this transaction, the accompanying unaudited pro forma balance sheet has been prepared as if the transaction had occurred on June 30, 1998.