Form 10QSB
period 1998-09-30
OMNI DOORS INC
filed 1998-11-13
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
 XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 333-39629

                                OMNI DOORS, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                           59-2549529
  (State of incorporation)                           (IRS Employer ID Number)

               30 Rockefeller Plaza, 19th Floor, New York NY 10112
                    (Address of principal executive offices)

                                 (212) 332-7222
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 12, 1998: 11,400,000

Transitional Small Business Disclosure Format (check one):    YES       NO X




                                OMNI DOORS, INC.

              Form 10-QSB for the Quarter ended September 30, 1998

                                Table of Contents


                                                                                  Page
                                                                                  ----

Part I - Financial Information

  Item 1   Financial Statements                                                     3

  Item 2   Management's Discussion and Analysis or Plan of Operation                8


Part II - Other Information

  Item 1   Legal Proceedings                                                        9

  Item 2   Changes in Securities                                                    9

  Item 3   Defaults Upon Senior Securities                                          9

  Item 4   Submission of Matters to a Vote of Security Holders                      9

  Item 5   Other Information                                                        9

  Item 6   Exhibits and Reports on Form 8-K                                         9






Part 1 - Item 1 - Financial Statements

                                OMNI DOORS, INC.
                                 BALANCE SHEETS
                           September 30, 1998 and 1997

                                   (Unaudited)

                                                                      1998         1997
                                                                    ---------    ---------

                                     ASSETS
 CURRENT ASSETS
   Cash on hand and in bank                                         $ 383,945    $  52,167
   Net current assets of discontinued operations                         --        174,492
                                                                    ---------    ---------
      Total current assets                                            383,945      226,659
                                                                    ---------    ---------

OTHER ASSETS
   Other                                                                  100         --
   Net other assets of discontinued operations                           --         16,997
                                                                    ---------    ---------
         Total other assets                                               100       16,997
                                                                    ---------    ---------

TOTAL ASSETS                                                        $ 384,045    $ 243,656
                                                                    =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Deferred consulting fees                                         $ 500,000    $    --
   Net current liabilities of discontinued operations                    --         64,819
                                                                    ---------    ---------
         Total current liabilities                                    500,000       64,819
                                                                    ---------    ---------

LONG-TERM LIABILITIES
   Net other liabilities of discontinued operations                      --          2,844
                                                                    ---------    ---------
         Total liabilities                                            500,000       67,663
                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - no par value.  25,000,000 shares
      authorized.  11,400,000 shares issued and
      outstanding, respectively                                        55,767       55,767
   Additional paid-in capital                                         172,463      172,463
   Retained earnings                                                 (344,185)     (52,237)
                                                                    ---------    ---------
         Total shareholders' equity                                  (115,955)     175,993
                                                                    ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 384,045    $ 243,656
                                                                    =========    =========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                     1998            1997
                                                 ------------    ------------

REVENUES                                         $       --      $       --
                                                 ------------    ------------


OPERATING EXPENSES
   General and administrative expenses                115,955            --
                                                 ------------    ------------

INCOME FROM OPERATIONS                               (115,955)           --

OTHER INCOME (EXPENSES)                                  --              --
                                                 ------------    ------------

INCOME BEFORE DISCONTINUED
   OPERATIONS AND PROVISION
   FOR INCOME TAXES                                  (115,955)           --

DISCONTINUED OPERATIONS
   Net operations of commercial door business,
      net of income taxes                                --            (5,247)
                                                 ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (115,955)         (5,247)

PROVISION FOR INCOME TAXES                               --              --
                                                 ------------    ------------

NET LOSS                                         $   (115,955)   $     (5,247)
                                                 ============    ============

Earnings per share of common stock outstanding   $      (0.01)            nil
                                                 ============    ============

Weighted-average number of shares outstanding      11,400,000      11,400,000
                                                 ============    ============

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                                   1998         1997
                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $(115,955)   $  (5,247)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               --          1,213
         (Increase) decrease in
            Current assets of discontinued operations                --          2,014
            Deferred consulting fees                              500,000         --
            Current liabilities of discontinued operations           --         15,712
                                                                ---------    ---------

Net cash provided by operating activities                         384,055       13,692
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of other assets                                          (100)        --
   Net change in other assets of discontinued operations             --           (673)
                                                                ---------    ---------

Net cash used in investing activities                                (100)        (673)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in other liabilities of discontinued operations        --         (1,219)
                                                                ---------    ---------

Net cash used in financing activities                                --         (1,219)
                                                                ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                             383,955       11,800

Cash and cash equivalents at beginning of period                     --         40,367
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $ 383,955    $  52,167
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
   Interest paid during the period                              $    --      $     207
                                                                =========    =========
   Income taxes paid (refunded)                                 $    --      $    --
                                                                =========    =========








The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5

                                OMNI DOORS, INC.

                          Notes to Financial Statements


Note 1 - Basis of Presentation

Omni Doors, Inc. (Company) was incorporated on July 19, 1985 under the laws of the State of Florida. At June 30, 1998, the Company 's sole business was the assembly and distribution of commercial doors for sale to building contractors in the South Florida market.

On July 10, 1998, Millennia, Inc, the Company's former parent company, incorporated a new wholly-owned subsidiary, Millennia Doors, Inc. (a Texas corporation), whereby the assets, liabilities and operations then conducted by the Company could be transferred into this new corporation, effective at the opening of business on July 1, 1998.

Pursuant to a contract dated July 14, 1998, Millennia sold approximately 10,260,000 shares of the Company to an unrelated entity, China Economic Growth Investment Corp. LLC. It is the intent of the new controlling shareholder to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the Securities and Exchange Commission. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to
Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1999.

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

Note 2 - Summary of Significant Accounting Policies

a) Accounting principles adopted and pending adoption
   --------------------------------------------------
      In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS130) which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS130 was effective for periods beginning after December 15, 1997. The Company does not have any items which would be required to be presented in this separate statement and experienced no material impact from this change in presentation of its financial statements.

                                OMNI DOORS, INC.

Note 2 - Summary of Significant Accounting Policies - Continued

a) Accounting principles adopted and pending adoption - continued
   --------------------------------------------------

   In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS131) which establishes revised standards for the method in which public business enterprises are to report information about operating segments in their annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement also revises the related disclosures about products and services, geographic areas and major customers. SFAS131 replaces the "industry segment" concept established in Statement of Financial Accounting Standard No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS131 is effective for financial statements for annual periods beginning after December 31, 1997 and for interim periods presented after December 31, 1998. The Company does not anticipate a material impact from this change in disclosure presentation in its financial statements upon adoption of this standard.


Note 3 - Prepaid consulting fees

During August 1998, the Company entered into a consulting arrangement with a related entity to provide "professional services in conjunction with the merger and acquisition transactions, direct investment project development, portfolio management in US money and capital markets and other investment banking businesses." Due to the related party nature of this agreement, revenue will be recognized only when services have been rendered by the Company. As of September 30, 1998, the Company has performed no significant services related to this Agreement







                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


Caution Regarding Forward-Looking Information
---------------------------------------------

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


Results of Operations
---------------------

With the change in control of the Company as of July 14, 1998 and the related transfer of all operating activities effective on July 1, 1998, the Company has no operations.

During August 1998, the Company entered into a consulting arrangement with a related entity to provide "professional services in conjunction with the merger and acquisition transactions, direct investment project development, portfolio management in US money and capital markets and other investment banking businesses." Due to the related party nature of this agreement, revenue will be recognized only when services have been rendered by the Company. As of September 30, 1998, the Company has performed no significant services related to this Agreement

Further, the Company, and its current controlling shareholder(s), intend to also seek to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During the three months ended September 30, 1998, the Company experienced a net loss of approximately $(116,000) which reflect various general and administrative operating expenses of the Company. The Company anticipates incurring similar expenses in future periods.


Liquidity and Capital Requirements
----------------------------------

In August 1998, the Company received a cash deposit of approximately $500,000 from a related entity related to the consulting arrangement discussed above. The Company anticipates that these funds will be sufficient to sustain the day-to-day operations of the Company in the foreseeable future.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   A Form 8-K was filed on July 20, 1998 to disclose a change in control and controlling shareholder(s) pursuant to a Stock Purchase Agreement dated July 14, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                OMNI DOORS, INC.




November    12   , 1998                                      /s/ Sophia Yao
         --------                                  -----------------------------
                                                                      Sophia Yao
                                                         President, Director and
                                                        Chief Accounting Officer