Form 10QSB
period 1998-12-31
OMNI DOORS INC
filed 1999-02-04
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
 XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

                For the quarterly period ended December 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 333-39629
                                                ---------
                                OMNI DOORS, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                              59-2549529
   -----------------------                              ------------------------
  (State of incorporation)                              (IRS Employer ID Number)

               30 Rockefeller Plaza, 19th Floor, New York NY 10112
                    (Address of principal executive offices)

                                 (212) 332-7222
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 27, 1999: 11,400,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                                OMNI DOORS, INC.

               Form 10-QSB for the Quarter ended December 31, 1998

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




Part 1 - Item 1 - Financial Statements

                                OMNI DOORS, INC.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                   (Unaudited)

                                                                                1998         1997
                                                                              ---------    ---------

                                     ASSETS
 CURRENT ASSETS
   Cash on hand and in bank                                                   $ 102,208    $  25,110
   Net current assets of discontinued operations                                   --        159,102
                                                                              ---------    ---------
      Total current assets                                                      102,208      184,212
                                                                              ---------    ---------

PROPERTY AND EQUIPMENT - NET                                                     71,164         --
                                                                              ---------    ---------

OTHER ASSETS
   Net other assets of discontinued operations                                     --         16,458
                                                                              ---------    ---------
         Total other assets                                                        --         16,458
                                                                              ---------    ---------

TOTAL ASSETS                                                                  $ 173,372    $ 200,670
                                                                              =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Deferred consulting fees                                                   $ 250,000    $    --
   Net current liabilities of discontinued operations                              --         36,058
                                                                              ---------    ---------
         Total current liabilities                                              250,000       36,058
                                                                              ---------    ---------

LONG-TERM LIABILITIES
   Net other liabilities of discontinued operations                                --          2,031
                                                                              ---------    ---------
         Total liabilities                                                      250,000       38,089
                                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - no par value.  25,000,000 shares
      authorized.  11,400,000 shares issued and
      outstanding, respectively                                                  55,767       55,767
   Additional paid-in capital                                                   172,463      172,463
   Retained earnings                                                           (304,858)     (65,649)
                                                                              ---------    ---------
         Total shareholders' equity                                             (76,628)     162,581
                                                                              ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 173,372    $ 200,670
                                                                              =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
              Six and Three months ended December 31, 1998 and 1997

                                   (Unaudited)



                                          Six months     Six months      Three months   Three months
                                             ended          ended           ended          ended
                                          December 30,   December 30,    December 30,   December 30,
                                             1998           1997            1998           1997
                                         -------------   ------------   -------------   ------------

REVENUES
   Related party sources                 $    150,000    $       --      $    150,000   $       --
                                         ------------    ------------    ------------   ------------

OPERATING EXPENSES
   General and administrative expenses        226,628            --           110,673           --
                                         ------------    ------------    ------------   ------------

INCOME (LOSS) FROM
   OPERATIONS                                 (76,628)           --            39,327           --

OTHER INCOME (EXPENSES)                          --              --              --             --
                                         ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS
   AND PROVISION FOR INCOME
   TAXES                                      (76,628)           --            39,327           --

DISCONTINUED OPERATIONS
   Net operations of commercial door
      business, net of income taxes              --           (23,659)           --          (18,412)
                                         ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES                                      (76,628)        (23,659)         39,327        (18,412)

PROVISION FOR INCOME TAXES                       --              --              --             --
                                         ------------    ------------    ------------   ------------

NET INCOME (LOSS)                        $    (76,628)   $    (23,659)   $     39,327   $    (18,412)
                                         ============    ============    ============   ============

Earnings (Loss) per share of
   common stock outstanding -
   basic and fully diluted               $      (0.01)            nil             nil            nil
                                         ============    ============    ============   ============

Weighted-average number of
   shares outstanding                      11,400,000      11,400,000      11,400,000     11,400,000
                                         ============    ============    ============   ============





The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1998 and 1997

                                   (Unaudited)

                                                                  1998         1997
                                                                ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ (76,628)   $ (23,659)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               --          2,426
         Provision for bad debts                                     --          5,000
         (Increase) decrease in
            Current assets of discontinued operations                --         12,404
            Deferred consulting fees                              250,000         --
            Current liabilities of discontinued operations           --         (8,405)
                                                                ---------    ---------

Net cash provided by operating activities                         173,372      (12,234)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of other assets                                       (71,164)        --
   Net change in other assets of discontinued operations             --           (991)
                                                                ---------    ---------

Net cash used in investing activities                             (71,164)        (991)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in other liabilities of discontinued operations        --         (2,032)
                                                                ---------    ---------

Net cash used in financing activities                                --         (2,032)
                                                                ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                             102,208      (15,257)

Cash and cash equivalents at beginning of period                     --         40,367
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $ 102,208    $  25,110
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
   Interest paid during the period                              $    --      $     789
                                                                =========    =========
   Income taxes paid (refunded)                                 $    --      $    --
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

Pursuant to a contract dated July 14, 1998, Millennia sold 10,260,000 shares of the Company to an unrelated entity, China Economic Growth Investment Corp. LLC. It is the intent of the new controlling shareholder to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

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


Note 3 - Prepaid consulting fees

During August 1998, the Company entered into a consulting arrangement with a related entity to provide "professional services in conjunction with the merger and acquisition transactions, direct investment project development, portfolio management in US money and capital markets and other investment banking businesses." Due to the related party nature of this agreement, revenue is recognized only when services have been rendered by the Company.







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

During August 1998, the Company entered into a consulting arrangement with a related entity to provide "professional services in conjunction with the merger and acquisition transactions, direct investment project development, portfolio management in US money and capital markets and other investment banking businesses." Due to the related party nature of this agreement, revenue will be recognized only when services are rendered by the Company. As of December 31, 1998, the Company has performed designated services related to this Agreement and has recognized revenues equal to $150,000 in the second quarter of Fiscal 1999. Additionally, during the second quarter of Fiscal 1999, the related entity directed the Company to redirect approximately $100,000 of the initial advance to another entity.

Further, the Company, and its current controlling shareholder(s), intend to also seek to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During the six and three months ended December 31, 1998, respectively, the Company experienced a net (loss) income of approximately $(77,000) and $39,000 which are a result of incurred general and administrative expenses and the timing of revenue recognition for services preformed for a related party. The Company anticipates incurring similar expenditure levels in future periods. Future revenue recognition will relate to consulting services for related parties as previously discussed.

Liquidity and Capital Requirements
----------------------------------

In August 1998, the Company received a cash deposit of approximately $500,000 from a related entity related to the consulting arrangement discussed above. During the second quarter of Fiscal 1999, the related entity directed the Company to redirect $100,000 of this initial deposit to another entity. The
Company anticipates that these funds will be sufficient to sustain the day-to-day operations of the Company in the foreseeable future.

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

   None





            (The remainder of this page is left blank intentionally)

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OMNI DOORS, INC.




January    28   , 1999                          /s/ Sophia Yao
        --------                               ------------------
                                                    Sophia Yao
                                                    President, Director and
                                                    Chief Accounting Officer