Form 10QSB
period 1999-03-31
OMNI DOORS INC
filed 1999-05-03
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                  For the quarterly period ended March 31, 1999

--------   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
           1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 333-39629

                                OMNI DOORS, INC.
        (Exact name of small business issuer as specified in its charter)

         Florida                                             59-2549529
  ------------------------                             -------------------------
  (State of incorporation)                              (IRS Employer ID Number)

               30 Rockefeller Plaza, 19th Floor, New York NY 10112
                    (Address of principal executive offices)

                                 (212) 332-7222
                                ----------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 29, 1999: 11,400,000

Transitional Small Business Disclosure Format (check one):  YES       NO X

                                OMNI DOORS, INC.

                Form 10-QSB for the Quarter ended March 31, 1999

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




Part 1 - Item 1 - Financial Statements

                                OMNI DOORS, INC.
                                 BALANCE SHEETS
                             March 31, 1999 and 1998

                                   (Unaudited)

                                                               1999         1998
                                                             ---------    ---------

                                     ASSETS
 CURRENT ASSETS
   Cash on hand and in bank                                  $  37,434    $  29,837
   Net current assets of discontinued operations                  --        148,365
                                                             ---------    ---------
      Total current assets                                      37,434      178,202
                                                             ---------    ---------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                               71,164         --
   Accumulated depreciation                                     (5,930)        --
                                                             ---------    ---------
      Net property and equipment                                65,234         --
                                                             ---------    ---------

OTHER ASSETS
   Net other assets of discontinued operations                    --         15,594
                                                             ---------    ---------
      Total other assets                                          --         15,594
                                                             ---------    ---------

TOTAL ASSETS                                                 $ 102,668    $ 193,796
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Deferred consulting fees                                  $ 200,000    $    --
   Net current liabilities of discontinued operations             --         38,553
                                                             ---------    ---------
      Total current liabilities                                200,000       38,553
                                                             ---------    ---------

LONG-TERM LIABILITIES
   Net other liabilities of discontinued operations               --            813
                                                             ---------    ---------
      Total liabilities                                        200,000       39,366
                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - no par value.  25,000,000 shares
      authorized.  11,400,000 shares issued and
      outstanding, respectively                                 55,767       55,767
   Additional paid-in capital                                  172,463      172,463
   Retained earnings                                          (325,562)     (73,800)
                                                             ---------    ---------
      Total shareholders' equity                               (97,332)     154,430
                                                             ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 102,668    $ 193,796
                                                             =========    =========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3






                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
               Nine and Three months ended March 31, 1999 and 1998

                                   (Unaudited)



                                         Nine months     Nine months     Three months    Three months
                                            ended           ended            ended           ended
                                          March 31,       March 31        March 31,       March 31,
                                            1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------

REVENUES
   Related party sources                 $    200,000    $       --      $     50,000    $       --
                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
   General and administrative expenses        291,402            --            64,774            --
   Depreciation and amortization                5,930            --             5,930            --
                                         ------------    ------------    ------------    ------------

   Total operating expenses                   297,332            --            70,704            --
                                         ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                        (97,332)           --           (20,704)           --

OTHER INCOME (EXPENSES)                          --              --              --              --
                                         ------------    ------------    ------------    ------------

(LOSS) BEFORE DISCONTINUED
   OPERATIONS AND PROVISION
   FOR INCOME TAXES                           (97,332)           --           (20,704)           --

DISCONTINUED OPERATIONS
   Net operations of commercial door
      business, net of income taxes              --           (31,810)           --            (8,151)
                                         ------------    ------------    ------------    ------------

(LOSS) BEFORE PROVISION
   FOR INCOME TAXES                           (97,332)        (31,810)        (20,704)         (8,151)

PROVISION FOR INCOME TAXES                       --              --              --              --
                                         ------------    ------------    ------------    ------------

NET (LOSS)                               $    (97,332)   $    (31,810)   $    (20,704)   $     (8,151)
                                         ============    ============    ============    ============

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
                                         ============    ============    ============    ============


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4





                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                   1999         1998
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $ (97,332)   $ (31,810)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                              5,930        3,638
         (Increase) decrease in
            Current assets of discontinued operations                --         27,437
         Increase (decrease) in
            Deferred consulting fees                              200,000         --
            Current liabilities of discontinued operations           --         (5,554)
                                                                ---------    ---------

Net cash provided by operating activities                         108,598       (6,289)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office furniture and equipment                     (71,164)        --
   Net change in other assets of discontinued operations             --           (991)
                                                                ---------    ---------

Net cash used in investing activities                             (71,164)        (991)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in other liabilities of discontinued operations        --         (3,250)
                                                                ---------    ---------

Net cash used in financing activities                                --         (3,250)
                                                                ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                              37,434      (10,530)

Cash and cash equivalents at beginning of period                     --         40,367
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $  37,434    $  29,837
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
   Interest paid during the period                              $    --      $     394
                                                                =========    =========
   Income taxes paid (refunded)                                 $    --      $    --
                                                                =========    =========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5

                                OMNI DOORS, INC.

                          Notes to Financial Statements


Note 1 - Basis of Presentation

Omni Doors, Inc. (Company) was incorporated on July 19, 1985 under the laws of the State of Florida. At June 30, 1998, the Company's sole business was the assembly and distribution of commercial doors for sale to building contractors in the South Florida market.

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


Note 2 - Summary of Significant Accounting Policies

a.)   Cash and cash equivalents
      -------------------------

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

b.)   Property and equipment
      ----------------------

      Property and equipment is recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method.

      Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

                                OMNI DOORS, INC.

Note 2 - Summary of Significant Accounting Policies - Continued

c).   Accounting principles adopted and pending adoption
      --------------------------------------------------

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

Results of Operations
---------------------

With the change in control of the Company as of July 14, 1998 and the related transfer of all operating activities effective on July 1, 1998, the Company had no continuing operations.

During August 1998, the Company entered into a consulting arrangement with a related entity to provide "professional services in conjunction with the merger and acquisition transactions, direct investment project development, portfolio management in US money and capital markets and other investment banking businesses." Due to the related party nature of this agreement, revenue will be recognized only when services are rendered by the Company. As of March 31, 1999, the Company has performed designated services related to this Agreement and has recognized revenues equal to $200,000 through the third quarter of Fiscal 1999. Additionally, during the second quarter of Fiscal 1999, the related entity directed the Company to redirect approximately $100,000 of the initial advance to another entity.

Further, the Company, and its current controlling shareholder(s), intend to also seek to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During the nine and three months ended March 31, 1999, respectively, the Company experienced a net (loss) of approximately $(97,000) and $(21,000) which are a result of incurred general and administrative expenses and the timing of revenue recognition for services preformed for a related party. The Company anticipates incurring similar expenditure levels in future periods. Future revenue recognition will relate to consulting services for related parties as previously discussed.

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

Year 2000 Considerations
------------------------

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. While the Company has not completed its detailed review, as a preliminary assessment, the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its software and any such modifications or replacements are, or will be, readily available. The Company anticipates that it will complete its detailed review by June 30, 1999 and complete any modifications, upgrades or replacements during the third quarter of 1999.

The Company is also planning to hold discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change.

The Company does not expect the costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.


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

                                                                OMNI DOORS, INC.




April    30   , 1999                                      /s/ Sophia Yao
      --------                                    ------------------------------
                                                                      Sophia Yao
                                                        President, Director and
                                                        Chief Accounting Officer