Form 10QSB/A
period 1998-12-31
OMNI DOORS INC
filed 1999-09-13
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

- ------------------------------------------------------------------------------


(Mark one)
 XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

                For the quarterly period ended December 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

- ------------------------------------------------------------------------------


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


- ------------------------------------------------------------------------------


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




Part 1 - Item 1 - Financial Statements

                                OMNI DOORS, INC.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                   (Unaudited)

                                                                                1998         1997
                                                                              ---------    ---------

                                     ASSETS
 CURRENT ASSETS
   Cash on hand and in bank                                                   $ 102,208    $  25,110
   Net current assets of discontinued operations                                   --        159,102
                                                                              ---------    ---------
      Total current assets                                                      102,208      184,212
                                                                              ---------    ---------

PROPERTY AND EQUIPMENT - NET                                                     71,164         --
                                                                              ---------    ---------

OTHER ASSETS
   Net other assets of discontinued operations                                     --         16,458
                                                                              ---------    ---------
         Total other assets                                                        --         16,458
                                                                              ---------    ---------

TOTAL ASSETS                                                                  $ 173,372    $ 200,670
                                                                              =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Net current liabilities of discontinued operations                              --         36,058
                                                                              ---------    ---------
         Total current liabilities                                                 --         36,058
                                                                              ---------    ---------

LONG-TERM LIABILITIES
   Net other liabilities of discontinued operations                                --          2,031
                                                                              ---------    ---------
         Total liabilities                                                         --         38,089
                                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - no par value.  25,000,000 shares
      authorized.  11,400,000 shares issued and
      outstanding, respectively                                                  55,767       55,767
   Additional paid-in capital                                                   472,463      172,463
   Retained earnings                                                           (354,858)     (65,649)
                                                                              ---------    ---------
         Total shareholders' equity                                             173,372      162,581
                                                                              ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 173,372    $ 200,670
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



                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
              Six and Three months ended December 31, 1998 and 1997

                                   (Unaudited)



                                          Six months     Six months      Three months   Three months
                                             ended          ended           ended          ended
                                          December 30,   December 30,    December 30,   December 30,
                                             1998           1997            1998           1997
                                         -------------   ------------   -------------   ------------

REVENUES
   Related party sources                 $          0    $       --      $          0   $       --
                                         ------------    ------------    ------------   ------------

OPERATING EXPENSES
   General and administrative expenses        126,628            --           110,673           --
                                         ------------    ------------    ------------   ------------

INCOME (LOSS) FROM
   OPERATIONS                                (126,628)           --          (110,673)           --

OTHER INCOME (EXPENSES)                          --              --              --             --
                                         ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS
   AND PROVISION FOR INCOME
   TAXES                                     (126,628)           --          (110,673)           --

DISCONTINUED OPERATIONS
   Net operations of commercial door
      business, net of income taxes              --           (23,659)           --         (18,412)
                                         ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES                                     (126,628)        (23,659)       (110,673)      (18,412)

PROVISION FOR INCOME TAXES                       --              --              --             --
                                         ------------    ------------    ------------   ------------

NET INCOME (LOSS)                        $   (126,628)   $    (23,659)   $   (110,673)   $  (18,412)
                                         ============    ============    ============   ============

Earnings (Loss) per share of
   common stock outstanding -
   basic and fully diluted               $      (0.01)            nil           (0.01)           nil
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



                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1998 and 1997

                                   (Unaudited)

                                                                  1998         1997
                                                                ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ (126,628)   $ (23,659)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               --          2,426
         Provision for bad debts                                     --          5,000
         (Increase) decrease in
            Current assets of discontinued operations                --         12,404
            Deferred consulting fees                                 --            --
            Current liabilities of discontinued operations           --         (8,405)
                                                                ---------    ---------

Net cash provided by operating activities                        (126,628)     (12,234)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of other assets                                       (71,164)        --
   Net change in other assets of discontinued operations             --           (991)
                                                                ---------    ---------

Net cash used in investing activities                             (71,164)        (991)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additional paid-in capital (shareholder contribution)          300,000          --
   Net change in other liabilities of discontinued operations        --         (2,032)
                                                                ---------    ---------

Net cash from (used) in financing activities                      300,000       (2,032)
                                                                ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                             102,208      (15,257)

Cash and cash equivalents at beginning of period                     --         40,367
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $ 102,208    $  25,110
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
   Interest paid during the period                              $    --      $     789
                                                                =========    =========
   Income taxes paid (refunded)                                 $    --      $    --
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

Note 3 - Additional Capital Contribution

During August 1998, a related entity controlled by a major shareholder of the Company made $500,000 transfer of funds into the company, where $300,000 is a capital contribution by this shareholder. $100,000 of the deposit was returned back to the related entity. And during the second quarter of Fiscal 1999, $100,000 redirected according to the request by the related entity.



                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information
- ---------------------------------------------

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

Results of Operations
- ---------------------

With the change in control of the Company as of July 14, 1998 and the related transfer of all operating activities effective on July 1, 1998, the Company has no operations.

During August 1998, a related entity controlled by a major shareholder of the Company made $500,000 transfer of funds into the company, where $300,000 is a
capital contribution by this shareholder.   $100,000 of the deposit was returned
back to the related entity. And during the second quarter of Fiscal 1999, $100,000 redirected according to the request by the related entity.

Further, the Company, and its current controlling shareholder(s), intend to also seek to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During the six and three months ended December 31, 1998, respectively, the Company experienced a net (loss) income of approximately $(127,000) and $39,000 which are a result of incurred general and administrative expenses and the timing of revenue recognition for services preformed for a related party. The Company anticipates incurring similar expenditure levels in future periods. Future revenue recognition will relate to consulting services for related parties as previously discussed.

Liquidity and Capital Requirements
- ----------------------------------

In August 1998, the Company received a cash deposit of approximately $500,000 from a related entity. $300,000 was contributed as additional paid-in capital. The $100,000 of which is returned back to the related party. During the second quarter of Fiscal 1999, the related entity directed the Company to redirect $100,000 of this short-term debt to another entity. The Company anticipates that these funds will be sufficient to sustain the day-to-day operations of the Company in the foreseeable future.

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

                                               OMNI DOORS, INC.




September    9   , 1999                          /s/ Zuxiang Huang
        --------                               ------------------
                                                    Zuxiang Huang
                                                    Vice Chairman
                                                    Chief Financial Officer