Form 10QSB/A
period 1998-12-31
OMNI DOORS INC
filed 1999-09-14
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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




                                OMNI DOORS, INC.

            Amended Form 10-QSB for the Quarter ended September 30, 1998

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






Part 1 - Item 1 - Financial Statements

                                OMNI DOORS, INC.
                                 BALANCE SHEETS
                           September 30, 1998 and 1997

                                   (Unaudited)

                                                                      1998         1997
                                                                    ---------    ---------

                                     ASSETS
 CURRENT ASSETS
   Cash on hand and in bank                                         $ 383,945    $  52,167
   Net current assets of discontinued operations                         --        174,492
                                                                    ---------    ---------
      Total current assets                                            383,945      226,659
                                                                    ---------    ---------

OTHER ASSETS
   Other                                                                  100         --
   Net other assets of discontinued operations                           --         16,997
                                                                    ---------    ---------
         Total other assets                                               100       16,997
                                                                    ---------    ---------

TOTAL ASSETS                                                        $ 384,045    $ 243,656
                                                                    =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt                                                  $ 100,000    $    --
   Net current liabilities of discontinued operations                    --         64,819
                                                                    ---------    ---------
         Total current liabilities                                    100,000       64,819
                                                                    ---------    ---------

LONG-TERM LIABILITIES
   Net other liabilities of discontinued operations                      --          2,844
                                                                    ---------    ---------
         Total liabilities                                            100,000       67,663
                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - no par value.  25,000,000 shares
      authorized.  11,400,000 shares issued and
      outstanding, respectively                                        55,767       55,767
   Additional paid-in capital                                         472,463      172,463
   Retained earnings                                                 (244,185)     (52,237)
                                                                    ---------    ---------
         Total shareholders' equity                                   284,045     175,993
                                                                    ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 384,045    $ 243,656
                                                                    =========    =========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                     1998            1997
                                                 ------------    ------------

REVENUES                                         $       --      $       --
                                                 ------------    ------------


OPERATING EXPENSES
   General and administrative expenses                 15,955            --
                                                 ------------    ------------

INCOME FROM OPERATIONS                                (15,955)           --

OTHER INCOME (EXPENSES)                                  --              --
                                                 ------------    ------------

INCOME BEFORE DISCONTINUED
   OPERATIONS AND PROVISION
   FOR INCOME TAXES                                   (15,955)           --

DISCONTINUED OPERATIONS
   Net operations of commercial door business,
      net of income taxes                            (126,124)           (5,247)
                                                 ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (142,079)         (5,247)

PROVISION FOR INCOME TAXES                               --              --
                                                 ------------    ------------

NET LOSS                                         $   (142,079)   $     (5,247)
                                                 ============    ============

Earnings per share of common stock outstanding   $      (0.01)            nil
                                                 ============    ============

Weighted-average number of shares outstanding      11,400,000      11,400,000
                                                 ============    ============

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                                   1998         1997
                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ (15,955)   $  (5,247)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               --          1,213
         (Increase) decrease in
            Current assets of discontinued operations                --          2,014
            Current liabilities of discontinued operations           --         15,712
                                                                ---------    ---------

Net cash provided by operating activities                         (15,955)      13,692
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of other assets                                          (100)        --
   Net change in other assets of discontinued operations             --           (673)
                                                                ---------    ---------

Net cash used in investing activities                                (100)        (673)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term debt                                                100,000          --
   Additional capital contribution                                300,000          --
   Net change in other liabilities of discontinued operations        --         (1,219)
                                                                ---------    ---------

Net cash from (used) in financing activities                      400,000          --         (1,219)
                                                                ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                             383,945       11,800

Cash and cash equivalents at beginning of period                     --         40,367
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $ 383,945    $  52,167
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
   Interest paid during the period                              $    --      $     207
                                                                =========    =========
   Income taxes paid (refunded)                                 $    --      $    --
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


Note 3 - Financial Arrangement With A Related Entity

During August 1998, the Company entered into a financing arrangement with a controlling shareholder, where the Company obtained $300,000 additional capital contribution and $100,000 interest-free short-term debt.









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

During August 1998, the Company entered into a financing arrangement with a controlling shareholder, where the Company obtained $300,000 additional capital contribution and $100,000 interest-free short-term debt.

Further, the Company, and its current controlling shareholder(s), intend to also seek to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During the three months ended September 30, 1998, the Company  experienced a net
loss  of   approximately   $(16,000)   which   reflect   various   general  and
administrative operating expenses of the Company. The Company anticipates incurring more expenses in future periods.


Liquidity and Capital Requirements
------------------------------------

During August 1998, the Company entered into a financing arrangement with a controlling shareholder, where the Company obtained $300,000 additional capital contribution and $100,000 interest-free short-term debt. The Company anticipates that these funds will be sufficient to sustain the day-to-day operations of the Company in the foreseeable future.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

YEAR 2000
---------

The Company and/or other entities with which the Company transacts business could be adversely affected by the year 2000 problem, which is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company has taken actions it believes are reasonably designed to address the year 2000 problem with respect to computer systems in use, but has not fully determined the on their future operations or the costs they may incur to remediate the problem. There can be no assurance the actions taken by the Company will be sufficient to avoid any adverse impacts to the Company. However, management believes the year 2000 problem will not have a materially adverse effect on the Company.

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

                                                                OMNI DOORS, INC.




September    13   , 1998                                      /s/ Sophia Yao
         --------                                  -----------------------------
                                                                      Sophia Yao
                                                         President, Director and
                                                         Treasurer