Form 10QSB/A
period 1998-12-31
OMNI DOORS INC
filed 1999-09-14
CIK 1049011

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

                                OMNI DOORS, INC.

               Amended Form 10-QSB for the Quarter ended December 31, 1998

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



                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
              Six and Three months ended December 31, 1998 and 1997

                                   (Unaudited)



                                          Six months     Six months      Three months   Three months
                                             ended          ended           ended          ended
                                          December 30,   December 30,    December 30,   December 30,
                                             1998           1997            1998           1997
                                         -------------   ------------   -------------   ------------

REVENUES
   Related party sources                 $          0    $       --      $          0   $       --
                                         ------------    ------------    ------------   ------------

OPERATING EXPENSES
   General and administrative expenses        126,628            --           110,673           --
                                         ------------    ------------    ------------   ------------

INCOME (LOSS) FROM
   OPERATIONS                                (126,628)           --          (110,673)           --

OTHER INCOME (EXPENSES)                          --              --              --             --
                                         ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS
   AND PROVISION FOR INCOME
   TAXES                                     (126,628)           --          (110,673)           --

DISCONTINUED OPERATIONS
   Net operations of commercial door
      business, net of income taxes          (126,124)        (23,659)           --         (18,412)
                                         ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES                                     (252,752)        (23,659)       (110,673)      (18,412)

PROVISION FOR INCOME TAXES                       --              --              --             --
                                         ------------    ------------    ------------   ------------

NET INCOME (LOSS)                        $   (252,752)   $    (23,659)   $   (110,673)   $  (18,412)
                                         ============    ============    ============   ============

Earnings (Loss) per share of
   common stock outstanding -
   basic and fully diluted               $      (0.02)            nil           (0.01)           nil
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

Note 3 - Additional Capital Contribution

During August 1998, the Company entered into a financing arrangement with a controlling shareholder via a related entity, where the Company obtained $300,000 additional capital contribution and $100,000 interest-free short-term debt. In December 1998, the $100,000 short-term debt was paid back according to the request of the lending shareholder. The Company is arranging additional financing to sustain its operation.




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

Liquidity and Capital Requirements
- ----------------------------------

During August 1998, the Company entered into a financing arrangement with a controlling shareholder via a related entity, where the Company obtained $300,000 additional capital contribution and $100,000 interest-free short-term debt. In December 1998, the $100,000 short-term debt was paid back according to the request of the lending shareholder. The Company is arranging additional financing to sustain its operation.


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