Form 10QSB/A
period 1998-12-31
OMNI DOORS INC
filed 1999-09-14
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

- ------------------------------------------------------------------------------


(Mark one)
      XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---------  ACT OF 1934


                  For the quarterly period ended March 31, 1999

- --------   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
           1934

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

                                OMNI DOORS, INC.

               Amended Form 10-QSB for the Quarter ended March 31, 1999

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




Part 1 - Item 1 - Financial Statements

                                OMNI DOORS, INC.
                                 BALANCE SHEETS
                             March 31, 1999 and 1998

                                   (Unaudited)

                                                               1999         1998
                                                             ---------    ---------

                                     ASSETS
 CURRENT ASSETS
   Cash on hand and in bank                                  $  37,434    $  29,837
   Net current assets of discontinued operations                  --        148,365
                                                             ---------    ---------
      Total current assets                                      37,434      178,202
                                                             ---------    ---------

PROPERTY AND EQUIPMENT - AT COST
   Office furniture and equipment                               71,164         --
   Accumulated depreciation                                     (5,930)        --
                                                             ---------    ---------
      Net property and equipment                                65,234         --
                                                             ---------    ---------

OTHER ASSETS
   Net other assets of discontinued operations                    --         15,594
                                                             ---------    ---------
      Total other assets                                          --         15,594
                                                             ---------    ---------

TOTAL ASSETS                                                 $ 102,668    $ 193,796
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt from shareholder                          $    --      $    --
   Net current liabilities of discontinued operations             --         38,553
                                                             ---------    ---------
      Total current liabilities                                   --         38,553
                                                             ---------    ---------

LONG-TERM LIABILITIES
   Net other liabilities of discontinued operations               --            813
                                                             ---------    ---------
      Total liabilities                                           --         39,366
                                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - no par value.  25,000,000 shares
      authorized.  11,400,000 shares issued and
      outstanding, respectively                                 55,767       55,767
   Additional paid-in capital                                  472,463      172,463
   Retained earnings                                          (425,562)     (73,800)
                                                             ---------    ---------
      Total shareholders' equity                               102,668      154,430
                                                             ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 102,668    $ 193,796
                                                             =========    =========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3






                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
               Nine and Three months ended March 31, 1999 and 1998

                                   (Unaudited)



                                         Nine months     Nine months     Three months    Three months
                                            ended           ended            ended           ended
                                          March 31,       March 31        March 31,       March 31,
                                            1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------

REVENUES                                 $          0    $       --      $          0    $       --
                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
   General and administrative expenses        191,402            --            64,774            --
   Depreciation and amortization                5,930            --             5,930            --
                                         ------------    ------------    ------------    ------------

   Total operating expenses                   197,332            --            70,704            --
                                         ------------    ------------    ------------    ------------

(LOSS) FROM OPERATIONS                       (197,332)           --           (70,704)           --

OTHER INCOME (EXPENSES)                          --              --              --              --
                                         ------------    ------------    ------------    ------------

(LOSS) BEFORE DISCONTINUED
   OPERATIONS AND PROVISION
   FOR INCOME TAXES                          (197,332)           --           (70,704)           --

DISCONTINUED OPERATIONS
   Net operations of commercial door
      business, net of income taxes          (126,124)       (31,810)           --            (8,151)
                                         ------------    ------------    ------------    ------------

(LOSS) BEFORE PROVISION
   FOR INCOME TAXES                          (323,456)        (31,810)        (70,704)         (8,151)

PROVISION FOR INCOME TAXES                       --              --              --              --
                                         ------------    ------------    ------------    ------------

NET (LOSS)                               $   (323,456)   $    (31,810)   $    (70,704)   $     (8,151)
                                         ============    ============    ============    ============

(Loss) per share of common
   stock outstanding - basic
   and fully diluted                     $      (0.03)            nil          (0.01)             nil
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
                                         ============    ============    ============    ============


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4





                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                   1999         1998
                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $ (197,332)   $ (31,810)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                              5,930        3,638
         (Increase) decrease in
            Current assets of discontinued operations                --         27,437
         Increase (decrease) in
            Deferred consulting fees                                 --            --
            Current liabilities of discontinued operations           --         (5,554)
                                                                ---------    ---------

Net cash provided by operating activities                        (191,402)      (6,289)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office furniture and equipment                     (71,164)        --
   Net change in other assets of discontinued operations             --           (991)
                                                                ---------    ---------

Net cash used in investing activities                             (71,164)        (991)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term debt from shareholder                                  --           --
   Additional paid-in capital(shareholder contribution)           300,000         --
   Net change in other liabilities of discontinued operations        --         (3,250)
                                                                ---------    ---------

Net cash from (used) in financing activities                      300,000       (3,250)
                                                                ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                              37,434      (10,530)

Cash and cash equivalents at beginning of period                     --         40,367
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $  37,434    $  29,837
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
   Interest paid during the period                              $    --      $     394
                                                                =========    =========
   Income taxes paid (refunded)                                 $    --      $    --
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



Note 3 - Financing Arrangements With A Related Entity

During August 1998, the Company entered into a financing arrangement with a controlling shareholder via a related entity, where the Company obtained $300,000 additional capitalcontribution and $100,000 interest-free short-term debt. In December 1998, the $100,000 short-term debt was paid back according to the request of the lending shareholder.



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

During August 1998, the Company entered into a financing arrangement with a controlling shareholder via a related entity, where the Company obtained $300,000 additional capitalcontribution and $100,000 interest-free short-term debt. In December 1998, the $100,000 short-term debt was paid back according to the request of the lending shareholder.

Further, the Company, and its current controlling shareholder(s), intend to also seek to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During the nine and three months ended March 31, 1999, respectively, the Company experienced a net (loss) of approximately $(197,000) and $(21,000) which are a result of incurred general and administrative expenses and the timing of revenue recognition for services preformed for a related party. The Company anticipates incurring similar expenditure levels in future periods. Future revenue recognition will relate to consulting services for related parties as previously discussed.

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

Year 2000 Considerations
- ------------------------

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

                                                                OMNI DOORS, INC.




September 12   , 1999                                      /s/ Zuxiang Huang
      --------                                    ------------------------------
                                                              Zuxiang Huang
                                                        Vice-Chairman and
                                                        Chief Financial Officer