Form 10KSB
period 1999-06-30
OMNI DOORS INC
filed 1999-09-17
CIK 1049011

United States
                  Securities and Exchange Commission
                         Washington, D.C. 20549

                               Form 10-KSB
(Mark One)
[X ]	Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange
	Act of 1934
	For the fiscal year ended June 30, 1999

[  ]	Transition report pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934
	For the transition period from ___________________ to _______________

                    Commission file number:  333-39629

                             Omni Doors, Inc.
       (Name of small business issuer as specified in its charter)

             Florida                                    59-2549529
     (State of Incorporation)		(I.R.S. Employer Identification No.)

           30 Rockefeller Plaza, 19th Floor, New York, NY 10112
                 (Address of principal executive offices)

                             (212) 332-7222
                       (Issuer's telephone number)

Securities registered pursuant to Section 12 (b) of the Exchange Act:  Common
Stock

Securities registered pursuant to Section 12 (g) of the Exchange Act:  None

Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 1999 were zero dollars (explanations provided below).

The aggregate market value of the Common Stock as of June 30, 1999 was $5,700,000 (computed by reference to the average bid and asked prices of such stock, as reported in the over the counter market, that is, 11,400,000 shares times $0.50 per share). As of June 30, 1999, the registrant had 11,400,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [   ] ___ No _[X_].



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


CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements and information relating to the Company that are based on believes held by the Company or its management as well as assumptions made by and information currently available to the Company or its management. When used in this document, the words "anticipate", "believe", "estimate", "expect", and "intend" and similar expressions, as they relate to the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements contained herein.


                                 Part I


ITEM 1.	DESCRIPTION OF BUSINESS

General

The Company is currently seeking a merger partner to develop an operating business.

History

The Company, Omni Doors, Inc., is a Florida corporation ("Omni") which was incorporated on July 19, 1985. Up until June 30, 1998 Omni's primary business had been the assembly and distribution of industrial doors for sale to building contractors in the South Florida market.

On April 6, 1998, the Board of Directors of Millennia Inc., a Delaware corporation, ("Millennia") which at that time owned 100% of the outstanding stock of Omni, declared the payment of a stock dividend to Millennia's stockholders. Stockholders record of Millennia on April 17, 1998 received one share of the common stock of Omni for each four shares of common stock of Millennia owned on that record date. No fractional shares were issued since all fractions were rounded up to the nearest whole share; thus, shareholders who would otherwise have been entitled to a fraction of a share of Omni were issued one full share in lieu thereof. This distribution of approximately 570,000 shares of Omni represented five percent of the total issued and outstanding shares of the Company.

On July 10, 1998, Millennia incorporated a new wholly-owned subsidiary, Millennia Doors, Inc., a Texas corporation, so that all of the assets and liabilities of Omni Doors, Inc. at that time, as well as the business operations then conducted by Omni, could be transferred into this new corporation. Pursuant to a contract dated July 14, 1998, Millennia sold 10,260,000 shares (representing 90% of the total outstanding shares) of the common stock of Omni to an unrelated firm, China Economic Growth Investment Corp., LLC., which then distributed the shares to its three partners: Yong Chen, Zuxiang Huang, and Zheng Yao. The new controlling stockholders of Omni intend to acquire by merger an operating business with a history of profitable operations and/or develop a mutual fund management business.

At the time of this transaction, Omni did not actively conduct any business with unrelated parties. Related parties had provided cash advances to the Company to support its continued existence. Since the July 14, 1998 transaction, the address of Omni's U.S. representative office has been 30 Rockefeller Plaza, 19th Floor, New York, NY 10112 and its telephone number has been (212)332-7222.

Business Services

The Company currently conducts M & A and asset management-related activities on behalf of related companies controlled by the three Board members of the Company.

Properties

As of June 30, 1999 Omni operates at offices owned by a related party in Beijing located at No. 1/A, Beitaipingzhuang Road, Haidian District, Beijing, China 100088. The Company rents an U.S. representative office at 30 Rockefeller Plaza, 19th Fl., New York, New York. This facility is leased under an office lease agreement, which expires on September 30, 2000.

Competition

The business that Company aims at entering is highly competitive.
Many much bigger companies are also seeking merger opportunities. But the Company has limited prior experience in mergers and acquisitions in US. There is no assurance that the Company can develop a viable operational business through reverse merger. The Company is facing much larger competitors with successful merger and acquisition deal making and/or business operating histories.

Employees

The Company currently has only one full-time administrative employee.


ITEM 2.	DESCRIPTION OF PROPERTY

Currently, Omni conducts its business from its principal executive office located in Beijing at No.1/A, Beitaipingzhuang Road, Haidian District, Beijing, China, 100088. The company has a representative office at 30 Rockefeller Plaza, 19th Fl., New York, New York. This facility was leased under a lease that expires in September 2000.


ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently involved in any pending actions that will have a material adverse effect on its businesses, financial conditions and results of operations.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 annual meeting of the shareholders of the Company shall be held to vote on the following issues: (1) to elect directors; (2) to authorize the Board of Directors to change the corporate name to a company name that fits its future business; (3) to authorize the Board of Directors to change the Company's state of registration from Florida to Delaware; (4) to consider, and act upon, any other matters that may come before the annual meeting. Such annual meeting is expected to be held in late October 1999.

                                 Part II


ITEM 5.	MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

The Common Stock of the Company has been quoted on the NASDAQ over the counter market, starting May 4, 1998, under the symbol "OMDO". During the period of June 30, 1998 through June 30, 1999 the range of representative high and low closing bid prices for the common stock of "OMDO" was between $4.5 and $0.07. These quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

On June 30, 1999, the closing bid price of the Common Stock was $0.50 per share. On June 18, 1999, there were 1646 shareholders of record of "OMDO" common stock.

Omni has never paid any cash dividends. The Company currently does not earn any revenues from unrelated parties due to the nature of the transitional period that it is in. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company's future dividend policy will be determined by its board of directors on the basis of various factors, including but not limited to the Company's results of operations, financial conditions, business opportunities and capital requirements.


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

    General Comments

The Company has received cash advances from related parties to support its continued existence. They are unpredictable and may not continue.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30,
1998

    Results of Operations

The Company had no sales for the fiscal year ended June 30, 1999 as compared to a net sales figure of approximately $531,000 for the comparable period ended June 30, 1998.

On the other hand, Omni's operating expenses with respect to the drive to eventually close a successful merger deal were mounting considerably for this fiscal year as compared to approximately only $113,000 for the comparable period ended June 30, 1998. Such dramatic increase in expenses resulted from the same reason sited above.

    Capital Resources

The related companies controlled by the Board members of Omni have been providing cash advances to the Company to support its existence. It is likely that future capital resources will continue to be provided by related companies, but there is no guarantee in that respect.

    Liquidity

Management believes that the Company has enough cash to sustain operation and business development for another year.

    Year 2000 Concerns

The Company does not rely on computer heavily. Management believes the Year 2000 problems do not pose a serious issue for the Company.


ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements

    Consolidated Financial Statements of the Company (Audited)

Independent Auditor's Report						F-1
Balance Sheet as of June 30, 1999					F-2
Statements of Operations for the years
	ended June 30, 1999 and 1998					F-3
Statements of Changes in Stockholders' Equity for the years ended
	June 30, 1999 and 1998						F-4
Statements of Cash Flows for the years ended June 30, 1999 and 1998	F-5
Notes to Financial Statements 						F-6


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

                                Part III


ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of June 30, 1999 the executive officers and directors of the Company were:

Name			Age			Position

Chen Yong		40			Chairman and CEO

Huang Zuxiang	44			Vice chairman, CFO and secretary

Sophia Yao		31			President and treasurer

Set forth below is a description of the backgrounds of executive officers and directors of Omni as of June 30, 1999.

Yong Chen, age 40. Mr. Chen has served as chairman of the board of Omni and its CEO since July 1998. He also serves as president and executive vice chairman of China National Zhonghao Financial Co, Ltd., a commercial lending and investment-banking firm owned by China National Ministry of Chemical Industries. Before that, he served as a deputy general manager of the Fund Development Department at China International Trust & Investment Corporation (CITIC).

Zuxiang Huang, age 44. Mr. Huang has served as vice chairman of the board of Omni and its chief financial officer and secretary since July 1998. Mr. Huang is the founder, chairman and CEO of Credit China Group, a merger & acquisition investment-banking firm headquartered in Beijing. Prior to founding Credit China Group, he served as a member of the Advisory Board at the People's Bank of China - China's central bank. Mr. Huang had also been an associate professor in finance at Ha-Er-Bin Financial Institute after he graduated from China Academy of Social Sciences.

Sophia Yao, age 31. Ms. Yao has served as a director, president and treasurer of Omni since July 1998. Prior to the takeover of Omni from Millennium in July 1998, Ms. Yao, as an international merger and acquisition specialist, co-founded Credit China Corp in New York in 1995 and has been serving as its president ever since.

Directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers are elected by the Company's board of directors to hold office until their respective successors are elected and qualified.

The Company's Bylaws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance at each Board of Directors meeting. During the fiscal year ended June 30, 1999, none of the directors were paid any director's fees.

    Committees of the Board of Directors

The board of directors of Omni currently has no committees.


ITEM 10.	EXECUTIVE COMPENSATION

Officers and directors of Omni were not compensated for their service to the Company during the fiscal years ended June 30, 1998 and 1999 except certain reimbursements to the officers and directors for the expenses incurred during their actions on behalf of the Company. None of these officers and directors were paid a cash compensation, salary, or bonus during these two fiscal years. In the same period, the Company also did not award any stock options or other form of no-cash compensation to any person.


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains certain information about the beneficial ownership of the "OMDO" common stock owned (i) by each person known to the Company to be the beneficial owner of 5% or more of its outstanding common stock, (ii) by the officers, directors and key employees of the Company individually and (iii) by the officers and directors of the Company as a group.

Name and address			Number of shares      Percentage
					beneficially owned

Chen Yong				3,898,000		34.193%
30 Rockefeller Plaza, Ste 1922
New York, NY 10112

Zuxiang Huang				2,924,100		25.65%
30 Rockefeller Plaza, Ste 1922
New York, NY 10112

Zheng Yao				2,924,100		25.65%
30 Rockefeller Plaza, Ste 1922
New York, NY 10112

Millennia, Inc.				570,017			5%
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

Sophia Yao				- 0 -			- 0 -

All officers and directors		6,822,100               59.843%
as a group (3 persons)


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sophia Yao is a daughter of Zheng Yao.

Credit China Group, one of the companies controlled by Zuxiang Huang net cash advances totaling $300,000 to the Company. China International Finance Company, Ltd., one of the companies controlled by Cheng Yong, provided cash advances totaling $400,000 to the Company. These cash advances have been/and are designated to be used to pay various general and administrative expenses incurred by the Company.

Omni paid $15,000 legal and consulting fees to Halter Capital Inc. during the fiscal year ended June 30, 1998. Kevin Halter, Sr., Chairman & CEO of Millennia, Inc., controls Halter Capital Inc.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

13.1	Certificate of Incorporation and Bylaws of the Company*

13.2	Specimen Stock Certificate for Common Stock*

Reports on Form 8-K

July 20, 1998 - relating to the sale of shares representing 90% of the Company's outstanding common stock to China Economic Growth Investment Corp., LLC

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, being duly authorized by law.

Omni Doors, Inc.

/s/ Zuxiang Huang			September 16, 1999
-----------------------------------
Zuxiang Huang, Chief Financial Officer, Secretary,
Vice Chairman of the Board of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/ Yong Chen				September 16, 1999
-----------------------------------
Chen Yong, CEO
Chairman of the Board of Directors

/s/ Zuxiang Huang			September 16, 1999
-----------------------------------
Huang Zuxiang, CFO, Secretary,
Vice Chairman of the Board of Directors

/s/ Sophia Yao				September 16, 1999
-----------------------------------
Sophia Yao, President, Treasurer, Director

                           OMNI DOORS, INC.

                         FINANCIAL STATEMENTS
                                 AND
                    INDEPENDENT AUDITOR'S REPORT

                        JUNE 30, 1999 AND 1998



                     INDEX TO FINANCIAL STATEMENTS



      Independent Auditor's Report ------------------------------------ 1

      Financial Statements:

            Balance Sheet as of June 30, 1999 ------------------------- 2

            Statements of Operations
               for the years ended June 30, 1999 and 1998 -------------	3

            Statements of Changes in Stockholders' Equity (Deficit)
               for the years ended June 30, 1999 and 1998 ------------- 4

            Statements of Cash Flows
               for the years ended June 30, 1999 and 1998 ------------- 5

	Notes to Financial Statements --------------------------------- 6

                      INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Omni Doors, Inc.
New York, New York


We have audited the accompanying balance sheet of Omni Doors, Inc. as of June 30, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omni Doors, Inc. as of June 30, 1999, and the results of its operations, and its cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Omni Doors, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, due to a change in ownership of the Company and related transfer of all operating activities, the Company had no continuing operations effective July 1, 1998. Since coming under new control, the Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations, and has a stockholders' deficit at June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HEIN + ASSOCIATES LLP

Dallas, Texas
September 2, 1999

                            OMNI DOORS, INC.

                             BALANCE SHEET

                             JUNE 30, 1999



                                ASSETS


CURRENT ASSET -
      Cash and cash equivalents	                                $316,759

PROPERTY AND EQUIPMENT:
      Furniture and computer equipment	                            71,164
      Accumulated depreciation	                                 (11,860)
            Net property and equipment	                            59,304

Total assets	                                                  $376,063



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES -
      Due to affiliate	                                            $400,000

COMMITMENT AND CONTINGENCY (NOTE 4)					-

STOCKHOLDERS' EQUITY (DEFICIT):
      Common stock - no par value, 25,000,000 shares authorized;
            11,400,000 issued and outstanding                         55,767
      Contributed capital                                            472,463
      Accumulated deficit                                           (552,167)
            Total stockholders' equity (deficit)                     (23,937)

Total liabilities and stockholders' equity (deficit)                $376,063

See accompanying notes to these financial statements

                            OMNI DOORS, INC.

                        STATEMENTS OF OPERATIONS

	                                                   YEARS ENDED JUNE 30,
                                                            1999      1998
REVENUES                                                  $  -      $    -

EXPENSES:
      General and administrative                           317,102  	    -
      Depreciation                                          11,860       -
            Total operating expenses                       328,962       -

Loss from operations                                      (328,962) 	    -

INTEREST INCOME                                              5,025       -

LOSS FROM CONTINUING OPERATIONS                           (323,937)      -

DISCONTINUED OPERATIONS, net of income taxes:
      Loss from operations                                    -      (60,116)
      Loss on disposition                                 (126,124)      -

            Loss from discontinued operation	          (126,124)  (60,116)


NET LOSS                                                 $(450,061) $(60,116)

NET LOSS PER SHARE -BASIC AND DILUTED                      $(.04)     $(.01)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    11,400,000 11,400,000

See accompanying notes to these financial statements

                            OMNI DOORS, INC.

 	    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	            YEARS ENDED JUNE 30, 1999 AND 1998

                                           COMMON STOCK       CONTRIBUTED ACCUMULATED
                                         SHARES     AMOUNT    CAPITAL      DEFICIT     TOTAL

BALANCES, June 30, 1997               11,400,000    $55,767   $172,463    $(41,990)    $186,240

Net loss                                    -          -          -        (60,116)     (60,116)

BALANCES, June 30, 1998               11,400,000     55,767    172,463    (102,106)     126,124

Contributions from a principal stockholder  -          -       300,000        -         300,000

Net loss                                    -          -          -       (450,061)    (450,061)

BALANCES, June 30, 1999               11,400,000    $55,767   $472,463    $(552,167)   $(23,937)


See accompanying notes to these financial statements

                           OMNI DOORS, INC.

 	                 STATEMENTS OF CASH FLOWS

	                                                   YEARS ENDED JUNE 30,
                                                            1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                           $(450,061) $(60,116)
      Adjustments to reconcile to net cash used
        in operating activities:
            Depreciation expense                            11,860     3,638
            Loss on disposition of discontinued operation  126,124  	-
            Provision for losses on accounts receivable       -        5,000
            Provision for losses on inventory                 -       32,141
            (Increase) Decrease in:
                  Accounts receivable                         -      (25,538)
                  Inventory                                   -       21,588
                  Prepaid expenses and other                  -       (3,008)
            Increase (Decrease) in:
                  Accounts payable                            -       (1,158)
                  Accrued liabilities                         -       (3,237)
            Net cash used in operating activities         (312,077)  (30,690)

CASH FLOWS FROM INVESTING ACTIVITIES -
      Cash paid to acquire furniture and equipment         (71,164)     (991)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital contributions                                300,000      -
      Cash advances received from affiliate                400,000  	-
      Repayment of parent company advances and loans          -       (4,469)
            Net cash provided by (used in)
              financing activities                         700,000    (4,469)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           316,759   (36,150)

CASH AND CASH EQUIVALENTS, beginning of year                  -       40,367

CASH AND CASH EQUIVALENTS, end of year                    $316,759    $4,217

SUPPLEMENTAL INFORMATION -
      Interest paid for the period                        $   -       $1,052

See accompanying notes to these financial statements

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Organization

Omni Doors, Inc. (the "Company") was incorporated on July 19, 1985 in the State of Florida and was formerly a 95% owned subsidiary of Millennia, Inc. ("Millennia"). Through June 30, 1998, the Company's sole business activity was the assembly and distribution of industrial metal doors in the South Florida region of the United States. In July 1998, Millennia elected to cease these operations and transferred all the Company's assets and liabilities to a newly formed corporation effective as of the close of business June 30, 1998.

Pursuant to a contract dated July 14, 1998, Millennia sold approximately 10,260,000 shares (90%) of the Company's common stock to China Economic Growth Investment Corp., LLC ("CEGIC"). On August 12, 1998, CEGIC's board of directors approved a merger with the Company. The new controlling stockholders' intent is for the Company to acquire or merge with a business with a history of profitable operations.


      Continuation as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to the Company's change in ownership and related transfer of all its operating activities, the Company had no continuing operations effective July 1, 1998. Since coming under new control, the Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations, and has a stockholders' deficit at June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of exploring business opportunities to place into the Company which they believe will permit the Company to attain profitable operating results and allow the Company to continue as a going concern. It is management's opinion that sufficient working capital can be derived from continued payments from related parties to permit the Company to complete the process of acquiring a profitable business.

      Cash Equivalents

The Company considers cash in banks, certificates of deposit and other highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

      Property and Equipment

Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally three to five years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

      Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets at June 30, 1999 are primarily due to recognition of operating losses that are available to offset future taxable income. A valuation allowance is recognized to fully limit recognition of deferred tax assets at June 30, 1999. Deferred tax balances at June 30, 1999 are immaterial.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. At June 30, 1999, The Company has no item which require presentation in this separate statement.

      Loss Per Share

Income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share takes common equivalent shares into consideration. However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. Common stock equivalents are assumed to be exercised with the related proceeds used to repurchase outstanding shares except when the effect would be antidilutive. There were no common stock equivalents for the years ended June 30, 1999 and 1998.

      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Reclassifications

Certain reclassifications have been made to conform 1998 financial statements to the presentation in 1999. The reclassifications had no effect on net income.

2. DISCONTINUED OPERATIONS

In July 1998, the Company elected to transfer all its assets and liabilities to a newly formed corporation and cease its door assembly and distribution operations. The accompanying statement of operations for the year ended June 30, 1998 reflects the Company's results as discontinued operations. The Company had net sales of $530,932 for the year ended June 30, 1998. The $126,124 loss on disposition reflected in the statement of operations for the year ended June 30, 1999 represents the book value of the net assets transferred.

3. Related Party Transactions

Certain directors and stockholders of the Company are officers, directors and/or stockholders in other companies with which the Company engaged in the following transactions:

(a) In August 1998, the Company entered into a financing arrangement with Credit China Group ("CCG"), a Beijing corporation. As of June 30, 1999, the Company has received cash deposits totaling $300,000 in connection with the arrangement. These cash advances have been used to pay various expenses incurred by the Company Based on the agreement between the parties, The Company has recorded the cash advances as contributed capital.

(b) In June 1999, the Company entered into a financing arrangement with China International Financial Co., Ltd. ("CIFC"), a Hong-Kong corporation. In conjunction with this arrangement, the Company has received cash advances totaling $400,000 through June 30, 1999. These advances are non-interest bearing, unsecured and contain no specific terms of repayment. The advances have been designated to pay various expenses incurred by the Company. Based on the agreement between the parties, The Company has the cash advances as a liability at June 30, 1999.

(c) The Company purchased office furniture and equipment from CCG for its cost of $71,064.

4. COMMITMENT AND CONTINGENCY

The Company leases corporate office space under a non-cancelable operating lease agreement, which expires in September 2000. Terms of the agreement require minimum aggregate annual rental payments of $137,200 and $34,300 for the periods ended June 30, 2000 and 2001, respectively. Rent expense under the lease for the year ended June 30, 1999 was $126,000. A $34,300 security deposit called for under the lease agreement was paid by CCG.

CCG is a party to an agreement among certain unrelated entities. The agreement establishes the Guoxin Internet Group ("GIG"), an information technologies company incorporated in China. Under the agreement, CCG will pursue listing of GIG's stock on a national exchange. This may be achieved through a stock-swap plan between GIG and the Company.

5. CONCENTRATION OF CREDIT RISK

The Company maintains its cash (including cash equivalents) in one financial institution located in New York City, New York. The balances are insured by the Federal Depository Insurance Corporation up to $100,000. At June 30, 1999, the Company's uninsured cash balances, per bank records, approximated $236,000.

6. YEAR 2000

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

7. SUBSEQUENT EVENT

In July 1999, the Company commenced formal negotiations in connection with a proposed merger between the Company and Big Manhattan, Inc., an apparel importer and distributor based in New York.