Form 10QSB
period 1999-09-30
OMNI DOORS INC
filed 1999-11-02
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

-------------------------------------------------------------------------------

(Mark one)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 12, 1998: 11,400,000

Transitional Small Business Disclosure Format (check one): YES [ ]     NO [X]




                                OMNI DOORS, INC.

               Form 10-QSB for the Quarter ended September 30, 1999

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






Part 1 - Item 1 - Financial Statements

                                 OMNI DOORS, INC.
                                 BALANCE SHEETS
                           September 30, 1998 and 1999

                                   (Unaudited)

                                                                      1998         1999
                                                                    ---------    ---------

                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                         $ 383,945    $ 115,951
                                                                    ---------    ---------
      Total current assets                                            383,945      115,951
                                                                    ---------    ---------

PROPERTY & EQUIPMENT
   Furniture & computer equipment                                         100       71,164
        Less: Accumulated depreciation                                   --        (17,790)
                                                                    ---------    ---------
         Total other assets                                               100       53,374
                                                                    ---------    ---------

TOTAL ASSETS                                                        $ 384,045    $ 169,325
                                                                    =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Due to affiliate                                                 $ 100,000    $ 249,500
                                                                    ---------    ---------
         Total current liabilities                                    100,000      249,500
                                                                    ---------    ---------

LONG-TERM LIABILITIES
   Net other liabilities of discontinued operations                      --          --
                                                                    ---------    ---------
         Total liabilities                                            100,000      249,500
                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock - no par value.  25,000,000 shares
      authorized.  11,400,000 shares issued and
      outstanding, respectively                                        55,767       55,767
   Additional paid-in capital                                         472,463      472,463
   Retained earnings                                                 (244,185)    (608,405)
                                                                    ---------    ---------
         Total shareholders' equity                                   284,045      (80,175)
                                                                    ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 384,045    $ 169,325
                                                                    =========    =========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1998 and 1999

                                   (Unaudited)

                                                     1998            1999
                                                 ------------    ------------

REVENUES                                         $       --      $       --
                                                 ------------    ------------


OPERATING EXPENSES
   General and administrative expenses                 15,955         59,170
                                                 ------------    ------------

INCOME FROM OPERATIONS                                (15,955)       (59,170)

INTEREST INCOME                                          --            2,932
                                                 ------------    ------------

INCOME BEFORE DISCONTINUED
   OPERATIONS AND PROVISION
   FOR INCOME TAXES                                   (15,955)       (56,238)

DISCONTINUED OPERATIONS
   Net operations of commercial door business,
      net of income taxes                            (126,124)          --
                                                 ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (142,079)       (56,238)

PROVISION FOR INCOME TAXES                               --              --
                                                 ------------    ------------

NET LOSS                                         $   (142,079)   $   (56,238)
                                                 ============    ============

Earnings per share of common stock outstanding   $      (0.01)        (0.005)
                                                 ============    ============

Weighted-average number of shares outstanding      11,400,000      11,400,000
                                                 ============    ============

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1998 and 1999

                                   (Unaudited)

                                                                   1998         1997
                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ (15,955)   $ (56,238)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               --          5,930
         (Increase) decrease in
            Current assets of discontinued operations                --           --
            Current liabilities of discontinued operations           --           --
                                                                ---------    ---------

Net cash provided by operating activities                         (15,955)     (50,308)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of other assets                                          (100)        --
   Net change in other assets of discontinued operations             --           --
                                                                ---------    ---------

Net cash used in investing activities                                (100)        --
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term debt                                                100,000     (150,500)
   Additional capital contribution                                300,000          --
                                                                ---------    ---------

Net cash from (used) in financing activities                      400,000     (150,500)
                                                                ---------    ---------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                   383,945     (200,808)

Cash and cash equivalents at beginning of period                     --        316,759
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $ 383,945    $ 115,951
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
   Interest income during the period                            $    --      $   2,932
                                                                =========    =========
   Income taxes paid (refunded)                                 $    --      $    --
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


Note 3 - Payback of Short-term Debt to A Related Entity

During September 1999, the Company returned $150,500 of a short-term borrowing to an affiliated entity controlled by a controlling shareholder of the Company, where the Company had obtained $400,000 interest-free short-term debt.









                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


Caution Regarding Forward-Looking Information
- - ---------------------------------------------

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


Results of Operations
- - ---------------------

With the change in control of the Company as of July 14, 1998 and the related transfer of all operating activities effective on July 1, 1998, the Company has no operations.

During September 1999, the Company returned $150,500 of a short-term borrowing to an affiliated entity controlled by a controlling shareholder of the Company, where the Company had obtained $400,000 interest-free short-term debt.

Further, the Company, and its current controlling shareholder(s), intend to also seek to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During the three months ended September 30, 1999, the Company  experienced a net
loss  of   approximately   $(56,238)   which   reflect   various   general  and
administrative operating expenses of the Company. The Company anticipates incurring similar expenses in future periods.


Liquidity and Capital Requirements
- ------------------------------------

During September 1999, the Company returned $150,500 of a short-term borrowing to an affiliated entity controlled by a controlling shareholder of the Company, where the Company had obtained $400,000 interest-free short-term debt. Within half a year, the Company will have to arrange additional financing to sustain the day-to-day operations of the Company.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

YEAR 2000
- ---------

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

   None.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

On October 22, 1999, the Company called and held an annual meeting of shareholders. At the annual meeting, Yong Chen, Zuxiang Huang, and Sophia Yao were re-elected to the Board of Directors. Shareholders also approved the Company's proposal to change its corporate name and change its state of incorporation from Florida to Delaware.

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

                                                                OMNI DOORS, INC.




October    29   , 1999                                      /s/ Zuxiang Huang
         --------                                  -----------------------------
                                                                Zuxiang Huang
                                                       Chief Financial Officer