Form 10QSB
period 1999-12-31
OMNI DOORS INC
filed 2000-06-21
CIK 1049011

Filer:

      Company Data:
           Company Conformed Name:            Omni Doors, Inc.
           Central Index Key:                             0001049011
           Standard Industrial Classification:            Wholesale-Professional & CC
           IRS Number:                                    592549529
           State of Incorporation:                        FL
           Fiscal Year End:                               0630

      Filing Values:
           Form Type:                         10QSB
           SEC Act:
           SEC File Number:                   333-39629

      Business Address:
           Street 1:                          30 Rockefeller Plaza
           Street 2:                          New York
           City:                              NY
           Zip:                               10112
           Business Phone:                    2123327222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

------------------------------------------------------------------------------

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1999.

                                 (212) 332-7222
                           (Issuer's telephone number)

------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 10, 2000: 11,400,000

Transitional Small Business Disclosure Format (check one): YES [ ]    NO [X]


                                OMNI DOORS, INC.

               Form 10-QSB for the Quarter ended December 31, 1999

                                Table of Contents

                                                                                         Page
Part I - Financial Information

      Item 1            Financial Statements

      Item 2            Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

      Item 1      Legal Proceedings

      Item 2            Changes in Securities

      Item 3            Defaults Upon Senior Securities

      Item 4            Submission of Matters to a Vote of Security Holders

      Item 5            Other Information

      Item 6            Exhibits and Reports on Form 8-K

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                OMNI DOORS, INC.
                                  BALANCE SHEET
                                December 31, 1999

                                   (Unaudited)
                                                                    1999
                                                                    ----
                                     ASSETS
CURRENT ASSETS
      Cash on hand and in bank                                    $ 56,735
                                                                  --------
      Total current assets                                          56,735
                                                                  --------

PROPERTY AND EQUIPMENT - AT COST
      Office furniture and equipment                                71,164
      Accumulated depreciation                                     (23,720)
                                                                  --------

                        Net property and equipment                  47,444
                                                                  --------

TOTAL ASSETS                                                      $104,179
                                                                  ========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and Accrued Expenses                       $ 19,568
                                                                  --------

                        Total current liabilities                   19,568
                                                                  --------

LONG-TERM LIABILITIES
      Due to Affiliates                                            249,500
                                                                  --------

                        Total liabilities                          269,068
                                                                  --------

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
      Common stock - no par value. 25,000,000 shares
            Authorized, 11,400,000 shares issued and
            outstanding                                             55,767
      Additional paid-in capital                                   472,463

Accumulated Deficit                                               (693,119)
                                                                  --------
    Total shareholders' deficit                                   (164,889)
                                                                  --------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $104,179
                                                                  ========



See Notes to Financial Statements.

                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
              Six and Three Months ended December 31, 1999 and 1998

                                   (Unaudited)

                                                   Six             Six              Three            Three
                                                 Months          Months            Months            Months
                                                  Ended           Ended             Ended             Ended
                                                Dec. 31,        Dec. 31,          Dec. 31,          Dec. 31,
                                                  1999            1998              1999              1998
REVENUES                                     $         0     $         0        $         0        $         0

OPERATING EXPENSES
         General and administrative
         Expenses                                145,050         126,628             67,736            110,673
                                             -----------     -----------        -----------        -----------

INCOME (LOSS) FROM
   OPERATIONS                                   (145,050)       (126,628)           (67,736)          (110,673)

OTHER INCOME                                       4,099               0              1,167                  0
                                             -----------     -----------        -----------        -----------


NET LOSS                                     $  (140,951)    $  (126,628)       $   (66,569)       $  (110,673)
                                             ===========     ===========        ===========        ===========


Loss per share of
   common stock outstanding -
   Basic and fully diluted                   $     (0.01)    $     (0.01)       $     (0.01)       $     (0.01)
                                             ===========     ===========        ===========        ===========


Weighted- average number of
   shares outstanding                         11,400,000      11,400,000         11,400,000         11,400,000
                                             ===========     ===========        ===========        ===========



See Notes to Financial Statements.

                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31 1999 and 1998

                                   (Unaudited)

                                                        1999             1998
Net cash used in operating activities
Net Loss                                            $ (140,951)       $ (126,628)
     Adjustments to reconcile net
         Loss to net cash used in
         Operating activities
         Increase in Accounts Payable                    19,569
           Depreciation and other                        11,858                0
                                                         ------         ---------

      Net Cash Used in Operations                     (109,524)         (126,628)
                                                       --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of other assets                             0         (71,164)
                                                        -------        ----------

Net cash used in investing activities                         0          (71,164)
                                                        -------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Shareholders contributions                           0           300,000
         Repayment of loans from Affiliated
         Companies                                    (150,500)                 0
                                                       --------           -------

Net cash from (used) in financing activities          (150,500)           300,000
                                                      ---------           -------

INCREASE / (DECREASE) IN CASH AND
         CASH EQUIVALENTS                             (260,024)           102,208

Cash and cash equivalents
at beginning of period                                  316,759                 0
                                                        -------           -------

Cash and cash equivalents at end of period             $ 56,735         $ 102,208
                                                        =======           =======


See Notes to Financial Statements.

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

The accompanying interim financial statements are unaudited, and in the opinion of management are prepared in accordance with the instructions for Form 10-QSB, and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full fiscal year ending June 30, 2000.

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

Note 2 - Payback of Short-term Debt to A Related Entity

During September 1999, the Company returned $150,500 of a short-term borrowing to an affiliated entity controlled by a controlling shareholder of the Company, where the Company had previously obtained $400,000 interest-free short-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "participate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

Further, the Company, and its current controlling shareholder(s), intends to also seek to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During the six months ended December 31, 1999, the Company experienced a net loss of approximately $(140,951), which reflect various general and administrative operating expenses of the Company. The Company anticipates incurring similar expenses in future periods.

Liquidity and Capital Requirements

During September 1999, the Company returned $150,500 of a short-term borrowing to an affiliated entity controlled by a controlling shareholder of the Company, where the Company had obtained $400,000 interest-free short-term debt.

As of December 31, 1999 the Company had a negative current net worth, and a cash position of $57,735. In order to sustain its day-to-day operation, its President, Sophia Yao, has by written agreement with the Company, undertaken to advance funds to meet the Company's current cash requirements until the earlier of (i) September 30, 2000, or (ii) for so long as the Company is controlled by its present shareholders. After that time there can be no assurance that the Company will be able to meet the financing requirements to sustain its day-to-day operations.

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

   None



 .......................(The remainder of this page is left blank intentionally)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               OMNI DOORS, INC.


June 20, 2000                                  By /s/ Sophia Yao
                                                 ------------------------------
                                               Sophia Yao, President,
                                               and Chief Financial Officer