Form 10QSB
period 2000-03-31
OMNI DOORS INC
filed 2000-06-21
CIK 1049011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

------------------------------------------------------------------------------

(Mark one)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000.

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




                                OMNI DOORS, INC.

                Form 10-QSB for the Quarter ended March 31, 2000

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

      Item 5    Other Information

      Item 6    Exhibits and Reports on Form 8-K

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                OMNI DOORS, INC.
                                  BALANCE SHEET
                                 March 31, 2000

                                   (Unaudited)


                                                                2000
                                                                ----
                               ASSETS
CURRENT ASSETS
         Cash on hand and in bank                              $17,937
                                                             ---------

         Total current assets                                   17,937
                                                             ---------

         PROPERTY AND EQUIPMENT - AT COST
         Office furniture and equipment                         71,164
         Accumulated depreciation                             (29,650)

         Net property and equipment                             41,514
                                                             ---------

         TOTAL ASSETS                                          $59,451
                                                             =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                         $113,536
                                                             ---------

Total current liabilities                                      113,536
                                                             ---------

LONG-TERM LIABILITIES
         Due to Affiliates                                     249,500
                                                             ---------

         Total liabilities                                     363,036
                                                             ---------

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock - no par value.  25,000.000 shares
         Authorized, 11,400,000 shares issued
         and outstanding                                        55,767
         Additional paid-in capital                            472,463
         Accumulated Deficit                                 (831,815)
                                                             ---------

         Total shareholders' deficit                         (303,585)
                                                             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $59,451
                                                             =========



See Notes to Financial Statements

                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
               Nine and Three Months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                   Nine          Nine               Three              Three
                                                  Months        Months             Months             Months
                                                   Ended         Ended              Ended              Ended
                                                 March 31,      March 31,          March 31,          March 31,
                                                   2000           1999               2000               1999
REVENUES                                       $         0     $         0        $         0        $         0

OPERATING EXPENSES
         General and administrative
         Expenses                                  283,994         297,332            138,943             70,704
                                               -----------     -----------        -----------        -----------

         INCOME (LOSS) FROM
            OPERATIONS                            (283,994)       (297,332)          (138,943)           (70,704)

         OTHER INCOME                                4,346               0                247                  0
                                               -----------     -----------        -----------        -----------


NET LOSS                                       $  (279,649)    $  (297,332)       $  (138,696)       $   (70,704)
                                               ===========     ===========        ===========        ===========

Earnings (Loss) per share
Of common stock outstanding
- Basic and fully diluted                      $     (0.02)    $     (0.03)       $     (0.01)       $     (0.01)
                                               ===========     ===========        ===========        ===========

  Weighted - average number
   of shares outstanding                        11,400,000      11,400,000         11,400,000        $11,400,000
                                               ===========     ===========        ===========        ===========


See Notes to Financial Statements.

                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2000 and 1999

                                   (Unaudited)

                                                      2000            1999

Net cash used in operating activities
         Net Loss                                 $ (279,649)     $ (297,332)
         Adjustments to reconcile net
         loss to net cash used in operations
                  Increase in Accounts Payable        113,537               0
                  Depreciation                         17,790           5,930
                                                  -----------     -----------

         Net cash used in operations                (148,322)       (291,402)
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of other assets                           0        (71,164)
                                                  -----------     -----------

Net cash used in investing activities               (148,322)       (362,566)
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholders contributions                                  0         300,000
Loans from Affiliated Company                               0         100,000
Repayment of Loan to Shareholder                    (150,500)               0
                                                  -----------     -----------


Net cash provided by financing activities           (150,500)         400,000
                                                  -----------     -----------

INCREASE / (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                (298,822)          37,434

Cash and cash equivalents
         at beginning of period                       316,759               0
                                                  -----------     -----------

Cash and cash equivalents at end of period        $    17,937     $    37,434
                                                  ===========     ===========



See Notes to Financial Statements

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

The accompanying interim financial statements are unaudited, and in the opinion of management are prepared in accordance with the instructions for Form 10-QSB, contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full fiscal year ending June 30, 2000.

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

Note 3 - Prior Period Adjustments and Restatements

                                    As of March 31, 1999                   Nine Months
                                    --------------------                     Ended
                              Total         Total        Accumulated     March 31, 1999
                             Assets      Liabilities       Deficit          Net Loss
                             ------      -----------       -------          --------
As Previously Reported      $ 102,668     $ 200,000      $(325,562)        $ (97,332)
Previously Reported
Deferred Income                     0             0       (200,000)         (200,000)
                            ---------     ---------      ---------         ----------

As Restated                 $ 102,668     $ 200,000      $(525,562)        $(297,332)
                            =========     =========      ==========        ==========



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

During the three months ended March 31, 2000, the Company experienced a net loss of approximately $(138,696), which reflect various general and administrative operating expenses of the Company. The Company anticipates incurring similar expenses in future periods.


Liquidity and Capital Requirements

During September 1999, the Company returned $150,500 of a short-term borrowing to an affiliated entity controlled by a controlling shareholder of the Company, where the Company had obtained $400,000 interest-free short-term debt.

As of March 31, 2000 the Company had negative net worth, and a cash position of $17,937. In order to sustain its day-to-day operations, its President, Sophia Yao, has by written agreement with the Company, undertaken to advance funds to meet the Company's current cash requirements until the earlier of (i) September 30, 2000, or (ii) for so long as the Company is controlled by its present shareholders. After that time there can be no assurance that the Company will be able to meet the financing requirements to sustain its day-to-day operations.

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

   None



 ...................(The remainder of this page is left blank intentionally)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OMNI DOORS, INC.


June 20, 2000
                                               By /s/ Sophia Yao
                                                 -----------------------------
                                               Sophia Yao, President,
                                               and Chief Financial Officer