Form 10KSB
period 2000-06-30
OMNI DOORS INC
filed 2000-10-13
CIK 1049011

OMNI DOORS INC

                           Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date:
                            Period End: Jun 30, 2000

                      Primary Exchange: Over the Counter Includes OTC
                                        and OTCBB
                                Ticker: OMDO

                                Table of Contents

--------------------------------------------------------------------------------

                                      10KSB

Part I.........................................................................1
ITEM 1.........................................................................1
ITEM 2.........................................................................2
ITEM 3.........................................................................2
ITEM 4.........................................................................2
Part II........................................................................2
ITEM 5.........................................................................2
ITEM 6.........................................................................2
ITEM 7.........................................................................3
ITEM 8.........................................................................3
Part III.......................................................................3
ITEM 9.........................................................................3
ITEM 10........................................................................4
ITEM 11........................................................................4
Table 1........................................................................4
ITEM 12........................................................................5
ITEM 13........................................................................5
Balance Sheet................................................................F-2
Income Statement.............................................................F-3
Table 4......................................................................F-4
Cash Flow Statement..........................................................F-5

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from June 30,1999 to June 30,2000

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

Yes [ ]  No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2000 were zero dollars (explanations provided below).

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, as of June 30, 2000 was $142,500 (computed by reference to the average bid and asked prices of such stock, as reported in the over the counter market, that is, 570,000 shares times $0.25 per share). As of June 30, 2000, the registrant had 11,400,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X].

                                TABLE OF CONTENTS

Part I                                                                      Page

ITEM 1.  Description of Business                                              1

ITEM 2.  Description of Property                                              2

ITEM 3.  Legal Proceedings                                                    2

ITEM 4.  Submission of Matters to Vote of Security Holders                    2

Part II

ITEM 5.  Market for the Company's Common Stock and Related
         Stockholder Matters                                                  2

ITEM 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            2

ITEM 7.  Index to Financial Statements                                        3

ITEM 8.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             3

Part III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    3

ITEM 10. Executive Compensation                                               4

ITEM 11. Security Ownership of Certain Beneficial Owners and Management       4

ITEM 12. Certain Relationships and Related Transactions                       5

ITEM 13. Exhibits and Reports on Form 8-K                                     5




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

Properties

As of June 30, 2000 Omni operates at offices owned by a related party in Beijing located at No. 1/A, Beitaipingzhuang Road, Haidian District, Beijing, China 100088. The Company rents an U.S. representative office at 30 Rockefeller Plaza, 19th Fl., New York, New York. This facility is leased under an office lease agreement, which expires on September 30, 2000.

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

Employees

The Company currently has only one temporal help administrative employee.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     Part II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

The Common Stock of the Company has been quoted on the NASDAQ over the counter market, starting May 4, 1998, under the symbol "OMDO". During the period of June 30, 1999 through June 30, 2000 the range of representative high and low closing bid prices for the common stock of "OMDO" was between $.50 and $0.07. These quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

On June 30, 2000, the closing bid price of the Common Stock was $0.25 per share. On June 30, 2000, there were 441 shareholders of record of "OMDO" common stock.

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

    Results of Operations

The Company had no sales for the fiscal year ended June 30, 2000.

We negotiated with Big Manhattan for a possible merger. But due to disagreements on merger term, the merger did not go through.

    Payable

All the rent and telephone charges reflected as accounts payable were paid by a shareholder in October 2000.

On the other hand, Omni's operating expenses with respect to the drive to eventually close a successful merger deal were again considerable. This fiscal year costs were approximately $365,000 as compared to only $329,000 for the comparable period ended June 30, 1999. The increase in expenses resulted from the same reason sited above.

    Capital Resources

The related companies controlled by the Board members of Omni have been providing cash advances to the Company to support its existence. It is likely that future capital resources will continue to be provided by related companies.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements

    Consolidated Financial Statements of the Company (Audited)

Independent Auditor's Report                                                 F-1
Balance Sheet as of June 30, 2000                                            F-2
Statements of Operations for the years
                  ended June 30, 2000 and 1999                               F-3
Statements of Changes in Stockholders' Equity for the years
                  ended June 30, 2000 and 1999                               F-4
Statements of Cash Flows for the years ended June 30, 2000 and 1999          F-5
Notes to Financial Statements                                                F-6


ITEM 8. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

None.


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of June 30, 2000 the executive officers and directors of the Company were:

Name                       Age                 Position
----                       ---                 --------
Chen Yong                  41                  Chairman and CEO

Huang Zuxiang              44                  Vice chairman, CFO and secretary

Sophia Yao                 30                  President and treasurer

Set forth below is a description of the backgrounds of executive officers and directors of Omni as of June 30, 2000.

Yong Chen, age 41. Mr. Chen has served as chairman of the board of Omni and its CEO since July 1998. He also serves as president and executive vice chairman of China National Zhonghao Financial Co, Ltd., a commercial lending and investment-banking firm owned by China National Ministry of Chemical Industries. Before that, he served as a deputy general manager of the Fund Development Department at China International Trust & Investment Corporation (CITIC).

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

Sophia Yao, age 30. Ms. Yao has served as a director, president and treasurer of Omni since July 1998. Prior to the takeover of Omni from Millennium in July 1998, Ms. Yao, as an international merger and acquisition specialist, co-founded Credit China Corp in New York in 1995 and has been serving as its president ever since.

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

ITEM 10. EXECUTIVE COMPENSATION

Officers and directors of Omni were not compensated for their service to the Company during the fiscal years ended June 30, 2000 and 1999 except certain reimbursements to the officers and directors for the expenses incurred during their actions on behalf of the Company. None of these officers and directors were paid a cash compensation, salary, or bonus during these two fiscal years. In the same period, the Company also did not award any stock options or other form of no-cash compensation to any person.

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

                                     Number of shares
Name and address                    beneficially owned          Percentage
----------------                    ------------------          ----------

Zheng Yao                               9,746,200                 85.493%
30 Rockefeller Plaza, Ste 1922
New York, NY 10112

Millennia, Inc.                           570,017                  5%
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

Sophia Yao                                - 0 -                    - 0 -

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sophia Yao is a daughter of Zheng Yao.

Credit China Group, one of the companies controlled by Zuxiang Huang net cash advances totaling $149,500 to the Company. China International Finance Company, Ltd., one of the companies controlled by Cheng Yong, provided cash advances totaling $400,000 to the Company. These cash advances have been/and are designated to be used to pay various general and administrative expenses incurred by the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

13.1     Certificate of Incorporation and Bylaws of the Company*

13.2     Specimen Stock Certificate for Common Stock*

Reports on Form 8-K

         NONE

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, being duly authorized by law.

Omni Doors, Inc.

/s/ Zuxiang Huang
-----------------------------------
Zuxiang Huang, Chief Financial Officer, Secretary,
Vice Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/ Yong Chen
-----------------------------------
Chen Yong, CEO
Chairman of the Board of Directors

/s/ Zuxiang Huang
-----------------------------------
Huang Zuxiang, CFO, Secretary,
Vice Chairman of the Board of Directors

/s/ Sophia Yao
-----------------------------------
Sophia Yao, President, Treasurer, Director

                                OMNI DOORS, INC.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITOR'S REPORT

                             JUNE 30, 2000 AND 1999

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report.................................................F-1

Financial Statements:

   Balance Sheet as of June 30, 2000.........................................F-2
   Statements of Operations for the Years Ended June 30, 2000 and 1999.......F-3
   Statements of Changes in Stockholders' Equity (Deficit) for the Years
    Ended June 30, 2000 and 1999.............................................F-4
   Statements of Cash Flows for the Years Ended June 30, 2000 and 1999.......F-5

Notes to Financial Statements................................................F-6

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Omni Doors, Inc.
New York, New York

We have audited the accompanying balance sheet of Omni Doors, Inc. as of June 30, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omni Doors, Inc. as of June 30, 2000, and the results of its operations, and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Omni Doors, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had no continuing operations effective July 1, 1998. The Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations, and has a working capital and stockholders' deficit at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN + ASSOCIATES LLP

Dallas, Texas
October 6, 2000

                                OMNI DOORS, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2000

                                     ASSETS
                                     ------
CURRENT ASSET -
   Cash and cash equivalents                                     $   3,051
                                                                 ---------

PROPERTY AND EQUIPMENT:
   Furniture and computer equipment                                 71,164
   Accumulated depreciation                                        (35,580)
                                                                 ---------
   Net property and equipment                                       35,584
                                                                 ---------

                   Total assets                                  $  38,635
                                                                 =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Due to affiliate                                              $ 400,000
   Accounts payable                                                167,791
   Accrued liabilities                                               5,400
                                                                 ---------
                   Total current liabilities                       573,191

COMMITMENT AND CONTINGENCY (NOTE 4)

STOCKHOLDERS' DEFICIT:
   Common stock - no par value, 25,000,000 shares authorized;
      11,400,000 issued and outstanding                             55,767
   Contributed capital                                             321,963
   Accumulated deficit                                            (912,286)
                                                                 ---------
                   Total stockholders' deficit                    (534,556)
                                                                 ---------


                   Total liabilities and stockholders' deficit   $  38,635
                                                                 =========




             See accompanying notes to these financial statements.

                                OMNI DOORS, INC.

                            STATEMENTS OF OPERATIONS

                                                             JUNE 30,
                                                  ----------------------------
                                                       2000            1999
                                                  ------------    ------------

REVENUES                                          $       --      $       --

EXPENSES:
   General and administrative                          340,795         317,102
   Depreciation                                         23,720          11,860
                                                  ------------    ------------
              Total operating expenses                 364,515         328,962
                                                  ------------    ------------

              Loss from operations                    (364,515)       (328,962)

INTEREST INCOME                                          4,396           5,025
                                                  ------------    ------------

LOSS FROM CONTINUING OPERATIONS                       (360,119)       (323,937)

DISCONTINUED OPERATIONS, net of income taxes -
   Loss on disposition                                    --          (126,124)
                                                  ------------    ------------

              Loss from discontinued operations           --          (126,124)
                                                  ------------    ------------


NET LOSS                                          $   (360,119)   $   (450,061)
                                                  ============    ============

NET LOSS PER SHARE -BASIC AND DILUTED             $       (.03)   $       (.04)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                      11,400,000      11,400,000
                                                  ============    ============


             See accompanying notes to these financial statements.



                                OMNI DOORS, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                   COMMON STOCK
                                             -----------------------   CONTRIBUTED   ACCUMULATED
                                               SHARES       AMOUNT       CAPITAL       DEFICIT        TOTAL
                                             ----------   ----------   ----------    ----------    ----------

BALANCES, June 30, 1998                      11,400,000   $   55,767   $  172,463    $ (102,106)   $  126,124

Contributions from a principal stockholder         --           --        300,000          --         300,000

Net loss                                           --           --           --        (450,061)     (450,061)
                                             ----------   ----------   ----------    ----------    ----------

BALANCES, June 30, 1999                      11,400,000       55,767      472,463      (552,167)      (23,937)

Return of stockholder contributions                --           --       (150,500)         --        (150,500)

Net loss                                           --           --           --        (360,119)     (360,119)
                                             ----------   ----------   ----------    ----------    ----------

BALANCES, June 30, 2000                      11,400,000   $   55,767   $  321,963    $ (912,286)   $ (534,556)
                                             ==========   ==========   ==========    ==========    ==========




              See accompanying notes to these financial statements.



                                OMNI DOORS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED JUNE 30,
                                                                        ----------------------
                                                                          2000         1999
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(360,119)   $(450,061)
   Adjustments to reconcile to net cash used in operating activities:
        Depreciation expense                                               23,720       11,860
        Loss on disposition of discontinued operation                        --        126,124
   Increase in:
        Accounts payable                                                  167,791         --
        Accrued liabilities                                                 5,400         --
                                                                        ---------    ---------
              Net cash used in operating activities                      (163,208)    (312,077)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Cash paid to acquire furniture and equipment                              --        (71,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions (repayments)                                    (150,500)     300,000
   Cash advances received from affiliate                                     --        400,000
                                                                        ---------    ---------
              Net cash provided by (used in) financing activities        (150,500)     700,000
                                                                        ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (313,708)     316,759

CASH AND CASH EQUIVALENTS, beginning of year                              316,759         --
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                                  $   3,051    $ 316,759
                                                                        =========    =========




             See accompanying notes to these financial statements.

                                OMNI DOORS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

     Organization
     ------------
     Omni Doors, Inc. ("the Company") was incorporated on July 19, 1985 in the State of Florida and was formerly a 95% owned subsidiary of Millennia, Inc. ("Millennia"). Through June 30, 1998, the Company's sole business activity was the assembly and distribution of industrial metal doors in the South Florida region of the United States. In July 1998, Millennia elected to cease these operations and transferred all the Company's assets and liabilities to a newly formed corporation effective as of the close of business June 30, 1998.

     Pursuant to a contract dated July 14, 1998, Millennia sold approximately 10,260,000 shares (90%) of the Company's common stock to China Economic Growth Investment Corp., LLC ("CEGIC"). The new controlling stockholders' intent is for the Company to acquire or merge with a business with a history of profitable operations.

     Continuation as a Going Concern
     -------------------------------
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to the Company's change in ownership and related transfer of all its operating activities, the Company had no continuing operations effective July 1, 1998. Since coming under new control, the Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations and has a stockholder's deficit at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of exploring business opportunities to place into the Company which they believe will permit the Company to attain profitable operating results and allow the Company to continue as a going concern. It is management's opinion that sufficient working capital can be derived from continued payments from related parties to permit the Company to complete the process of acquiring a profitable business.

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

     Income Taxes
     ------------

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets at June 30, 2000 are approximately $280,000 arising from net operating losses which begin to expire in 2020. The Company has no material deferred tax liabilities at June 30, 2000. A valuation allowance is recognized to fully limit recognition of deferred tax assets at June 30, 2000.

     Loss Per Share
     --------------
     Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted income
     (loss) per share takes common equivalent shares into consideration. However, common equivalent shares are not considered if their effect is antidilutive. Common stock equivalents consist of outstanding stock options and warrants. There were no common stock equivalents for the years ended June 30, 2000 and 1999.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   DISCONTINUED OPERATIONS
     -----------------------

     In July 1998, the Company elected to transfer all its assets and liabilities to a newly formed corporation and cease its door assembly and distribution operations. The $126,124 loss on disposition reflected in the statement of operations for the year ended June 30, 1999 represents the book value of the net assets transferred.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

     Certain directors and stockholders of the Company are officers, directors and/or stockholders in other companies with which the Company engaged in the following transactions:

     (a) In August 1998, the Company entered into a financing arrangement with Credit China Group ("CCG"), a Beijing corporation. As of June 30, 1999, the Company had received cash deposits totaling $300,000 in connection with the arrangement. These cash advances have been used to pay various general and administrative expenses incurred by the Company. Based on the agreement between the parties, the Company recorded the cash advances as contributed capital. During the year ended June 30, 2000 the Company repaid $150,500 of these advances.

     (b) In June 1999, the Company entered into a financing arrangement with China International Financial Co., Ltd. ("CIFC"), a Hong-Kong corporation. In conjunction with this arrangement, the Company has received cash advances totaling $400,000 through June 30, 2000. These advances are non-interest bearing, unsecured and contain no specific terms of repayment. The advances have been designated to pay various general and administrative expenses incurred by the Company. Based on the agreement between the parties, the Company has recorded the cash advances as a liability at June 30, 2000.

4.   COMMITMENT AND CONTINGENCY
     --------------------------

     The Company leases corporate office space under a non-cancellable operating lease agreement which expires in September 2000. The Company was in default on its lease agreement as of June 30, 2000, therefore the remaining future lease payments at June 30, 2000 totaling $31,433 have been included as accounts payable. Rent expense recorded under the lease for the years ended June 30, 2000 and 1999 was $168,694 and $126,000, respectively. A $34,300 security deposit called for under the lease agreement was paid by CCG.

     CCG is a party to an agreement among certain unrelated entities. The agreement establishes the Guoxin Internet Group ("GIG"), an information technologies company incorporated in China. Under the agreement, CCG will pursue listing of GIG's stock on a national exchange. This may be achieved through a stock-swap plan between GIG and the Company.