Form 10QSB
period 2000-09-30
OMNI DOORS INC
filed 2000-11-01
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

- ------------------------------------------------------------------------------

(Mark one)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30, 2000: 11,400,000

Transitional Small Business Disclosure Format (check one): YES [ ]     NO [X]




                                OMNI DOORS, INC.

               Form 10-QSB for the Quarter ended September 30, 2000

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






Part 1 - Item 1 - Financial Statements

                                 OMNI DOORS, INC.
                                 BALANCE SHEETS
                           September 30, 1999 and 2000

                                   (Unaudited)

                                                                      2000         1999
                                                                    ---------    ---------

                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                         $     521    $ 115,951
                                                                    ---------    ---------
      Total current assets                                                521      115,951
                                                                    ---------    ---------

PROPERTY & EQUIPMENT
   Furniture & computer equipment                                      71,164       71,164
        Less: Accumulated depreciation                                (41,510)     (17,790)
                                                                    ---------    ---------
         Total other assets                                            29,654       53,374
                                                                    ---------    ---------

TOTAL ASSETS                                                        $  30,175    $ 169,325
                                                                    =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Due to controlling shareholder                                   $ 121,086    $       0
   Due to affiliate                                                   400,000      249,500
   Accounts payable                                                    52,105            0
                                                                    ---------    ---------
         Total current liabilities                                    573,191      249,500
                                                                    ---------    ---------
SHAREHOLDERS' EQUITY
   Common stock - no par value.  25,000,000 shares
      authorized.  11,400,000 shares issued and
      outstanding, respectively                                        55,767       55,767
   Additional paid-in capital                                         321,963      472,463
   Retained earnings                                                 (920,746)    (608,405)
                                                                    ---------    ---------
         Total shareholders' equity                                  (543,016)     (80,175)
                                                                    ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  30,175    $ 169,325
                                                                    =========    =========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
                 Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                     2000            1999
                                                 ------------    ------------

REVENUES                                         $       --      $       --
                                                 ------------    ------------


OPERATING EXPENSES
   General and administrative expenses                  2,530         59,170
   Depreciation                                         5,930
                                                 ------------    ------------

INCOME FROM OPERATIONS                                 (8,460)       (59,170)

INTEREST INCOME                                          --            2,932
                                                 ------------    ------------

INCOME BEFORE DISCONTINUED
   OPERATIONS AND PROVISION
   FOR INCOME TAXES                                    (8,460)       (56,238)

LOSS BEFORE PROVISION FOR INCOME TAXES                 (8,460)       (56,238)

PROVISION FOR INCOME TAXES                               --              --
                                                  ------------    ------------

NET LOSS                                         $     (8,460)   $   (56,238)
                                                 ============    ============

Earnings per share of common stock outstanding   $     (0.001)        (0.005)
                                                 ============    ============

Weighted-average number of shares outstanding      11,400,000      11,400,000
                                                 ============    ============

The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                   2000         1999
                                                                ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $ (8,460)   $ (56,238)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                              5,930          5,930
         (Increase) decrease in
            Current assets of discontinued operations                --           --
            Current liabilities of discontinued operations           --           --
                                                                ---------    ---------

Net cash provided by operating activities                          (2,530)     (50,308)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of other assets                                          --           --
   Net change in other assets of discontinued operations             --           --
                                                                ---------    ---------

Net cash used in investing activities                                --           --
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term debt                                                   --       (150,500)
   Additional capital contribution                                   --           --
                                                                ---------    ---------

Net cash from (used) in financing activities                         --       (150,500)
                                                                ---------    ---------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                   (2,530)     (200,808)

Cash and cash equivalents at beginning of period                    3,051      316,759
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $     521    $ 115,951
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID
   Interest income during the period                            $    --      $   2,932
                                                                =========    =========
   Income taxes paid (refunded)                                 $    --      $    --
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


Note 3 - Accounts Payable Assumed by Controlling Shareholder

The controlling shareholder of the company, Zheng Yao, paid $121,086 of the company's accounts payable. The company will have to rely on its shareholder pay operating expenses in the foreseeable future.



Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


Caution Regarding Forward-Looking Information
- - - ---------------------------------------------

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


Results of Operations
- - - ---------------------

With the change in control of the Company as of July 14, 1998 and the related transfer of all operating activities effective on July 1, 1998, the Company has no operations.

Further, the Company, and its current controlling shareholder(s), intend to also seek to acquire by merger, acquisition or other combining method an operating business with a history of profitable operations.

During the three months ended September 30, 2000, the Company  experienced a net
loss  of   approximately   $(8,460)   which   reflect   various   general  and
administrative operating expenses of the Company. The Company anticipates incurring similar expenses in future periods. These expenses are significantly lower than past averages. This is because most of the company's operating expenses are assumed by its controlling shareholders.


Liquidity and Capital Requirements
- - ------------------------------------

The Company is running out of cash. It will have to arrange additional financing to sustain the day-to-day operations of the Company.

The Company has identified no significant capital requirements for the current annual period. Liquidity requirements mandated by future business expansions or acquisitions, if any are specifically identified or undertaken, are not readily determinable at this time as no substantive plans have been formulated by management.

YEAR 2000
- - ---------

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

   None.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

The majority of the stocks of the company are controlled by Zheng Yao, and he re-elected Yong Chen, Zuxiang Huang, and Sophia Yao to the Board of Directors.

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

                                                                OMNI DOORS, INC.




October    29   , 2000                                      /s/ Zuxiang Huang
         --------                                  -----------------------------
                                                                Zuxiang Huang
                                                       Chief Financial Officer