Form 10QSB
period 2000-12-31
OMNI DOORS INC
filed 2001-03-14
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended December 31, 2000.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

           For the transition period from ____________ to ___________

--------------------------------------------------------------------------------

                        Commission File Number: 333-39629
                                                ---------

                                OMNI DOORS, INC.
       (Exact name of small business issuer as specified in its charter)

           Florida                                            59-2549529
----------------------------                          --------------------------
  (State of incorporation)                             (IRS Employer ID Number)


            100 South Ellsworth Ave, Suite 900, San Mateo, CA 94401
                    (Address of principal executive offices)

                                 (650) 696-3200
                                 --------------
                           (Issuer's telephone number)


              30 Rockefeller Plaza, 19th Floor, New York, NY 10112
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 31, 2000: 11,400,000

Transitional Small Business Disclosure Format (check one): YES [ ]    NO [X]

                                OMNI DOORS, INC.

               Form 10-QSB for the Quarter ended December 31, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

   Item 1   Financial Statements                                             2-6

   Item 2   Management's Discussion and Analysis or Plan of Operation         6

Part II - Other Information

   Item 1   Legal Proceedings                                                 7

   Item 2   Changes in Securities                                             7

   Item 3   Defaults Upon Senior Securities                                   7

   Item 4   Submission of Matters to a Vote of Security Holders               7

   Item 5   Other Information                                                 7

   Item 6   Exhibits and Reports on Form 8-K                                  7

Signatures                                                                    8

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                OMNI DOORS, INC.
                                  BALANCE SHEET

                           December 31, 1999 and 2000

                                   (Unaudited)

                                                         1999         2000
                                                       ---------    ---------
                                     ASSETS

CURRENT ASSETS
      Cash on hand and in bank                         $  56,735    $       0
                                                       ---------    ---------
      Total current assets                                56,735            0
                                                       ---------    ---------

PROPERTY AND EQUIPMENT - AT COST
      Office furniture and equipment                      71,164            0
      Accumulated depreciation                           (23,720)           0
                                                       ---------    ---------

              Net property and equipment                  47,444            0
                                                       ---------    ---------

TOTAL ASSETS                                           $ 104,179            0
                                                       =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and Accrued Expenses            $  19,568            0
                                                       ---------    ---------

                        Total current liabilities         19,568            0
                                                       ---------    ---------

LONG-TERM LIABILITIES
      Due to Affiliates                                  249,500            0
                                                       ---------    ---------

                        Total liabilities                269,068            0
                                                       ---------    ---------

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
      Common stock - no par value. 25,000,000 shares
            Authorized, 11,400,000 shares issued and
            outstanding                                   55,767       55,767
      Additional paid-in capital                         472,463      871,430

Accumulated Deficit                                     (693,119)    (927,197)
                                                       ---------    ---------
    Total shareholders' deficit                         (164,889)           0
                                                       ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $ 104,179            0
                                                       =========    =========



See Notes to Financial Statements.


                                OMNI DOORS, INC.
                            STATEMENTS OF OPERATIONS
              Six and Three Months ended December 31, 1999 and 2000

                                   (Unaudited)

                                              Six             Six            Three           Three
                                             Months          Months          Months          Months
                                             Ended           Ended           Ended           Ended
                                            Dec. 31,        Dec. 31,        Dec. 31,        Dec. 31,
                                              1999            2000            1999            2000
                                         ------------    ------------    ------------    ------------
REVENUES                                 $          0    $          0    $          0    $          0

OPERATING EXPENSES
   General and administrative Expenses        145,050           3,051          67,736             521
   Depreciation                                     0          11,860               0           5,930
                                         ------------    ------------    ------------    ------------

INCOME (LOSS) FROM
   OPERATIONS                                (145,050)        (14,911)        (67,736)         (6,451)

OTHER INCOME                                    4,099               0           1,167               0
                                         ------------    ------------    ------------    ------------


NET LOSS                                 $   (140,951)   $    (14,911)   $    (66,569)   $     (6,451)
                                         ============    ============    ============    ============


Loss per share of
   common stock outstanding -
   Basic and fully diluted               $      (0.01)   $        nil    $      (0.01)   $     (0.001)
                                         ============    ============    ============    ============


Weighted-average number of
   shares outstanding                      11,400,000      11,400,000      11,400,000      11,400,000
                                         ============    ============    ============    ============

See Notes to Financial Statements.


                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1999 and 2000

                                   (Unaudited)

                                                                         1999         2000
                                                                       ---------    ---------
Net cash used in operating activities
Net Loss                                                               $(140,951)   $ (14,911)
     Adjustments to reconcile net
         Loss to net cash used in
         Operating activities

         Increase in Accounts Payable                                     19,569            0
           Depreciation and other                                         11,858       11,860
                                                                       ---------    ---------

      Net Cash Used in Operations                                       (109,524)      (3,051)
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase(Sale) of Furnitures & Computers                                 0            0
                                                                       ---------    ---------

Net cash used in investing activities                                          0            0
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholders contributions                                                  0            0
   Repayment(Cancelation) of loans from Affiliated
     Companies & shareholders                                           (150,500)           0
                                                                       ---------    ---------

Net cash from (used) in financing activities                            (150,500)           0
                                                                       ---------    ---------

INCREASE / (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                               (260,024)      (3,051)

Cash and cash equivalents
at beginning of period                                                   316,759        3,051
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $  56,735    $       0
                                                                       =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Forgiveness of debt, net of transfer of
     Property & Equipment, transferred to
     Additional Paid in Capital                                                0      549,467



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

The accompanying interim financial statements are unaudited, and in the opinion of management are prepared in accordance with the instructions for Form 10-QSB, and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full fiscal year ending June 30, 2001.

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

Note 2 - Payback of Short-term Debt to A Related Entity

During December 2000, an affiliated entity controlled by a controlling shareholder of the Company, forgave a $400,000 interest-free short-term debt to the company. Another controlling shareholder also forgave a $173,191 short-term debt of the Company in exchange for all of the Company's furnitures and computer equipment, the book value of which is $23,724. After these transaction, the Company ended up with zero assets and zero liabilities.

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

During December 2000, an affiliated entity controlled by a controlling shareholder of the Company, forgave a $400,000 interest-free short-term debt to the company. Also, another controlling shareholder forgave a $173,191 short-term debt of the Company in exchange for all of the Company's furnitures and computer equipment, the book value of which is $23,724. After these transaction, the Company ended up with zero assets and zero liabilities. It also ceased operation on December 31, 2000.

During the three months ended December 31, 2000, the Company experienced a net loss of approximately $(6,451), which reflect various general and administrative operating expenses of the Company. The Company anticipates no more expenses in the near future due to the cease of operation.

Liquidity and Capital Requirements

The Company currently has no asset and no liability. It has temporarily ceased its day-to-day operations.

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

                                               OMNI DOORS, INC.


March, 8, 2001                                 By /s/ Sophia Yao
                                               ------------------------------
                                               Sophia Yao, President,
                                               and Chief Financial Officer