Form 10QSB/A
period 2000-12-31
OMNI DOORS INC
filed 2001-04-12
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

                                SECOND AMENDMENT
--------------------------------------------------------------------------------

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

            100 South Ellsworth Ave. - Suite 900, San Mateo, CA 94402
            ---------------------------------------------------------
                    (Address of principal executive offices)

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