Form 10QSB
period 2001-03-31
OMNI DOORS INC
filed 2001-05-15
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -------   ACT OF 1934


                  For the quarterly period ended March 31, 2001

 -------   TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
           1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 333-39629

                                Omni Doors, Inc.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                             59-2549529
 (State of incorporation)                               (IRS Employer ID Number)

                2591 Dallas Parkway, Suite 102, Frisco, TX 75034
                    (Address of principal executive offices)

                                 (469) 633-0100
                           (Issuer's telephone number)


            100 South Ellsworth Ave. - Suite 900, San Mateo, CA 94402
   (Former name, former address and former fiscal year, if changed since last report)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 14, 2001: 11,400,000
                                          ------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                                Omni Doors, Inc.

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1  Financial Statements                                                 3

  Item 2  Management's Discussion and Analysis or Plan of Operation            9


Part II - Other Information

  Item 1  Legal Proceedings                                                   10

  Item 2  Changes in Securities                                               10

  Item 3  Defaults Upon Senior Securities                                     10

  Item 4  Submission of Matters to a Vote of Security Holders                 10

  Item 5  Other Information                                                   10

  Item 6  Exhibits and Reports on Form 8-K                                    10


Signatures                                                                    10


Item 1 - Part 1 - Financial Statements

                                Omni Doors, Inc.
                                 Balance Sheets
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                                              March 31,    March 31,
                                                                                2001         2000
                                                                              ---------    ---------

                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                                   $    --      $  17,937
                                                                              ---------    ---------
     Total current assets                                                          --         17,937
                                                                              ---------    ---------

Property and equipment - at cost
   Office furniture and computer equipment                                         --         71,164
   Accumulated depreciation                                                        --        (29,650)
                                                                              ---------    ---------
     Net property and equipment                                                    --         41,514
                                                                              ---------    ---------
TOTAL ASSETS                                                                  $    --      $  59,451
                                                                              =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                      $   1,975    $ 113,536
   Due to affiliates                                                               --        249,500
                                                                              ---------    ---------
     Total liabilities                                                            1,975      363,036
                                                                              ---------    ---------

Commitments and contingencies


Stockholders' equity
   Common stock - no par value
     25,000,000 shares authorized
     11,400,000 shares issued and outstanding                                     1,731       55,767
   Contributed capital                                                          875,385      472,463
   Accumulated deficit                                                         (933,127)    (831,815)
                                                                              ---------    ---------
     Total stockholders' equity                                                  (1,975)    (303,585)
                                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    --      $  59,451
                                                                              =========    =========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                                Omni Doors, Inc.
                Statements of Operations and Comprehensive Income
               Nine and Three months ended March 31, 2001 and 2000

                                                    (Unaudited)

                                   Nine months    Nine months     Three months    Three months
                                      ended           ended           ended           ended
                                    March 31,       March 31,       March 31,       March 31,
                                       2001            2000            2001            2000
                                  ------------    ------------    ------------    ------------
Revenues                          $       --      $       --      $       --      $       --
                                  ------------    ------------    ------------    ------------
Operating expenses
   General and administrative
     expenses                            3,051         266,204            --           133,013
   Depreciation                         17,790          17,790           5,930           5,930
                                  ------------    ------------    ------------    ------------
   Total operating expenses             20,841         283,994           5,930         138,696
                                  ------------    ------------    ------------    ------------
Loss from operations                   (20,841)       (283,994)         (5,930)       (138,696)

Other income (expense)
   Interest income                        --             4,346            --               247
                                  ------------    ------------    ------------    ------------
Loss before income taxes               (20,841)       (279,649)         (5,930)       (138,696)

Provision for income taxes                --              --              --              --
                                  ------------    ------------    ------------    ------------
Net Loss                               (20,841)       (279,649)         (5,930)       (138,696)

Other comprehensive income                --              --              --              --
                                  ------------    ------------    ------------    ------------
Comprehensive Loss                $    (20,841)   $   (279,649)   $     (5,930)   $   (138,696)
                                  ============    ============    ============    ============
Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic
   and fully diluted                       nil    $      (0.02)            nil    $      (0.01)
                                  ============    ============    ============    ============
Weighted-average number of
   common shares outstanding        11,400,000      11,400,000      11,400,000      11,400,000
                                  ============    ============    ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                                Omni Doors, Inc.
                            Statements of Cash Flows
                    Nine months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                           Nine months  Nine months
                                                              ended        ended
                                                            March 31,    March 31,
                                                              2001         2000
                                                            ---------    ---------
Cash flows from operating activities
   Net loss for the year                                    $ (20,841)   $(279,649)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation                                            17,790       17,790
       Increase (Decrease) in
         Accounts payable and accrued liabilities            (171,216)     113,537

Net cash used in operating activities                        (174,267)    (148,322)


Cash flows from investing activities                             --           --
                                                            ---------    ---------

Cash flows from financing activities
   Net advances from/(to) affiliates                          171,216     (150,500)
                                                            ---------    ---------
Net cash provided by financing activities                     171,216     (150,500)
                                                            ---------    ---------
Increase (Decrease) in Cash                                    (3,051)    (298,822)

Cash at beginning of year                                       3,051      316,759
                                                            ---------    ---------
Cash at end of year                                         $    --      $  17,937

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                             $    --      $    --
   Income taxes paid for the period                         $    --      $    --




The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                                Omni Doors, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

Omni Doors, Inc. (Company) was incorporated on July 19, 1985 in the State of Florida and was formerly a 95% owned subsidiary of Millennia, Inc. (Millennia). Through June 30, 1998, the Company's sole business activity was the assembly and distribution of industrial metal doors in the South Florida region of the United States. In July 1998, Millennia elected to cease these operations and transferred all the Company's assets and liabilities to a newly formed corporation effective as of the close of business June 30, 1998.

Pursuant to a contract dated July 14, 1998, Millennia sold approximately 10,260,000 shares (90%) of the Company's common stock to China Economic Growth Investment Corp., LLC (CEGIC). On April 6, 2001, pursuant to a Stock Purchase Agreement, the Company's controlling shareholder sold approximately 6,822,000 shares of issued and outstanding stock to an unrelated entity. It is the intent of the current controlling stockholders for the Company to acquire or merge with a business with a history of profitable operations.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB when reviewing the interim financial results presented herein.

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


Note B - Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to the Company's change in ownership and related transfer of all its operating activities, the Company had no continuing operations effective July 1, 1998. Since coming under new control, the Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations and has a stockholder's deficit at March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of exploring business opportunities to place into the Company which they believe will permit the Company to attain profitable operating results and allow the Company to continue as a going concern.

                                Omni Doors, Inc.

Note B - Going Concern Uncertainty - Continued

However, at this time, the Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


Note C - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Property and Equipment
     ----------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally three to five years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

3.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

                                Omni Doors, Inc.

Note C - Summary of Significant Accounting Policies - Continued

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the Company had no warrants and/or options outstanding.


Note D - Related Party Transactions

Certain former directors and stockholders of the Company are officers, directors and/or stockholders in other companies with which the Company engaged in the following transactions:

(a) In August 1998, the Company entered into a financing arrangement with Credit China Group (CCG), a Beijing corporation. As of June 30, 1999, the Company had received cash deposits totaling $300,000 in connection with the arrangement. These cash advances have been used to pay various general and administrative expenses incurred by the Company. Based on the agreement between the parties, the Company recorded the cash advances as contributed capital. During the year ended June 30, 2000, the Company repaid $150,500 of these advances.

(b) In June 1999, the Company entered into a financing arrangement with China International Financial Co., Ltd. (CIFC), a Hong-Kong corporation. In conjunction with this arrangement, the Company has received cash advances totaling $400,000 through June 30, 2000. These advances are non-interest bearing, unsecured and contain no specific terms of repayment. The advances have been designated to pay various general and administrative expenses incurred by the Company. Based on the agreement between the parties, the Company has recorded the cash advances as a liability at June 30, 2000.

During Fiscal 2001, an affiliated entity controlled by a controlling shareholder of the Company, forgave an approximate $400,000 interest-free short-term debt to the Company. Another controlling shareholder also forgave an approximate $173,191 short-term debt of the Company in exchange for all of the Company's office furniture and computer equipment. The forgiveness of unpaid advances from related parties, in excess of the assets taken as partial repayment, were converted to contributed capital.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(3)  Caution Regarding Forward-Looking Information

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

(2)  Results of Operations

The Company had no revenue for the quarters ended March 31, 2001 and 2000, respectively.

General and administrative expenses for the quarters ended March 31, 2001 and 2000 were approximately $20,841 and $283,994, respectively. The expenses incurred during the first nine months of Fiscal 2000 related to the Company's efforts to provide merger and acquisition services to entities related to the Company's former controlling shareholders. The Company received interest income of approximately $4,346 during the first quarter of 2000 as a result of invested working capital funds.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

(3)  Liquidity and Capital Resources

Liquidity for prior periods through March 31, 2001 has been provided by either the proceeds from the sale of common stock or advances from significant shareholders or affiliated entities.

However, at this time, the Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

     On April 6, 2001 pursuant to a stock purchase agreement dated April 2, 2001, Halter Capital Corporation purchased 6,822,900 shares of the Company's common stock from Zheng Yao, representing approximately 60% of the Company's issued and outstanding shares of common stock. Simultaneously with the purchase, the current officers and directors of the Registrant resigned and the following two persons were elected to replace them: Kevin
     B. Halter, President and Director, and Kevin B. Halter Jr., Secretary-Treasurer and Director.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     April   6,   2001   -   Changes   in   Control   of  the   Registrant   and
     Changes/Resignations of Directors

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Omni Doors, Inc.


May  14  , 2001                                              /s/ Kevin B. Halter
    ----                                               -------------------------
                                                                 Kevin B. Halter
                                                          President and Director