Form 10KSB
period 2001-06-30
OMNI DOORS INC
filed 2001-09-04
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


(Mark one)

   XX        ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------    ACT OF 1934
                    For the annual period ended June 30, 2001

             TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934
                    For the transition period from            to
                                                  ----------    ----------



                        Commission File Number: 333-39629
                                                ---------

                                Omni Doors, Inc.
        (Exact name of small business issuer as specified in its charter)

       Florida                                                     59-2549529
------------------------                                       -----------------
(State of incorporation)                                         (IRS Employer
                                                                   ID Number)

                2591 Dallas Parkway, Suite 102, Dallas, TX 75034
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (469) 633-0100
                           (Issuer's telephone number)




      Securities registered under Section 12 (b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2001 were $0.

As of September 4, 2001, the aggregate market value of the Company's common Stock held by non-affiliates was: $1,098,504 (based on 4,577,100 shares of 11,400,000 shares issued and outstanding)

As of September 4, 2001, there were 11,400,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes     No X
                                                    ---   ---

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
Part I

Item 1 - Description of Business                                           3
Item 2 - Description of Property                                           5
Item 3 -   Legal Proceedings                                               5
Item 4 -   Submission of Matters to a Vote of Security Holders             5

Part II

Item 5 -   Market for Company's Common Stock and
            Related Stockholders Matters                                   5
Item 6 -   Management's Discussion and Analysis or Plan of Operation       6
Item 7 -   Index to Financial Statements                                  F-1
Item 8 -   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures                        6

Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of The Securities
          Exchange Act of 1934                                             7
Item 10 - Executive Compensation                                           8
Item 11 - Security Ownership of Certain Beneficial Owners
           And Management                                                  8
Item 12 - Certain Relationships and Related Transactions                   9
Item 13 - Exhibits and Reports on 8-K                                      9

Signatures                                                                10

Caution Regarding Forward-Looking Information
---------------------------------------------

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


PART I

Item 1 - Description of Business

General
-------

The Company, Omni Doors, Inc., is a Florida corporation (Omni or Company) which was incorporated on July 19, 1985. From inception through June 30, 1998, Omni's primary business had been the assembly and distribution of industrial doors for sale to building contractors in the South Florida geographic market.

From its initial incorporation through April 6, 1998, Omni was a wholly-owned subsidiary of Millennia, Inc., a publicly-owned Delaware corporation (Millennia). On April 6, 1998, the Board of Directors of Millennia Inc. declared the payment of a stock dividend to Millennia's stockholders, as of the April 17, 1998 record date. Millennia stockholders received one share of Omni common stock for each four shares of Millennia common stock owned. No fractional shares were issued and all fractions were rounded up to the nearest whole share. This distribution of approximately 570,000 shares of Omni represented approximately five percent (5.0%) of the total issued and outstanding shares of Omni.

On July 10, 1998, Millennia incorporated a new wholly-owned subsidiary, Millennia Doors, Inc., a Texas corporation, and effected the transfer of all of the assets and liabilities and business operations of Omni Doors, Inc. at that time into this new corporation.

Pursuant to a contract dated July 14, 1998, Millennia sold 10,260,000 shares (representing 90% of the total outstanding shares) of the common stock of Omni to an unrelated firm, China Economic Growth Investment Corp., LLC., which then distributed the shares to its three partners: Yong Chen, Zuxiang Huang, and Zheng Yao. These new controlling stockholders of Omni intended to acquire by merger an operating business with a history of profitable operations and/or develop a mutual fund management business.

On April 6, 2001 pursuant to a stock purchase agreement dated April 2, 2001, Halter Capital Corporation , a privately-owned Texas corporation, purchased 6,822,900 shares of the Company's common stock from Zheng Yao, representing approximately 60% of the Company's issued and outstanding shares of common stock. Simultaneously with this change in control transaction, Sophia Yao, the then sole officer and director of Omni resigned and the following two persons were elected to replace them: Kevin B. Halter as President and Director and Kevin Halter Jr. as Secretary-Treasurer and Director.

Proposed Business
-----------------

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation. Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless.

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Governmental Regulation
-----------------------

It is impossible to predict the government regulation, if any, to which the Company may be subject. The use of assets and/or conduct of businesses that the Company may operate within could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Management will endeavor to ascertain and monitor the effects of such, if any, government regulation on the business of the Company. In certain circumstances, however, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a particular business activity will make the acquisition of an interest in such business a higher risk.

Competition
-----------

The Company may be involved in intense competition with other business entities, many of which could have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in a competitive business environment.

Employees
---------

The Company currently has no employees. The Company's sole executive officer, who is not compensated for his time contributed to the Company, devotes only such time to the affairs of the Company, which is minimal at this time.


Item 2 - Description of Properties

The Company has no properties and has no requirement for property or offices at this time. The Company's records require nominal space and are maintained in the offices of controlling shareholder, Halter Capital Corporation, at 2591 Dallas, Parkway, Suite 102, Frisco, TX 75034 at no charge.


Item 3 - Legal Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fiscal years ended June 30, 2001 and 2000, respectively.


PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information
------------------

The Common Stock of the Company has been quoted on the NASDAQ Over-the-Counter market, starting May 4, 1998, under the symbol "OMDO".

During the period of July 1, 1999 through June 30, 2000, the range of representative high and low closing bid prices for the common stock of Omni was between $1.31 and $0.16. These quotations represent inter-dealer prices, do not include retail markups, markdowns or commissions and may not represent actual transactions.

During the period of July 1, 2000 through June 30, 2001, the range of representative high and low closing bid prices for the common stock of Omni was between $0.44 and $0.11 per share.

On June 30, 2000, the closing bid price of the Common Stock was $0.16 per share. On June 30, 2000, there were approximately 444 shareholders of record of Omni common stock.


Dividend Policy
---------------

The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6 - Management's Discussion and Analysis of Financial Condition, Results of Operations and Plan of Operation

Results of Operations
---------------------

Years Ended June 30, 2001 and 2000
----------------------------------

The Company had no revenues for the years ended June 30, 2001 and 2000.

Direct general and administrative expenses for the years ended June 30, 2001 and 2000 were approximately $8,400 and $341,000, respectively. General and administrative expenses during Fiscal 2001 were nominal as no substantive acquisition activities were undertaken. During Fiscal 2000, the Company maintained an office in Rockefeller Plaza in New York City and was actively conducting merger and acquisition activities. Further, during the years ended June 30, 2001 and 2000, respectively, the Company realized depreciation expense of approximately $18,000 and $24,000 on office furniture and computer equipment. The Company realized a net loss of approximately $(26,000) and $360,000) for the respective years ended June 30, 2001 and 2000.

The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until such time that the Company begins or acquires meaningful operations.

Liquidity and Capital Resources
-------------------------------

At June 30, 2001, the Company had working capital of $(1,500) , representing trade payables to a related party, Securities Transfer Corporation, for stock maintenance and transfer services.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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


Item 7 - Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 16, 2001, Hein + Associates LLP notified the Company that it was resigning as the Company's Independent auditors effective immediately. During the fiscal years ended June 30, 2000 and 1999, and the interim period subsequent to June 30, 2000, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. Each of Hein + Associates LLP's audit reports for the previous two years did not contain an adverse opinion. However each opinion was qualified due to uncertainty and contained the following language: "The accompanying financial statements have been prepared assuming Omni Doors, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had no continuing operations effective July 1, 1998. The Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations, and has a working capital and stockholders' deficit at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

On May 14, 2001, concurrent with the Company's filing of Form 10-QSB and the requisite review thereof, the Company engaged the independent accounting firm of
S. W. Hatfield, CPA as independent auditors for the Company.

Between the period of January 16, 2001 and May 14,2001, the Company held no discussions with S. W. Hatfield, CPA on any matter of accounting principals or practices, financial statement disclosure or accounting scope or procedure.


PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(A) of The Securities Exchange Act of 1934

Directors and Officers
----------------------

The following table sets forth the names, ages, and positions with the Company for the sole director and officer of the Company.

Name                          Age             Position Held and Tenure
----                          ---             ------------------------

Kevin B. Halter               65              Chairman, President,
                                              Chief Executive Officer
                                              & Director

Kevin B. Halter, Jr.          41              Vice President, Secretary,
                                              Treasurer & Director

Set forth below is a description of the backgrounds of each of the officers and directors of the Company:

Kevin B. Halter has served as Chairman, President, Chief Executive Officer and a director of the Company since April 2001. Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately held investment and consulting company, since 1987. Mr. Halter has served as Chairman of the Board and President of Millennia, Inc. and Chairman of the Board of Digital Communications Technology Corporation since 1994. During 2000, Mr. Halter also served as Chairman, President, Chief Executive Officer, Treasurer and a director of Safetek International, Inc. During June 2001, Mr. Halter became Chairman, President, Chief Executive Officer, and a director of Lucas Educational Systems, Inc. Mr. Halter is the father of Kevin B. Halter, Jr.

Kevin B. Halter, Jr. has served as Vice President, Secretary, Treasurer and a director of the Company since April 2001. Mr. Halter also serves as Vice President and Secretary of Halter Capital Corporation. He is the President of Securities Transfer Corporation, a stock transfer company registered with the Securities and Exchange Commission, a position that he has held since 1987. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. and Digital Communications Technology Corporation since 1994. During 2000, Mr. Halter has also served as Vice President, Secretary and director of Safetek International, Inc. During June 2001, Mr. Halter became Vice President, Secretary and a director of Lucas Educational Systems, Inc. Kevin B. Halter, Jr. is the son of Kevin B. Halter.

The  directors  named  above will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.


Item 10 - Executive Compensation

There was no compensation paid during either of the years ended June 30, 2001 and 2000.

None of the Company's current officers or directors receives or has received any salary from Company during the preceding five years. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.


Item 11 - Security Ownership of Management, Certain Beneficial Owners and Management

The following table sets forth as of September 4, 2001, the number and percentage of the 11,400,000 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                          Common Shares         Percent of Class
----------------                          -------------         ----------------

Halter Capital Corporation                6,822,900             59.85%
2591 Dallas Parkway, Suite 102
Frisco TX 75034

Kevin B. Halter (1)                       -0-                   0.00%
2591 Dallas Parkway, Suite 102
Frisco TX 75034


Kevin B. Halter, Jr. (1)                  -0-                   0.00%
2591 Dallas Parkway, Suite 102
Frisco TX 75034

All officers and directors as a           6,822,900             59.85%
Group (2 persons)

(1) Kevin B. Halter and Kevin B. Halter, Jr. are shareholders, officers and directors of Halter Capital Corporation.

Item 12 - Certain Relationships and Related Transactions

In August 1998, the Company entered into a financing arrangement with Credit China Group (CCG), a Beijing corporation controlled by Zuxiang Huang, a then-Company shareholder. As of June 30, 1999, the Company had received cash deposits totaling $300,000 in connection with the arrangement. These cash advances were used to pay various general and administrative expenses incurred by the Company. Based on the agreement between the parties, the Company recorded the cash advances as contributed capital. During the year ended June 30, 2000, the Company repaid $150,500 of these advances.

During Fiscal 2001, a separate controlling shareholder funded approximately $173,191 in short-term debt to the Company. These funds were used to pay various general and administrative expenses of the Company. In April 2001, the shareholder forgave all balances due in exchange for all of the Company's office furniture and computer equipment.


Item 13 - Exhibits and Reports on Form 8-K

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits
--------
   13.1  Certificate of Incorporation and Bylaws (*)
   13.2  Specimen Stock Certificate (*)

(*) - Previously filed

Form 8-K Filings
----------------

March 21, 2001        Announcement  of the resignation of Hein + Associates, LLP as the Company's independent certified public accounting firm.

April 12, 2001        Announcement  of  a  change in control involving 6,822,900 shares  of  the Company's common stock being sold by Zheng
                      Yao to Halter Capital Corporation.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                                Omni Doors, Inc.

Dated: September 4, 2001                                By:  /s/ Kevin B. Halter
       -----------------                                   ---------------------
                                                                 Kevin B. Halter
                                                            Chairman, President,
                                                         Chief Executive Officer
                                                                    and Director


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: September 4, 2001                                By:  /s/ Kevin B. Halter
       -----------------                                   ---------------------
                                                                 Kevin B. Halter
                                                             Chairman, President
                                                         Chief Executive Officer
                                                                    and Director


Dated: September 4, 2001                           By:  /s/ Kevin B. Halter, Jr.
       -----------------                              --------------------------
                                                            Kevin B. Halter, Jr.
                                                      Vice President, Secretary,
                                                          Treasurer and Director

                                OMNI DOORS, INC.
                          (a development stage company)

                              Financial Statements
                                       and
                                Auditor's Report

                             June 30, 2001 and 2000








                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                                OMNI DOORS, INC.
                          (a development stage company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants
   S. W. Hatfield, CPA                                                     F-3
   Hein + Associates, LLP                                                  F-4

Financial Statements

   Balance Sheets
      as of June 30, 2001 and 2000                                         F-5

   Statements of Operations and Comprehensive Income
      for the years ended June 30, 2001 and 2000                           F-6

   Statement of Changes in Stockholders' Equity
      for the years ended June 30, 2001 and 2000                           F-7

   Statements of Cash Flows
      for the years ended June 30, 2001 and 2000                           F-8


   Notes to Financial Statements                                           F-9

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of  Certified Public Accountants
              SEC Practice Section
              Information Technology Section
           Texas Society of Certified  Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Omni Doors, Inc.

We have audited the accompanying balance sheet of Omni Doors, Inc. (a Florida corporation) as of June 30, 2001 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Omni Doors, Inc. as of and for the year ended June 30, 2000 were audited by other auditors whose report was dated May 30, 2000 and included a paragraph expressing substantial doubt about Omni Doors, Inc.'s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omni Doors, Inc. as of June 30, 2001 and the results of its operations and its cash flows each of the year then ended, in conformity with accounting principles generally accepted in the United States of America. .

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has no viable operations or significant assets since inception and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                        S. W. HATFIELD, CPA
Dallas, Texas
July 25, 2001


                     Use our past to assist your future sm

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors and Stockholders
Omni Doors, Inc.
New York, New York

We have audited the accompanying balance sheet of Omni Doors, Inc. as of June 30, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omni Doors, Inc. as of June 30, 2000, and the results of its operations, and its cash flows for the year ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Omni Doors, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had no continuing operations effective July 1, 1998. The Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations, and has a working capital and stockholders' deficit at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN + ASSOCIATES LLP

Dallas, Texas
October 6, 2000




                                OMNI DOORS, INC.
                                 BALANCE SHEETS
                             June 30, 2001 and 2000


                                                                                    June 30,     June 30,
                                                                                     2001         2000
                                                                                   ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                        $    --      $   3,051
                                                                                   ---------    ---------

     Total current assets                                                               --          3,051
                                                                                   ---------    ---------

Property and equipment - at cost
   Office furniture and computer equipment                                              --         71,164
   Less: Accumulated depreciation                                                       --        (35,580)
                                                                                   ---------    ---------

     Net property and equipment                                                         --         35,584
                                                                                   ---------    ---------

TOTAL ASSETS                                                                       $    --      $  38,635
                                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                                        $   1,500    $ 167,791
   Other accrued liabilities                                                            --          5,400
   Due to affiliate                                                                     --        400,000
                                                                                   ---------    ---------

     Total current liabilities                                                         1,500      573,191
                                                                                   ---------    ---------

Commitments and contingencies

Stockholders' Equity
Common stock - no par value
     25,000,000 shares authorized
     11,400,000 shares issued and outstanding, respectively                           55,767       55,767
   Contributed capital                                                               881,248      321,963
   Accumulated deficit                                                              (938,515)    (912,286)
                                                                                   ---------    ---------

     Total stockholders' equity                                                       (1,500)    (534,556)
                                                                                   ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    --      $  38,635
                                                                                   =========    =========


The accompanying notes are an integral part of these financial statements.

                                OMNI DOORS, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       Years ended June 30, 2001 and 2000


                                              Year ended      Year ended
                                               June 30,        June 30,
                                                  2001            2000
                                             ------------    ------------

Revenues                                     $       --      $       --
                                             ------------    ------------

Operating Expenses
   Selling expenses                                  --              --
   General and administrative expenses              8,439         340,795
   Depreciation                                    17,790          23,720
                                             ------------    ------------

     Total operating expenses                      26,229         364,515
                                             ------------    ------------

Loss from operations                              (26,229)       (364,515)

Other income
   Interest income                                   --             4,396
                                             ------------    ------------

Loss before provision for income taxes            (26,229)       (360,119)

Provision for income taxes                           --              --
                                             ------------    ------------

Net Loss                                          (26,229)       (360,119)

Other comprehensive income                           --              --
                                             ------------    ------------

Comprehensive Loss                           $    (26,229)   $   (360,119)
                                             ============    ============

Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted              nil    $      (0.03)
                                             ============    ============

Weighted-average number of shares
   of common stock outstanding                 11,400,000      11,400,000
                                             ============    ============

The accompanying notes are an integral part of these financial statements.



                                OMNI DOORS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended June 30, 2001 and 2000


                                         Common Stock
                                         ------------         Contributed    Accumulated
                                      Shares       Amount       capital        Deficit         Total
                                  -----------   -----------   -----------    -----------    -----------

Balances at July 1, 1999           11,400,000   $    55,767   $   472,463    $  (552,167)   $   (23,937)

Return of shareholder
   contributions                         --            --        (150,500)          --         (150,500)

Net loss for the year                    --            --            --         (360,119)      (360,119)
                                  -----------   -----------   -----------    -----------    -----------


Balances at June 30, 2000          11,400,000        55,767       321,963       (912,286)      (534,556)

Capital contributed to
   support the corporate entity          --            --         177,079           --          177,079

Effect of satisfaction of debt
   to related party through
   transfer of assets                    --            --         382,206           --          382,206

Net loss for the year                    --            --            --          (26,229)       (26,229)
                                  -----------   -----------   -----------    -----------    -----------



Balances at June 30, 2001          11,400,000   $    55,767   $   881,248    $  (886,057)   $    (1,500)
                                  ===========   ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                OMNI DOORS, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended June 30, 2001 and 2000



                                               Year ended   Year ended
                                                June 30,     June 30,
                                                  2001         2000
                                                ---------    ---------
Cash Flows from Operating Activities
   Net loss for the period                      $ (26,229)   $(360,119)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Depreciation                                17,790       23,720
       Increase (Decrease) in
         Accounts payable                        (171,691)     167,791
         Accrued liabilities                         --          5,400
                                                ---------    ---------

Net cash used in operating activities            (180,130)    (163,208)
                                                ---------    ---------


Cash Flows from Investing Activities                 --           --
                                                ---------    ---------


Cash Flows from Financing Activities
   Capital contributions (repayments)             177,079     (150,500)
                                                ---------    ---------

Net cash used in financing activities             177,079     (150,500)
                                                ---------    ---------

Increase (Decrease) in Cash                        (3,051)    (313,708)

Cash at beginning of period                         3,051      316,759
                                                ---------    ---------

Cash at end of period                           $    --      $   3,051
                                                =========    =========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period               $    --      $    --
                                                =========    =========
     Income taxes paid for the period           $    --      $    --
                                                =========    =========

Supplemental Disclosure of Non-cash
   investing and financing activities
     Forgiveness of advances from
       related parties in exchange for
       transfer of fixed assets - net           $ 382,206    $    --
                                                =========    =========

The accompanying notes are an integral part of these financial statements.

                                OMNI DOORS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS


Omni Doors, Inc. (Company) was incorporated on July 19, 1985 in the State of Florida and was formerly a 95% owned subsidiary of Millennia, Inc. (Millennia). Through June 30, 1998, the Company's sole business activity was the assembly and distribution of industrial metal doors in the South Florida region of the United States. In July 1998, Millennia elected to cease these operations and transferred all the Company's assets and liabilities to a newly formed corporation effective as of the close of business on June 30, 1998.

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


NOTE B - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to the Company's change in ownership and related transfer of all its operating activities, the Company had no continuing operations effective July 1, 1998. Since coming under new control, the Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations and has a stockholder's deficit at June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of exploring business opportunities to place into the Company which they believe will permit the Company to attain profitable operating results and allow the Company to continue as a going concern.

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

                                OMNI DOORS, INC.

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

3. Income Taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, the Company had no warrants and/or options outstanding.


NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                                OMNI DOORS, INC.

NOTE E - RELATED PARTY TRANSACTIONS

Certain former directors and stockholders of the Company are officers, directors and/or stockholders in other companies with which the Company engaged in the following transactions:

(a) In August 1998, the Company entered into a financing arrangement with Credit China Group (CCG), a Beijing corporation. As of June 30, 1999, the Company had received cash deposits totaling $300,000 in connection with the arrangement. These cash advances were used to pay various general and administrative expenses incurred by the Company. Based on the agreement between the parties, the Company recorded the cash advances as contributed capital. During the year ended June 30, 2000, the Company repaid $150,500 of these advances.

(b) In June 1999, the Company entered into a financing arrangement with China International Financial Co., Ltd. (CIFC), a Hong-Kong corporation. In conjunction with this arrangement, the Company had received cash advances totaling $400,000 through June 30, 2000. These advances were non-interest bearing, unsecured and contain no specific terms of repayment. These advances were used to pay various general and administrative expenses incurred by the Company. Based on the agreement between the parties, the Company recorded the cash advances as a liability at June 30, 2000. During Fiscal 2001, these advances were forgiven by CIFC for no compensation.

(c) During Fiscal 2001, a separate controlling shareholder also forgave an approximate $173,191 in short-term debt advances to the Company in exchange for all of the Company's office furniture and computer equipment.

The forgiveness of all unpaid advances during Fiscal 2001, in excess of the assets taken as partial repayment, were converted to contributed capital in the accompanying financial statements.


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for the year ended June 30, 2001 and 2000, respectively, are as follows:


                                                             June 30,   June 30,
                                                              2001       2000
                                                             --------   --------
     Federal:
       Current                                               $   --     $   --
       Deferred                                                  --         --
                                                             --------   --------
                                                                 --         --
                                                             --------   --------
     State:
       Current                                                   --         --
       Deferred                                                  --         --
                                                             --------   --------
                                                                 --         --
                                                             --------   --------

       Total                                                 $   --     $   --
                                                             ========   ========

                                OMNI DOORS, INC.

NOTE F - INCOME TAXES - Continued

As of June 30, 2001, as a result of the April 2001 change in control, the Company has a net operating loss carryforward of approximately $5,400 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended June 30, 2001 and 2000, respectively, are as follows:

                                                          June 30,     June 30,
                                                           2001         2000
                                                         ---------    ---------

Statutory rate applied to loss before income
taxes                                                    $  (8,917)   $(122,440)
Increase (decrease) in income taxes
resulting from:
     State income taxes                                       --           --
     Other, including reserve for deferred
      tax asset                                              8,917      122,440
                                                         ---------    ---------

       Income tax expense                                $    --      $    --
                                                         =========    =========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

                                                          June 30,     June 30,
                                                           2001         2000
                                                         ---------    ---------
Deferred tax assets
  Net operating loss carryforwards                       $   1,832    $ 232,579
  Less valuation allowance                                  (1,832)    (232,579)
                                                         ---------    ---------

Net Deferred Tax Asset                                   $    --      $    --
                                                         =========    =========

During the years ended June 30, 2001 and 2000, respectively, the valuation