Form 10KSB/A
period 2001-06-30
OMNI DOORS INC
filed 2001-10-22
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A


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


PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(A) of The Securities Exchange Act of 1934

Directors and Officers
----------------------

The following table sets forth the names, ages, and positions with the Company for the sole director and officer of the Company.

Name                          Age             Position Held and Tenure
----                          ---             ------------------------

Kevin B. Halter               65              Chairman, President,
                                              Chief Executive Officer
                                              & Director

Kevin B. Halter, Jr.          41              Vice President, Secretary,
                                              Treasurer & Director


Pam J. Halter                 46              Director


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


Pam J. Halter has served as a Director of the Company since April 2001. She has served as a Director of Whispering Oaks International, Inc. (a/k/a Biocurex, Inc.) a publicly held corporation from December 1997 until February 20, 2001. Prior to that, she has been involved in various facets of the horse racing industry since the age sixteen. Currently, Mrs. Halter is still actively involved in the horse racing industry as an owner. Mrs. Halter is the wife of Kevin B. Halter.

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