Form 10QSB
period 2001-09-30
OMNI DOORS INC
filed 2001-11-09
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ___________ to __________

--------------------------------------------------------------------------------


                        Commission File Number: 333-39629

                                Omni Doors, Inc.
        (Exact name of small business issuer as specified in its charter)

          Florida                                             59-2549529
----------------------------                        ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                 2591 Dallas Parkway, Suite 102 Frisco, TX 75034
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 8, 2001: 1,140,276
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                                Omni Doors, Inc.

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         10


Part II - Other Information

  Item 5   Other Information                                                 12

  Item 6   Exhibits and Reports on Form 8-K                                  12


Signatures                                                                   12


                                Omni Doors, Inc,
                                 Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                              September 30,    September 30,
                                                                  2001             2000
                                                              -------------    -------------
                                     Assets
                                     ------
Current Assets
   Cash on hand and in bank                                     $    --          $     521
                                                                ---------        ---------

     Total current assets                                            --                521
                                                                ---------        ---------

Property and equipment - at cost
   Office furniture and computer equipment                           --             71,164
   Less: Accumulated depreciation                                    --            (41,510)
                                                                ---------        ---------

     Net property and equipment                                      --             29,654
                                                                ---------        ---------

TOTAL ASSETS                                                    $    --          $  30,175
                                                                =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                     $   3,000        $  52,105
   Due to controlling shareholder                                    --            121,086
   Due to affiliate                                                 1,750          400,000
                                                                ---------        ---------

     Total current liabilities                                      4,750          573,191
                                                                ---------        ---------

Commitments and contingencies

Stockholders' Equity
   Common stock - no par value
     25,000,000 shares authorized
     1,140,276 shares issued and outstanding, respectively         55,767           55,767
   Contributed capital                                            881,248          321,963
   Accumulated deficit                                           (935,265)        (920,746)
                                                                ---------        ---------

     Total stockholders' equity                                    (4,750)        (543,016)
                                                                ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    --          $  30,175
                                                                =========        =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                Omni Doors, Inc.
                Statements of Operations and Comprehensive Income
                 Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                             Three months     Three months
                                                 ended            ended
                                             September 30,    September 30,
                                                 2001              2000
                                             -------------    -------------

Revenues                                      $       --       $       --
                                              ------------     ------------

Operating Expenses
   Selling expenses                                   --               --
   General and administrative expenses               3,250            2,530
   Depreciation                                       --              5,930
                                              ------------     ------------

     Total operating expenses                        3,250            8,460
                                              ------------     ------------

Loss from operations                                (3,250)          (8,460)

Other income
   Interest income                                    --               --
                                              ------------     ------------

Loss before provision for income taxes              (3,250)          (8,460)

Provision for income taxes                            --               --
                                              ------------     ------------

Net Loss                                            (3,250)          (8,460)

Other comprehensive income                            --               --
                                              ------------     ------------

Comprehensive Loss                            $     (3,250)    $     (8,460)
                                              ============     ============

Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted               nil              nil
                                              ============     ============

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

                                Omni Doors, Inc.
                            Statements of Cash Flows
                 Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                               Three months     Three months
                                                   ended            ended
                                               September 30,    September 30,
                                                   2001             2000
                                               -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                        $(3,250)         $(8,640)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Depreciation                                  --              5,930
       Increase (Decrease) in
         Accounts payable                           1,500             --
         Accrued liabilities                         --               --
                                                  -------          -------

Net cash used in operating activities              (1,750)          (2,530)
                                                  -------          -------


Cash Flows from Investing Activities                 --               --
                                                  -------          -------


Cash Flows from Financing Activities
   Cash advanced by an affiliate                    1,750             --
                                                  -------          -------

Net cash provided by financing activities           1,750             --
                                                  -------          -------

Increase (Decrease) in Cash                          --             (2,530)

Cash at beginning of period                          --              3,051
                                                  -------          -------

Cash at end of period                             $  --            $   521
                                                  =======          =======

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                 $  --            $  --
                                                  =======          =======
     Income taxes paid for the period             $  --            $  --
                                                  =======          =======



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                                Omni Doors, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

Omni Doors, Inc. (Company) was incorporated on July 19, 1985 in the State of Florida. Prior to June 30, 1998, the Company's sole business activity was the assembly and distribution of industrial metal doors in the South Florida region of the United States. Effective June 30, 1998, the Company ceased all operations.

On April 6, 2001, pursuant to a Stock Purchase Agreement, the Company's then controlling shareholder sold approximately 6,822,000 shares of issued and outstanding stock to an unrelated entity. It is the intent of the current controlling stockholders for the Company to acquire or merge with a business with a history of profitable operations.

On October 31, 2001, the Company's Board of Directors effected a one (1) for ten
(10) reverse split of the Company's issued and outstanding stock. The result of this action was to reduce the issued and outstanding shares of common stock from 11, 400,000 to 1,140,276. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission for the year ended June 30, 2000. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 2002.

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


Note B - Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to the Company's change in ownership and cessation of all operating activities, the Company had no significant assets or continuing operations since July 1, 1998. Since coming under new control, the Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations and has a stockholder's deficit through September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of exploring business opportunities to place into the Company which they believe will permit the Company to attain profitable operating results and allow the Company to continue as a going concern.

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

3.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

                                Omni Doors, Inc.

Note C - Summary of Significant Accounting Policies - Continued

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, the Company had no warrants and/or options outstanding.


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

The forgiveness of all unpaid advances during Fiscal 2001, in excess of the assets taken as partial repayment, were converted to contributed capital in the accompanying financial statements as of the date of the respective forgiveness.

During the first quarter of Fiscal 2002, an affiliate of the Company's principal shareholder advanced approximately $1,750 through the payment of trade payables on behalf of the Company in order to maintain the corporate entity and fulfill periodic reporting requirements.


                                Omni Doors, Inc.

                    Notes to Financial Statements - Continued


Note F - Income Taxes

The components of income tax (benefit) expense for the three months ended
September 30, 2001 and 2000, respectively, are as follows:

                                                          September 30,    September 30,
                                                             2001             2000
                                                          -------------    -------------
       Federal:
         Current                                             $     -          $     -
         Deferred                                                  -                -
                                                             -------          -------
                                                                   -                -
                                                             -------          -------
       State:
         Current                                                   -                -
         Deferred                                                  -                -
                                                             -------          -------
                                                                   -                -
                                                             -------          -------

         Total                                               $     -          $     -
                                                             =======          =======

As of September 30, 2001, as a result of the April 2001 change in control, the Company has a net operating loss carryforward of approximately $10,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended September 30, 2001 and 2000, respectively, are as follows:

                                                          September 30,    September 30,
                                                             2001             2000
                                                          -------------    -------------

Statutory rate applied to loss before income taxes           $(1,100)         $(2,900)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            -                -
     Other, including reserve for deferred tax asset           1,100            2,900
                                                             -------          -------

       Income tax expense                                    $     -          $     -
                                                             =======          =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                          September 30,    September 30,
                                                             2001             2000
                                                          -------------    -------------
       Deferred tax assets
         Net operating loss carryforwards                    $ 3,400          $185,000
         Less valuation allowance                             (3,400)         (185,000)
                                                             -------          --------
       Net Deferred Tax Asset                                $     -          $      -
                                                             =======          ========


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

(2)  Results of Operations, Liquidity and Capital Resources

Discussion of Financial Condition
---------------------------------

The Company had no revenues for the three months ended September 30, 2001 and 2000, respectively.

Direct general and administrative expenses for the three month periods ended September 30, 2001 and 2000 were approximately $3,250 and $2,530, respectively. General and administrative expenses remain nominal as no substantive acquisition activities were undertaken. During Fiscal 2000, the Company maintained an office in Rockefeller Plaza in New York City and was actively conducting merger and acquisition activities. Further, during the three months ended September 30, 2001 and 2000, respectively, the Company realized depreciation expense of approximately $-0- and $5,930 on office furniture and computer equipment. The Company realized a net loss of approximately $(3,250) and $(8,460) for the respective three month periods.

The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until such time that the Company begins or acquires meaningful operations.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $(4,750), representing trade payables to a related party, Securities Transfer Corporation, for stock maintenance and transfer services of $3,000 and working capital advances to an affiliated entity of $1,750.

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

Plan of Business
----------------

General
-------

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

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners, for the previous five (5) Fiscal periods,:

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


Part II - Other Information

Item 5 - Other Information

     On October 31, 2001, the Company's Board of Directors effected a one (1) for ten (10) reverse split of the Company's issued and outstanding stock. The result of this action was to reduce the issued and outstanding shares of common stock from 11, 400,000 to 1,140,276. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits - None
     Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Omni Doors, Inc.


November    8   , 2001                                 /s/ Kevin B, Halter.
         -------                          --------------------------------------
                                                                 Kevin B. Halter
                                                            Chairman, President,
                                                         Chief Executive Officer
                                                                    and Director