Form 10QSB
period 2001-12-31
OMNI DOORS INC
filed 2002-01-18
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---    OF 1934


                For the quarterly period ended December 31, 2001

       TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
---

         For the transition period from _____________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 333-39629
                                    ---------

                                Omni Doors, Inc.
        (Exact name of small business issuer as specified in its charter)

          Florida                                            59-2549529
---------------------------                         ----------------------------
 (State of incorporation)                             (IRS Employer ID Number)

                 2591 Dallas Parkway, Suite 102 Frisco, TX 75034
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (469) 633-0100
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 16, 2002: 1,140,276
                                                 -------------------------------

Transitional Small Business Disclosure Format (check one):     YES    NO X
                                                                  ---   ---

                                Omni Doors, Inc.

               Form 10-QSB for the Quarter ended December 31, 2001

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



                                Omni Doors, Inc,
                                 Balance Sheets
                           December 31, 2001 and 2000

                                   (Unaudited)

                                                              December 31,    December 31,
                                                                   2001            2000
                                                              ------------    ------------
                                     Assets
                                     ------
Current Assets
   Cash on hand and in bank                                   $       --      $       --
                                                              ------------    ------------

     Total current assets                                             --              --
                                                              ------------    ------------

Property and equipment - at cost
   Office furniture and computer equipment                            --              --
   Less: Accumulated depreciation                                     --              --
                                                              ------------    ------------

     Net property and equipment                                       --              --
                                                              ------------    ------------

TOTAL ASSETS                                                  $       --      $       --
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                   $      4,500    $       --
   Due to controlling shareholder                                     --              --
   Due to affiliate                                                  2,514            --
                                                              ------------    ------------

     Total current liabilities                                       7,014            --
                                                              ------------    ------------

Commitments and contingencies

Stockholders' Equity
   Common stock - no par value
     25,000,000 shares authorized
     1,140,276 shares issued and outstanding, respectively          55,767          55,767
   Contributed capital                                             881,248         871,430
   Accumulated deficit                                            (944,029)       (927,197)
                                                              ------------    ------------

     Total stockholders' equity                                     (7,014)           --
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       --      $       --
                                                              ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3




                                Omni Doors, Inc.
                Statements of Operations and Comprehensive Income
              Six and Three months ended December 31, 2001 and 2000

                                                    (Unaudited)

                                              Six months      Six months     Three months    Three months
                                                ended           ended           ended           ended
                                             December 31,    December 31,    December 31,    December 31,
                                                  2001            2000            2001            2000
                                             ------------    ------------    ------------    ------------
Revenues                                     $       --      $       --      $       --      $       --
                                             ------------    ------------    ------------    ------------

Operating Expenses
   Selling expenses                                  --              --              --              --
   General and administrative expenses              5,514           3,051           2,264             521
   Depreciation                                      --            11,860            --             5,930
                                             ------------    ------------    ------------    ------------

     Total operating expenses                       5,514          14,911           2,264           6,451
                                             ------------    ------------    ------------    ------------

Loss from operations                               (5,514)        (14,911)         (2,264)         (6,451)

Other income
   Interest income                                   --              --              --              --
                                             ------------    ------------    ------------    ------------

Loss before provision for income taxes             (5,514)        (14,911)         (2,264)         (6,451)

Provision for income taxes                           --              --              --              --
                                             ------------    ------------    ------------    ------------

Net Loss                                           (5,514)        (14,911)         (2,264)         (6,451)

Other comprehensive income                           --              --              --              --
                                             ------------    ------------    ------------    ------------

Comprehensive Loss                           $     (5,514)   $    (14,911)   $     (2,264)   $     (6,451)
                                             ============    ============    ============    ============

Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted     $      (0.01)   $      (0.01)            nil    $      (0.01)
                                             ============    ============    ============    ============

Weighted-average number of shares
   of common stock outstanding                  1,140,276       1,140,276       1,140,276       1,140,276
                                             ============    ============    ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4

                                Omni Doors, Inc.
                            Statements of Cash Flows
                   Six months ended December 31, 2001 and 2000

                                   (Unaudited)

                                             Six months      Six months
                                               ended           ended
                                            December 31,    December 31,
                                                 2001         2000
                                            ------------    ------------
Cash Flows from Operating Activities
   Net loss for the period                  $     (5,514)   $    (14,911)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Depreciation                                 --            11,860
       Increase (Decrease) in
         Accounts payable                          3,000            --
         Accrued liabilities                        --              --
                                            ------------    ------------

Net cash used in operating activities             (2,514)         (3,051)
                                            ------------    ------------


Cash Flows from Investing Activities                --              --
                                            ------------    ------------


Cash Flows from Financing Activities
   Cash advanced by an affiliate                   2,514            --
                                            ------------    ------------

Net cash provided by financing activities          2,514            --
                                            ------------    ------------

Increase (Decrease) in Cash                         --            (3,051)

Cash at beginning of period                         --             3,051
                                            ------------    ------------

Cash at end of period                       $       --      $       --
                                            ============    ============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period           $       --      $       --
                                            ============    ============
     Income taxes paid for the period       $       --      $       --
                                            ============    ============

Supplemental Disclosure of Non-cash
   investing and financing activities
     Forgiveness of advances from
       related parties in exchange for
       transfer of fixed assets - net       $       --      $    382,206
                                            ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5

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

On October 31, 2001, the Company's Board of Directors effected a one (1) for ten
(10) reverse split of the Company's issued and outstanding stock. The result of this action was to reduce the issued and outstanding shares of common stock from 11,400,000 to 1,140,276. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission for the year ended June 30, 2001. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-SB when reviewing the interim financial results presented herein.

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


Note B - Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to the Company's change in ownership and cessation of all operating activities, the Company had no significant assets or continuing operations since July 1, 1998. Since coming under new control, the Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations and has a stockholder's deficit through December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of exploring business opportunities to place into the Company which they believe will permit the Company to attain profitable operating results and allow the Company to continue as a going concern.

                                Omni Doors, Inc.

Note B - Going Concern Uncertainty - Continued

However, at this time, the Company is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

3.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

                                Omni Doors, Inc.

Note C - Summary of Significant Accounting Policies - Continued

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, the Company had no warrants and/or options outstanding.


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


Note E - Related Party Transactions

Certain former directors and stockholders of the Company are officers, directors and/or stockholders in other companies with which the Company engaged in the following transactions:


(a) In June 1999, the Company entered into a financing arrangement with China International Financial Co., Ltd. (CIFC), a Hong-Kong corporation. In conjunction with this arrangement, the Company had received cash advances totaling $400,000 through June 30, 2000. These advances were non-interest bearing, unsecured and contain no specific terms of repayment. These advances were used to pay various general and administrative expenses incurred by the Company. Based on the agreement between the parties, the Company recorded the cash advances as a liability at June 30, 2000. During Fiscal 2001, these advances were forgiven by CIFC for no compensation.

(b) During Fiscal 2001, a separate controlling shareholder also forgave an approximate $173,191 in short-term debt advances to the Company in exchange for all of the Company's office furniture and computer equipment.

The forgiveness of all unpaid advances during Fiscal 2001, in excess of the assets taken as partial repayment, were converted to contributed capital in the accompanying financial statements as of the date of the respective forgiveness.

During the first six months of Fiscal 2002, an affiliate of the Company's principal shareholder advanced approximately $2,514 through the payment of trade payables on behalf of the Company in order to maintain the corporate entity and fulfill periodic reporting requirements.


                                Omni Doors, Inc.

                    Notes to Financial Statements - Continued


Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended December
31, 2001 and 2000, respectively, are as follows:

                                                     December 31,   December 31,
                                                          2001           2000
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

As of December 31, 2001, as a result of the April 2001 change in control, the Company has a net operating loss carryforward of approximately $12,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended December 31, 2001 and 2000, respectively, are as follows:

                                                       December 31,    December 31,
                                                            2001            2000
                                                       ------------    ------------
Statutory rate applied to loss before income taxes     $     ( 1,875)  $     (5,070)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset          1,875           5,070
                                                       ------------    ------------

       Income tax expense                              $       --      $       --
                                                       ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                          December 31,    December 31,
                                               2001            2000
                                          ------------    ------------
Deferred tax assets
  Net operating loss carryforwards        $      4,200    $    187,200
  Less valuation allowance                      (4,200)       (187,200)
                                          ------------    ------------
Net Deferred Tax Asset                    $       --      $       --
                                          ============    ============

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(3)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


(2)  Results of Operations, Liquidity and Capital Resources

Discussion of Financial Condition
---------------------------------

The Company had no revenues for the six months ended December 31, 2001 and 2000, respectively.

Direct general and administrative expenses for the six month periods ended December 31, 2001 and 2000 were approximately $5,500 and $3,100, respectively. General and administrative expenses remain nominal as no substantive acquisition activities were undertaken. During Fiscal 2000, the Company maintained an office in Rockefeller Plaza in New York City and was actively conducting merger and acquisition activities. Further, during the six months ended December 31, 2001 and 2000, respectively, the Company realized depreciation expense of approximately $-0- and $11,900 on office furniture and computer equipment. The Company realized a net loss of approximately $(5,500) and $(14,900) for the respective six month periods.

The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until such time that the Company begins or acquires meaningful operations.

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Company had working capital of approximately $(7,000) , representing trade payables to a related party, Securities Transfer Corporation, for stock maintenance and transfer services of approximately $4,500 and working capital advances to an affiliated entity of approximately $2,500.

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

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not agree to furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners, for the previous five (5) Fiscal periods,:

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


Part II - Other Information

Item 5 - Other Information

     On October 31, 2001, the Company's Board of Directors effected a one (1) for ten (10) reverse split of the Company's issued and outstanding stock. The result of this action, including fractional share rounding, was to reduce the issued and outstanding shares of common stock from 11,400,000 to 1,140,276. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

     On January 8, 2002, the Company's Board of Directors authorized a 4.369 for 1 forward stock split to shareholders of record as of the close of business on January 18, 2002. The effect of this action will be reflected in the Company's financial statements to be filed on Form 10-QSB for the quarter ending March 31, 2002, as of the first day of the first period presented.

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits - None
     Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Omni Doors, Inc.

January  16 , 2002                                         /s/ Kevin B, Halter
        ----                                             -----------------------
                                                                 Kevin B. Halter
                                                            Chairman, President,
                                                         Chief Executive Officer
                                                                    and Director