Form 10QSB
period 2002-03-31
OMNI DOORS INC
filed 2002-05-09
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
  X       Quarterly  Report Under Section 13 or 15(d) of The Securities Exchange
-----     Act of 1934

                  For the quarterly period ended March 31, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange
-----     Act of 1934

                  For the transition period from ______________ to _____________



                        Commission File Number: 333-39629
                                                ---------

                                Omni Doors, Inc.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                           59-2549529
------------------------                         -------------------------------
 (State of incorporation)                            (IRS Employer ID Number)

                2591 Dallas Parkway, Suite 102, Frisco, TX 75034
                ------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2002: 4,982,735
                                          ----------------------
Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                                Omni Doors, Inc.

                Form 10-QSB for the Quarter ended March 31, 2002

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

Item 1 - Part 1 - Financial Statements

                                Omni Doors, Inc.
                                 Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)

                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                              $    --      $    --
                                                         ---------    ---------

     Total current assets                                     --           --
                                                         ---------    ---------

TOTAL ASSETS                                             $    --      $    --
                                                         =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                 $   5,954    $   1,975
   Due to affiliates                                         3,371         --
                                                         ---------    ---------

     Total liabilities                                       9,325        1,975
                                                         ---------    ---------


Commitments and contingencies


Stockholders' equity
   Common stock - no par value
     25,000,000 shares authorized
     4,982,735 shares issued and outstanding                55,767       55,767
   Contributed capital                                     881,248      875,385
   Accumulated deficit                                    (946,340)    (933,127)
                                                         ---------    ---------

     Total stockholders' equity                             (9,325)      (1,975)
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    --      $    --
                                                         =========    =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                                Omni Doors, Inc.
                Statements of Operations and Comprehensive Income
               Nine and Three months ended March 31, 2002 and 2001

                                                     (Unaudited)

                                  Nine months     Nine months     Three months    Three months
                                     ended           ended           ended          ended
                                    March 31,       March 31,        March 31,      March 31,
                                       2002            2001             2002           2001
                                  ------------    ------------    ------------    ------------
Revenues                          $       --      $       --      $       --      $       --
                                  ------------    ------------    ------------    ------------

Operating expenses
   General and administrative
     expenses                            7,825           3,051           2,311            --
   Depreciation                           --            17,790            --             5,930
                                  ------------    ------------    ------------    ------------

   Total operating expenses              7,825          20,841           2,311           5,930
                                  ------------    ------------    ------------    ------------

Loss from operations                    (7,825)        (20,841)         (2,311)         (5,930)

Other income (expense)
   Interest income                        --              --              --              --
                                  ------------    ------------    ------------    ------------

Loss before income taxes                (7,825)        (20,841)         (2,311)         (5,930)

Provision for income taxes                --              --              --              --
                                  ------------    ------------    ------------    ------------

Net Loss                                (7,825)        (20,841)         (2,311)         (5,930)

Other comprehensive income                --              --              --              --
                                  ------------    ------------    ------------    ------------

Comprehensive Loss                $     (7,825)   $    (20,841)   $     (2,311)   $     (5,930)
                                  ============    ============    ============    ============

Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic
   and fully diluted                       nil             nil             nil             nil
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


                                Omni Doors, Inc.
                            Statements of Cash Flows
                    Nine months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                            Nine months   Nine months
                                                               ended         ended
                                                             March 31,     March 31,
                                                                2002          2001
                                                            -----------   -----------
Cash flows from operating activities
  Net loss for the period                                   $    (2,311)  $   (20,841)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Depreciation                                                  --          17,790
     Increase (Decrease) in
       Accounts payable and accrued liabilities                   2,311      (171,216)
                                                            -----------   -----------

Net cash used in operating activities                              --        (174,267)
                                                            -----------   -----------


Cash flows from investing activities                               --            --
                                                            -----------   -----------


Cash flows from financing activities
  Net advances from/(to) affiliates                                --         171,216
                                                            -----------   -----------

Net cash provided by financing activities                          --         171,216
                                                            -----------   -----------

Increase (Decrease) in Cash                                        --          (3,051)

Cash at beginning of year                                          --           3,051
                                                            -----------   -----------

Cash at end of year                                         $      --     $      --
                                                            ===========   ===========

Supplemental disclosure of interest and income taxes paid
  Interest paid for the period                              $      --     $      --
                                                            ===========   ===========
  Income taxes paid for the period                          $      --     $      --
                                                            ===========   ===========

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

On October 31, 2001, the Company's Board of Directors effected a one (1) for ten
(10) reverse split of the Company's issued and outstanding stock. The result of this action was to reduce the issued and outstanding shares of common stock from 11,400,000 to 1,140,276. On January 8, 2002, the Company's Board of Directors authorized a 4.369 for 1 forward stock split to shareholders of record as of the close of business on January 18, 2002. The result of this action, including fractional share rounding, was to increase the issued and outstanding shares from 1,140,276 to 4,982,735. The effects of these actions are cumulatively reflected in the accompanying financial statements as of the first day of the first period presented.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2018.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, the Company had no warrants and/or options outstanding.

                                Omni Doors, Inc.

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

During the first nine months of Fiscal 2002, an affiliate of the Company's principal shareholder advanced approximately $3,371 through the payment of trade payables on behalf of the Company in order to maintain the corporate entity and fulfill periodic reporting requirements.

Additionally, as of March 31, 2002, the Company was indebted to an entity owned by controlling shareholders of the Company, for stock maintenance and transfer services of approximately $5,900.

Note F - Income Taxes

The components of income tax (benefit) expense for the nine months ended March 31, 2002 and 2001, and 2000, respectively, are as follows:

                                                           March 31,   March 31,
                                                             2002        2001
                                                           ---------   ---------
     Federal:
       Current                                             $    --     $    --
       Deferred                                                 --          --
                                                           ---------   ---------
                                                                --          --
                                                           ---------   ---------
     State:
       Current                                                  --          --
       Deferred                                                 --          --
                                                           ---------   ---------
                                                                --          --
                                                           ---------   ---------

       Total                                               $    --     $    --
                                                           =========   =========

                                Omni Doors, Inc.

Note F - Income Taxes - Continued

As of March 31, 2002, as a result of the April 2001 change in control, the Company has a net operating loss carryforward of approximately $13,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Nine months   Nine months
                                                         ended         ended
                                                       March 31,     March 31,
                                                          2002          2001
                                                      -----------   -----------

Statutory rate applied to loss before income taxes    $    (2,660)  $    (7,085)
Increase (decrease) in income taxes resulting from:
     State income taxes                                      --            --
     Other, including reserve for deferred tax asset        2,660         7,085
                                                      -----------   -----------

       Income tax expense                             $      --     $      --
                                                      ===========   ===========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $   4,500    $ 282,500
       Less valuation allowance                             (4,500)    (282,500)
                                                         ---------    ---------
     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========





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


(2) Results of Operations, Liquidity and Capital Resources

Discussion of Financial Condition
---------------------------------

The Company had no revenues for the nine months ended March 31, 2002 and 2001, respectively.

Direct general and administrative expenses for the nine month periods ended March 31, 2002 and 2001 were approximately $7,825 and $3,100, respectively. General and administrative expenses remain nominal as no substantive acquisition activities were undertaken. During Fiscal 2000, the Company maintained an office in Rockefeller Plaza in New York City and was actively conducting merger and acquisition activities. Further, during the nine months ended March 31, 2002 and 2001, respectively, the Company realized depreciation expense of approximately $-0- and $17,790 on office furniture and computer equipment. The Company realized a net loss of approximately $(7,825) and $(10,800) for the respective nine month periods.

The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until such time that the Company begins or acquires meaningful operations.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Company had working capital of approximately $(9,300) , representing trade payables to a related party, Securities Transfer Corporation, for stock maintenance and transfer services of approximately $5,900 and working capital advances to an affiliated entity of approximately $3,400.

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

     On January 8, 2002, the Company's Board of Directors authorized a 4.369 for 1 forward stock split to shareholders of record as of the close of business on January 18, 2002. The result of this action, including fractional share rounding, was to increase the issued and outstanding shares from 1,140,276 to 4,982,735.

     The cumulative effects of these actions are reflected in the Company's financial statements as of the first day of the first period presented.

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

May  8 , 2002                                            /s/ Kevin B, Halter.
    ---                                             ----------------------------
                                                                 Kevin B. Halter
                                                            Chairman, President,
                                                         Chief Executive Officer
                                                                    and Director