Form 10QSB/A
period 2002-03-31
OMNI DOORS INC
filed 2002-05-13
CIK 1049011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A



(Mark one)
  X       Quarterly  Report Under Section 13 or 15(d) of The Securities Exchange
-----     Act of 1934

                  For the quarterly period ended March 31, 2002

          Transition Report Under Section 13 or 15(d) of The Securities Exchange
-----     Act of 1934

                  For the transition period from ______________ to _____________



                        Commission File Number: 333-39629
                                                ---------

                                Omni Doors, Inc.
        (Exact name of small business issuer as specified in its charter)

        Florida                                            59-2549529
------------------------                         -------------------------------
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