Form 10KSB
period 2002-06-30
KID CASTLE EDUCATIONAL CORP
filed 2002-11-08
CIK 1049011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   X         Annual report under Section 13 or 15(d) of the Securities Exchange
-------      Act of 1934.  For the fiscal year ended June 30, 2002.

                                       OR

------- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

                        Commission File Number: 333-39629

                       Kid Castle Educational Corporation
            (formerly King Ball International Technology Corporation)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  Florida                                   59-2549529
      (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)
8th Floor, No. 98 Min Chuan Road, Hsien Tien,
           Taipei, Taiwan, R.O.C.

   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

    Registrant's telephone number, including area code: (011) 886 2 2218 5996

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year were $0.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 23, 2002, is $96,100.

      The number of shares of common stock outstanding as of October 23, 2002 was 15,074,329.

                                     PART I

      The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Kid Castle Educational Corporation, is a Florida corporation (Kid Castle or Company) which was incorporated on July 19, 1985. From inception through June 30, 1998, the Company's primary business had been the assembly and distribution of industrial doors for sale to building contractors in the South Florida geographic market.

      From its initial incorporation through April 6, 1998, the Company was a wholly-owned subsidiary of Millennia, Inc., a publicly-owned Delaware corporation (Millennia). On April 6, 1998, the Board of Directors of Millennia Inc. declared the payment of a stock dividend to Millennia's stockholders, as of the April 17, 1998 record date. Millennia stockholders received one share of the Company's common stock for each four shares of Millennia common stock owned. No fractional shares were issued and all fractions were rounded up to the nearest whole share. This distribution of approximately 570,000 shares of the Company represented approximately five percent (5.0%) of the total issued and outstanding shares of the Company.

      Pursuant to a contract dated July 14, 1998, Millennia sold 10,260,000 shares (representing 90% of the total outstanding shares) of the common stock of the Company to an unrelated firm, China Economic Growth Investment Corp., LLC, which then distributed the shares to its three partners: Yong Chen, Zuxiang Huang, and Zheng Yao. These new controlling stockholders of the Company intended to acquire by merger an operating business with a history of profitable operations and/or develop a mutual fund management business.

      On April 6, 2001 pursuant to a stock purchase agreement dated April 2, 2001, Halter Capital Corporation, a privately-owned Texas corporation, purchased 6,822,900 shares of the Company's common stock from Zheng Yao, representing approximately 60% of the Company's issued and outstanding shares of common stock. Simultaneously with this change in control transaction, Sophia Yao, the then sole officer and director of the Company resigned and the following two persons were elected to replace her: Kevin B. Halter as President and Director and Kevin Halter, Jr. as Secretary-Treasurer and Director.

      On June 19, 2002, pursuant to a stock purchase agreement dated June 6, 2002, Powerlink International Finance, Inc., a British Virgin Islands corporation ("Powerlink"), purchased

2,830,926 shares of the Company's common stock, no par value, from Halter Capital Corporation, representing approximately 57% of the Company's issued and outstanding shares of common stock.

      Simultaneously with the purchase, the current officers and directors of the Company resigned and the following three persons were elected to replace them: Chin-Chung Hsu, President, Treasurer and Director; Wen-Hao Hsu, Secretary and Director; and Chien-Hwa Liu, Director.

SUBSEQUENT EVENTS

      On August 22, 2002, the Company changed its name to Kid Castle Educational Corporation, and on October 1, 2002, it acquired all of the issued and outstanding stock of Hi Goal Developments Limited, a Cayman Islands company ("Hi Goal") pursuant to an Exchange Agreement dated as of October 1, 2002, by and among Hi Goal, the shareholders of Hi Goal, Kuo-An Wang and Kid Castle (the "Exchange Agreement"). Hi Goal based in Taipei, Taiwan, is the parent company of Kid Castle Technology Corp. Ltd. (Taiwan) and Kid Castle Educational Software (Shanghai) Corp. Ltd. (China).

      Pursuant to the Exchange Agreement, Hi Goal became a wholly-owned subsidiary of the Company, and in exchange for the Hi Goal shares, the Company issued 11,880,000 shares of its common stock to the shareholders of Hi Goal, representing 80% of the Company's outstanding stock at that time. In connection with the exchange and change in control, the current officers and directors of the Company resigned and the following five persons were appointed officers and directors of the Company: Kuo-An Wang, Director, President and Chief Executive Officer, Yu-En Chiu, Director, Chief Financial Officer and Secretary; Suang-Yi Pai, Director; Chin-Chen Huang, Director; and Yu-Fang Lin, Director.

      The exchange was consummated in furtherance of Kid Castle's proposed combination strategy described below.

PROPOSED BUSINESS

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

COMBINATION SUITABILITY STANDARDS

      In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or event impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

      (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

      (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

      (3) will not have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed form them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

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

EMPLOYEES

      The Company currently has no employees.

WHERE YOU CAN FIND MORE INFORMATION

      We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2. DESCRIPTION OF PROPERTIES

      The Company has no properties and has no requirement for property or offices at this time.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future. At October 23, 2002, the Company had approximately 616 shareholders of record.

      On May 4, 1998, the Company's common stock was approved for quotation on the NASD OTCBB under the trading symbol "OMDO". On June 28, 2002, the trading symbol was changed to "OMDR". The high and low bid quotations for the Company's common stock were as follows for the periods below (as reported by NASDAQ). The quotations below reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions:

                                                                High Bid        Low Bid
                                                                --------        -------
Fiscal Year Ended June 30, 2002
   1st Quarter                                                    .35             .16
   2nd Quarter                                                    .90             .80
   3rd Quarter                                                    .30             .35
   4th Quarter                                                    .45             .32

Fiscal Year Ended June 30, 2001
   1st Quarter                                                    .25             .15
   2nd Quarter                                                    .19             .18
   3rd Quarter                                                    .19             .11
   4th Quarter                                                    .16             .16

RECENT SALE OF UNREGISTERED SECURITIES

      The following securities were issued by Kid Castle Educational Corporation within the past three years and were not registered under the Securities Act of 1933, as amended (the "Act"). All of these securities are considered to be restricted securities for purposes of the Act. All certificates representing these issued and outstanding restricted securities of the Company contain appropriate text detailing their restricted status and the Company has issued "stop transfer" instructions to its transfer agent for these securities.

      1. On August 16, 2002, Kid Castle issued 3,020,345 restricted shares of common stock to purchasers in a private offering to persons resulting in gross proceeds of $500,000. No commissions were paid. All of the purchasers in the private offering were non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

      2. On October 1, 2002, Kid Castle entered into a share exchange with all the shareholders of Hi Goal Developments Limited, a Cayman Islands company, pursuant to which it issued 11,880,000 shares of its common stock in exchange for 11,880,000 shares of Hi Goal's capital stock, which constitutes all of Hi Goal's issued and outstanding capital stock. All 11,880,000 shares of Kid Castle's common stock contemplated by the exchange have been issued. Upon consummation of the share exchange, Hi Goal became a wholly-owned subsidiary of Kid Castle. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

      3. On October 2, 2002, Kid Castle issued 73,500 shares of its common stock to Halter Capital Corporation pursuant to certain anti-dilution terms set forth that in that certain Stock Purchase Agreement dated June 6, 2002, by and among Halter Capital Corporation, Powerlink International Finance, Inc. and the Company. The issuance of these shares was exempt from the registration requirements under Section 4(2) and Regulation D of the Act, as a transaction by an issuer not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS - YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

      Revenue

      The Company had no revenues for the years ended June 30, 2002 and June 30, 2001.

      Direct general and administrative expenses for the years ended June 30, 2002 and June 30, 2001 were approximately $2,500 and $8,439, respectively. General and administrative expenses for the years ended June 30, 2002 and June 30, 2001 were nominal as no substantive acquisition activities were undertaken. Further, during the years ended June 30, 2002 and June 30, 2001, respectively, the Company realized depreciation expense of approximately $0 and $17,790 on office furniture and computer equipment. The Company realized a net loss of approximately $(2,500) and $(26,229) for the respective years ended June 30, 2002 and June 30, 2001.

      The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until such time that the Company begins or acquires meaningful operations.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2002, the Company had working capital of $0.

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

ITEM 7. FINANCIAL STATEMENTS

      The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of Parks, Tschopp, Whitcomb & Orr, P.A. are presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      By letter dated July 15, 2002, S.W. Hatfield, CPA notified the Company that it was declining reappointment as the Company's independent accountant for the year ended June 30, 2002.

      During the fiscal years ended June 30, 2001 and 2002, and the interim period subsequent to June 30, 2002, there have been no disagreements, resolved or unresolved, with S.W. Hatfield, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to that former accountant's satisfaction, would have caused him to make reference to the subject matter of the disagreement with his report. However, its opinion accompanying the Company's financial statement for fiscal year ended June 30, 2001, has been qualified on the basis of uncertainty as to the Company's ability to operate as a going concern without infusion of sufficient working capital funds.

      S.W. Hatfield furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statement. Such letter was filed as an exhibit to an amendment to the report on Form 8-K as filed on July 15, 2002.

      On September 6, 2002, the Company engaged the independent accounting firm of Parks, Tschopp, Whitcomb & Orr, P.A. as independent auditors for the Company.

      Between the period of July 15, 2002 and ___________, 2002, the Company held no discussions with S.W. Hatfield, CPA on any matter of accounting principles or practices, financial statement disclosure or accounting scope or procedure.

                                                            FINANCIAL STATEMENTS

                                                          KID CASTLE EDUCATIONAL
                                                                     CORPORATION

                                               (FORMERLY KING BALL INTERNATIONAL
                                                         TECHNOLOGY CORPORATION)
                                                     (FORMERLY OMNI DOORS, INC.)

                                                          JUNE 30, 2002 AND 2001

                                     (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                                TABLE OF CONTENTS

Independent Auditors' Report..........................................................................F - 1

Financial Statements:

        Balance Sheets................................................................................F - 3

        Statements of Operations......................................................................F - 4

        Statements of Changes in Stockholders' Deficit................................................F - 5

        Statements of Cash Flows......................................................................F - 6

Notes to Financial Statements.........................................................................F - 7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)
(Formerly Omni Doors, Inc.)

We have audited the accompanying balance sheet of Kid Castle Educational Corporation (Formerly King Ball International Technology Corporation) (Formerly Omni Doors, Inc.) as of June 30, 2002, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kid Castle Educational Corporation (Formerly King Ball International Technology Corporation) (Formerly Omni Doors, Inc.) as of June 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no substantive continuing operations nor assets and has an accumulated deficit of $941,015 and a stockholders' deficit of $4,000 at June 30, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the reasonability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

September 27, 2002
Maitland, Florida

S. W. HATFIELD, CPA
CERTIFIED PUBLIC ACCOUNTANTS

MEMBER:   TEXAS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
          PRESS CLUB OF DALLAS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Kid Castle Educational Corporation
  (formerly King Ball International Technology Corporation)
  (formerly Omni Doors, Inc.)


We have audited the accompanying balance sheet of Omni Doors, Inc. (a Florida corporation) as of June 30, 2001 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omni Doors, Inc. as of June 30, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 3. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                        /s/ S. W. Hatfield, CPA
                                        S.W. HATFIELD, CPA

Dallas, Texas
July 25, 2001 (except for Note 6
  as to which the date is January 8, 2002)




                     Use our past to assist your future(sm)

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

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                                 BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

            ASSETS
                                                           2002            2001
                                                         ---------       --------
    Current assets:
         Cash on hand and in bank                        $    --            --
                                                         ---------       --------
                   Total current assets                       --             --
                                                         ---------       --------
    Property and equipment - at cost
         Office furniture and computer equipment              --             --
         Less: accumulated depreciation                       --             --
                                                         ---------       --------
                   Net property and equipment                 --             --
                                                         ---------       --------
    Total assets                                         $    --             --
                                                         =========       ========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

    Current liabilities:
         Accounts payable - trade                        $   4,000          1,500
                                                         ---------       --------
                   Total current liabilities                 4,000          1,500
                                                         ---------       --------

    Stockholders' Deficit (note 4):
         Common stock, no par value,
            25,000,000 shares authorized, 4,982,735
            shares issued and outstanding                   55,767         55,767


         Additional paid-in capital                        881,248        881,248
         Accumulated deficit                              (941,015)      (938,515)
                                                         ---------       --------
                   Total stockholders' deficit              (4,000)        (1,500)
                                                         ---------       --------
    Total liabilities and stockholders' deficit          $    --             --
                                                         =========       ========



                 See accompanying notes to financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                            STATEMENTS OF OPERATIONS

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                       2002              2001
                                                    ---------        ---------
    Revenues                                      $        --               --
                                                  -----------        ---------
    Operating expenses:
         General and administrative expenses            2,500            8,439
         Depreciation                                      --           17,790
                                                  -----------        ---------
                   Total operating expenses             2,500           26,229
                                                  -----------        ---------
    Loss before income taxes                           (2,500)         (26,229)
    Provision for income taxes (note 5)                    --               --
                                                  -----------        ---------
    Net loss                                      $    (2,500)         (26,229)
                                                  -----------        ---------
    Basic loss per share                          $        --               --
                                                  ===========        =========
    Weighted-average number of shares
        of common stock outstanding                 4,982,735        4,982,735
                                                  ===========        =========

                 See accompanying notes to financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                       YEARS ENDED JUNE 30, 2002 AND 2001



                                            COMMON                   ADDITIONAL
                                            STOCK                     PAID-IN    ACCUMULATED
                                            SHARES       AMOUNT       CAPITAL      DEFICIT          TOTAL
                                          ---------      -------      -------      --------         ------
    Balances at June 30, 2000
        (note 6)                          4,982,735      $55,767      321,963      (912,286)      (534,556)

        Capital contribution                   --           --        177,079          --          177,079

    Effect of satisfaction of debt
            to related party through
            transfer of assets                 --           --        382,206          --          382,206

        Net loss for the year                  --           --           --         (26,229)       (26,229)
                                          ---------      -------      -------      --------         ------
    Balances at June 30, 2001             4,982,735       55,767      881,248      (938,515)        (1,500)

        Net loss for the year                  --           --           --          (2,500)        (2,500)
                                          ---------      -------      -------      --------         ------
    Balances at June 30, 2002             4,982,735      $55,767      881,248      (941,015)        (4,000)
                                          =========      =======      =======      ========         ======

                 See accompanying notes to financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                        2002             2001
                                                                                      ---------        -------
    Cash flows from operating activities:
         Net loss                                                                     $  (2,500)       (26,229)
         Adjustments to reconcile net loss to net cash
               used in operating activities:
                  Depreciation
                                                                                           --           17,790
                  Increase (decrease) in:
                   Accounts payable                                                       2,500       (171,691)
                   Accrued liabilities                                                     --             --
                                                                                      ---------        -------
                          Net cash used in operating activities                            --         (180,130)
                                                                                      ---------        -------

    Cash flows from financing activities:
         Capital contributions                                                             --          177,079
                                                                                      ---------        -------

                          Net cash provided by financing activities                        --          177,079
                                                                                      ---------        -------
    Decrease in cash                                                                       --           (3,051)
    Cash at beginning of year                                                         $    --            3,051
                                                                                      ---------        -------
    Cash at end of year                                                                    --             --
                                                                                      =========        =======
         Supplemental disclosure of interest paid and income taxes paid:
                Interest paid for the period                                          $    --             --
                                                                                      =========        =======
                Income taxes paid for the period                                      $    --             --
                                                                                      =========        =======
         Supplemental disclosure of non-cash investing and financing activities:

                Forgiveness of advances from related parties
                    in exchange for transfer of fixed assets - net                    $    --          382,206
                                                                                      =========        =======

                 See accompanying notes to financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

(1)      ORGANIZATION AND DESCRIPTION OF BUSINESS

         Kid Castle Educational Corporation (the Company) was incorporated as Omni Doors, Inc. on July 19, 1985 in the State of Florida and was formerly a 95% owned subsidiary of Millennia, Inc. (Millennia). Through June 30, 1998, the Company's sole business activity was the assembly and distribution of industrial metal doors in the South Florida region of the United States. In July 1998, Millennia elected to cease these operations and transferred all the Company's assets and liabilities to a newly formed wholly owned corporation effective as of the close of business on June 30, 1998.

         Pursuant to a contract dated July 14, 1998, Millennia sold approximately 10,260,000 shares of the Company's common stock to China Economic Growth Investment Corp., LLC (CEGIC). On April 6, 2001, pursuant to a Stock Purchase Agreement, the Company's controlling shareholder sold approximately 6,822,000 shares of issued and outstanding stock to an unrelated entity.

         In June 2002, pursuant to a certain stock purchase agreement, a controlling interest in the Company, represented by 2,830,926 shares of common stock, was acquired by Powerlink International Finance, Inc., a British Virgin Islands corporation. Coincident with this transaction, the name of the Company was changed to King Ball International Corporation (King Ball).

         On August 22, 2002, King Ball changed its name to Kid Castle Educational Corporation, and on October 1, 2002, it acquired all of the issued and outstanding stock of Hi Goal Developments Limited, a Cayman Islands Company (Hi Goal) pursuant to a certain exchange agreement (Agreement). In accordance with the terms of the Agreement, Hi Goal became a wholly-owned subsidiary of the Company, and in exchange for the Hi Goal shares, the Company issued 11,880,000 shares of its common stock to the shareholders of Hi Goal, which represented 80% of the Company's outstanding common stock at that time. In connection with the change in control and the Agreement described herein, the current officers and directors resigned and were replaced by five unrelated officers and directors. It is the intent of the current controlling stockholders for the Company to acquire or merge with a business with a history of profitable operations.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      CASH AND CASH EQUIVALENTS

                  For purposes of reporting cash flows, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

         (b)      PROPERTY AND EQUIPMENT

                  Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally three to five years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

         (c)      INCOME TAXES

                  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in the period that includes the enactment date.

                  Operations for the years ended June 30, 2002 and 2001 resulted in net operating losses. At June 30, 2002, the Company has net operating loss carryforwards of approximately $8,000 which will expire at various dates beginning in 2021. A valuation allowance equal to the tax benefit of the net operating loss has been established since it is uncertain that future taxable income will be realized during the carryforward period. Accordingly, no income tax provision has been recognized in the accompanying financial statements.

         (d)      BASIC LOSS PER COMMON SHARE

                  Basic loss per common share is computed based on the weighted average number of shares outstanding during the period. There are no common stock equivalents.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (e)      USE OF ESTIMATES

                  Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

         (f)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount of cash, accounts receivable, accounts payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

(3)      GOING CONCERN UNCERTAINTY

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to the Company's change in ownership and related transfer of all its operating activities, the Company had no continuing operations effective July 1, 1998. Since coming under new control, the Company has been dependent upon payments from related parties for working capital, has had no independent income generating operations and has a stockholder's deficit at June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of exploring business opportunities which they believe will permit the Company to attain profitable operating results and allow it to continue as a going concern.

         However, at this time, the Company is fully dependent on future sales of securities or upon advances or loans from significant stockholders or corporate officers to provide sufficient working capital to continue in existence.

         There is no assurance that the Company will be able to obtain additional funding through the sale of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. However, it is the intent of management and significant stockholders to provide sufficient working capital necessary for the Company to continue in existence.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

(4)      RELATED PARTY TRANSACTIONS

         In June 1999, the Company entered into a financing arrangement with China International Financial Co., Ltd. (CIFC), a Hong Kong corporation. In conjunction with this arrangement, the Company had received cash advances totaling $400,000 through June 30, 2000. These advances were non-interest bearing, unsecured and contain no specific terms of repayment. These advances were used to pay various general and administrative expenses incurred by the Company. Based on the agreement between the parties, the Company recorded the cash advances as a liability at June 30, 2000. During fiscal 2001, these advances were forgiven by CIFC for no consideration.

         During fiscal 2001, a separate controlling shareholder also forgave an approximate $173,191 in short-term debt advances to the Company in exchange for all of the Company's office furniture and computer equipment.

         The forgiveness of all unpaid advances during fiscal 2001, in excess of the assets given as partial repayment, has been reflected as contributed capital in the accompanying financial statements.

(5)      INCOME TAXES

         The components of income tax (benefit) expense for the year ended June 30, 2002 and 2001, respectively, are as follows:

                                     2002       2001
                                     ----       ----
Federal:
    Current                         $ -          -
    Deferred                          -          -
                                     ----       ----
                                    $ -          -
                                     ====       ====
State:
    Current                         $ -          -
    Deferred                          -          -
                                     ----       ----
         Total                      $ -          -
                                     ====       ====

                       KID CASTLE EDUCATIONAL CORPORATION
           (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

(5)      INCOME TAXES (CONTINUED)

         As of June 30, 2002, the Company has a net operating loss carryforward of approximately $8,000 to offset future taxable income. These losses have been incurred subsequent to the change in control of the Company in April 2001. Subject to current regulations, this carryforward will begin to expire in 2021 The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.

         The Company's income tax expense for the years ended June 30, 2002 and 2001, respectively, is as follows:

                                                                2002         2001
                                                              -------       ------
    Statutory rate applied to loss before income taxes        $(1,100)      (8,917)
    Increase (decrease) in income taxes resulting from:
         State income taxes                                      --           --
         Other, including reserve for deferred tax asset        1,100        8,917
                                                              -------       ------
             Income tax expense                               $  --           --
                                                              =======       ======

         Temporary differences, consisting primarily of net operating loss carryforwards give rise to deferred tax assets as of June 30, 2002 and 2001 as follows:

                                              June 30,      June 30,
                                                2002          2001
                                              -------       -------
    Deferred tax assets
         Net operating loss carryforwards     $ 3,000        2,000
         Less valuation allowance              (3,000)      (2,000)
                                              -------       -------
    Net deferred tax asset                    $    --           --
                                              =======       =======

                       KID CASTLE EDUCATIONAL CORPORATION

            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)
                           (FORMERLY OMNI DOORS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

(6)      STOCK SPLITS

In October 2001, the Board of Directors authorized a 1 for 10 reverse stock split to all holders of record at that date. Coincident with this action the Board restored the number of authorized shares to 25,000,000. In January 2002, the Board authorized a 4.369 for 1 forward stock split to all holders of record at that date. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the reverse and forward stock splits described herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Our directors, executive officers and other significant employees and their ages and positions are as follows:

Name of Individual            Age      Position with company and subsidiaries
------------------            ---      --------------------------------------
Kuo-An Wang                   43       Chief Executive Officer, President & Director
Yu-En Chiu                    42       Chief Financial Officer, Secretary & Director
Suang-Yi Pai                  42       Director
Chin-Chen Huang               35       Director
Yu-Fang Lin                   26       Director

         Set forth below is a description of the backgrounds of each of the officers and directors of the Company:

         KUO-AN WANG has served as President and a director of the Company since October 2002. From 1999 to the present, Mr. Wang has served as President of Kid Castle Internet Technology. From 1997 to 1999, Mr. Wang was President of Kid Castle Enterprise, Premier Holding Investment Property Ltd. and Global International Education Investment Ltd.

         YU-EN CHIU has served as Chief Financial Officer, Secretary and a director of the Company since October 2002. From 1999 to the present, Mr. Chiu has served as Chief Financial officer and Senior Vice President of Kid Castle Internet Technology. From 1997 to 1999, Mr. Chiu served as Vice President of Kid Castle Enterprise.

         SUANG-YI PAI has served as a director of the Company since October 2002. For the past five years through October 18, 2002, Mr. Pai has served as the General Manager of Chin Yi Fung Enterprise Co. Ltd., a privately held company engaged in the manufacture of Velcro and Polyform products.

         CHIN-CHEN HUANG has served as a director of the Company since October 2002. From 1999 to the present, Mr. Huang has served as Vice President of Kid Castle Internet Technology. From 1997 to 1999, Mr. Cheng served as an Assistant Manager of Kid Castle Enterprise.

         YU FANG LIN has served as a director of the Company since October 2002. From 2001 to 2002, Ms. Lin served as a Specialist in Strategic Planning at Choice Lithograph, Inc., a publicly traded company in Taiwan engaged in the printing of books, magazines and calendars. From 1999 to 2000, Ms. Lin was a Programmer Analyst with American Management Systems, Inc. From 1998 to 1999, Ms. Lin was unemployed, and from 1997 to 1998 she was completing her undergraduate education at the University of California, Berkeley.

         The directors named above will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions


                                     III-1
at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

ITEM 10. EXECUTIVE COMPENSATION

         There was no compensation paid during either of the years ended June 30, 2002 and June 30, 2001.

         None of the Company's current or former officers or directors receives or has received any salary from the Company during the preceding five years. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings.

EMPLOYMENT AGREEMENTS

         Kid Castle has not entered into any employment agreements.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         There were no grants of stock options during the fiscal year ended June 30, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

         The following table sets forth as of October 23, 2002, the number and percentage of the 15,074,329 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address                                          Common Shares               Percent of Class
-------------------------------------------------         -------------               ----------------
Kuo-An Wang                                                 1,728,000                      11.46%
8th Floor, No. 98 Min Chuan Road, Hsien Tien,
Taipei, Taiwan, R.O.C.

Yu-En Chiu                                                  1,296,000                       8.60%
8th Floor, No. 98 Min Chuan Road, Hsien Tien,
Taipei, Taiwan, R.O.C.

Suang-Yi Pai                                                  460,080                       3.05%
No. 460-1, Chun Shan Road, Section 2, Hua-Tan


                                     III-2

Taipei, Taiwan, R.O.C.

Chin-Chen Huang                                               345,600                       2.29%
8th Floor, No. 98 Min Chuan Road, Hsien Tien,
Taipei, Taiwan, R.O.C.

Kuo-Ian Cheng                                               1,080,000                       7.16%
No. 575, Ho Kang Road, Ho Mei Town
Chang Hua Hsien, Taiwan

Yu-Fang Lin                                                    - 0 -                           0%
No. 71, Wenhua 1st Road, Gueishan Shiang
Taoyuan, Taiwan R.O.C.

All officers and directors as a Group (5 persons)           3,829,680                      24.41%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During Fiscal 2001, a separate controlling shareholder funded approximately $173,191 in short-term debt to the Company. These funds were used to pay various general and administrative expenses of the Company. In April 2001, the shareholder forgave all balances due in exchange for all of the Company's office furniture and computer equipment.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

                                                                                  Incorporated by
   Exhibit                                                                        Reference from        Exhibit No. in
   Number                                Description                               Document (1)       Referenced Document
   ------      ---------------------------------------------------------------    ---------------     -------------------
    10.1       Stock Purchase Agreement by and among Halter Capital
               Corporation, Powerlink International Finance, Inc. and Omni
               Doors, Inc. dated as of June 6, 2002.*

    10.2       Exchange Agreement by and among Kid Castle Educational
               Corporation, Hi-Goal Development Corp., the shareholders of
               Hi-Goal and Kuo-An Wang, dated as of October 1, 2002.

    99,1       Certifications of Kuo-An Wang, pursuant to 18 U.S.C. 1350

    99.2       Certifications of Yu-En Chiu, pursuant to 18 U.S.C. 1350

* Filed as part of a Current Report on Form 8-K filed with the Securities and Exchange Commission.


                                     III-3

(b)      Form 8-K Filings

July 2, 2002      Announcement of a change in control involving 2,830,926 shares of the Company's common stock being sold by Halter Capital
                  Corporation to Powerlink International Finance, Inc.

July 15, 2002     Announcement of the resignation of S.W. Hatfield, CPA as the
                  Company's independent certified accountant.


                                     III-4

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 8, 2002

                                         KID CASTLE EDUCATIONAL
                                         CORPORATION

                                         By: /s/ Kuo-An Wang
                                            ------------------------------------
                                             Kuo-An Wang, President


         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                        Title                                  Date

/s/ Kuo-An Wang                               Director and President                          November 8, 2002
-----------------------------------------     (Principal Executive Officer)
Kuo-An Wang

/s/ Yu-En Chiu                                Director, Chief Financial Officer and           November 8, 2002
-----------------------------------------     Secretary
Yu-En Chiu                                    (Principal Financial and Accounting Officer)

/s/ Suang-Yi Pai                              Director                                        November 8, 2002
-----------------------------------------
Suang-Yi Pai

/s/ Chin-Chen Huang                           Director                                        November 8, 2002
-----------------------------------------
Chin-Chen Huang

/s/ Yu-Fang Lin                               Director                                        November 8, 2002
-----------------------------------------
Yu-Fang Lin

                                 CERTIFICATIONS

I, KUO-AN WANG, certify that:

         1. I have reviewed this annual report on Form 10-KSB for Kid Castle Educational Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 8, 2002          /s/ Kuo-An Wang
                                 ---------------------------------------
                                 KUO-AN WANG
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)



I, YU-EN CHIU, certify that:

         1. I have reviewed this annual report on Form 10-KSB for Kid Castle Educational Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 8, 2002           /s/ Yu-En Chiu
                                 ---------------------------------------
                                 YU-EN CHIU
                                 Chief Financial Officer, Secretary and Director
                                 (Principal Financial and Accounting Officer)