Form 10QSB
period 2002-09-30
KID CASTLE EDUCATIONAL CORP
filed 2003-04-16
CIK 1049011

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 19____, to __________, 19____.


                        Commission File Number: 333-61286

                       KID CASTLE EDUCATIONAL CORPORATION
           formerly King Ball International Technology Corporation


                 Florida                                    59-2549529
      -------------------------------            -------------------------------
      (State or Other Jurisdiction of            (I.R.S. Employer Identification
      Incorporation or Organization)                         Number)

                        8th Floor, No. 98 Mon Chuan Road
                         Hsien Tien, Taipei, Taiwan ROC


                                011-88622218 5996
                                -----------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


                      [X]  YES                     [ ]  NO


There were 15,074,329 shares of the Registrant's no par value common stock outstanding as of April 11, 2003.

             Transitional Small Business Format (check one) Yes [ ]   NO [X]

                                   FORM 10-QSB
                       KID CASTLE EDUCATIONAL CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements......................... i

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............. 3

         Item 3.  Controls and Procedures................................... 5


PART II. OTHER INFORMATION

         Item 5.  Other Events.............................................. 6

         Item 6.  Exhibits and Reports on Form 8-K.......................... 6


SIGNATURES.................................................................. 7

                       KID CASTLE EDUCATIONAL CORPORATION
          (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                        FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2002

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                         PART I - FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX


                                                                       Page
Independent Accountant's Report                                        F - 1

Statements of Financial Position                                       F - 2

Statements of Operations                                               F - 3

Statements of Cash Flow                                                F - 4

Statements of Changes in Stockholders' Equity                          F - 5

Notes to Financial Statements                                          F - 6

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors

KID CASTLE EDUCATIONAL CORPORATION
  (Formerly King Ball International Technology Corporation)
Taipei, Taiwan, R.O.C.


We have reviewed the accompanying statements of financial position of Kid Castle Educational Corporation (Company) as of September 30, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the three-month period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of inquiries of persons responsible for financial and accounting matters and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

The June 30, 2002 financial statements of the Company were audited by other accountants, whose report dated September 27, 2002, stated an unqualified opinion and that the financial statements were presented in accordance with accounting standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's ability to exist as a going concern relies on its ability to raise adequate financing. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 4, 2003
San Diego, California

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                        STATEMENTS OF FINANCIAL POSITION

                                                     September 30,
                                                         2002
                                                      (Unaudited)  June 30, 2002
                                                     ------------  -------------
                                     ASSETS
Current Assets
    Cash and cash equivalents                         $         0   $         0

    Other receivables                                           0             0

            Total Current Assets                                0             0

Fixed Assets
    Property, furniture and equipment (net)                     0             0

           Total Fixed Assets                                   0             0

Other Assets                                                    0             0

    Total Assets                                      $         0   $         0

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses             $    10,000   $     4,000
    Payable to affiliate                                        0             0

              Total Current Liabilities                    10,000         4,000

Stockholders' Equity
    Common stock, no par value, 25,000,000
         shares authorized, 3,120,829 and 100,484
         issued and outstanding,respectively               55,767        55,767

    Additional paid in capital                          1,381,248       881,248

    Retained deficit                                   (1,447,015)     (941,015)

    Total Stockholders' Equity                            (10,000)       (4,000)

    Total Liabilities and Stockholders' Equity        $         0   $         0


                See Accompanying Notes and Accountants' Report

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended
                                               September 30,       September 30,
                                                    2002               2001
                                             ------------------    -------------
Sales, net                                       $         0        $         0
Cost of sales                                              0                  0
    Gross profit                                           0                  0

Selling expenses                                           0                  0
General and administrative expenses                  506,000              3,250
    Income (loss) from operations                   (506,000)            (3,250)

Other (Income) Expense
    Interest income                                        0                  0
    Interest expense                                       0                  0
    Miscellaneous                                          0                  0
    Total Other (Income) Expense                           0                  0
    Income (loss)  before income taxes              (506,000)            (3,250)

Provision for income taxes                                 0                  0

    Net income (loss)                            ($  506,000)       ($    3,250)

    Net loss per share (basic and diluted)
        Basic                                    ($     0.31)       ($     0.14)
        Diluted                                  ($     0.31)       ($     0.14)

    Weighted average number of shares
        Basic                                      1,610,242             22,806
        Diluted                                    1,610,242             22,806


                See Accompanying Notes and Accountants' Report

                        KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months
                                                        Ended
                                                    September 30,  September 30,
                                                         2002           2001
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                  ($506,000)     ($  3,250)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation                                               0              0
   (Decrease) Increase in accounts
   payable and accrued expenses                           6,000          1,500
   (Decrease) Increase in income taxes payable                0              0
   Total Adjustments                                      6,000          1,500
   Net cash provided by (used in) operations           (500,000)        (1,750)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                   0              0
   Net cash used in investing activities                      0              0


CASH FLOWS FROM FINANCING ACTIVITIES
   Advance by affiliate                                       0          1,750
   Sale of stock                                        500,000              0

   Net cash provided by financing activities            500,000          1,750

   Net change in cash and cash equivalents                    0              0
   Cash and cash equivalents at beginning of year             0              0

   Cash and cash equivalents at end of year           $       0      $       0

   Supplemental cash flow disclosures:
      Income tax payments                             $       0      $       0
      Interest payments                               $       0      $       0


                See Accompanying Notes and Accountants' Report

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    September 30,      June 30
                                                         2002            2002
                                                    -------------   ------------
Common Stock Outstanding
   Balance at beginning of period                        100,484      4,982,735
   Retroactive effect of reverse stock split, 1:50            --     (4,882,251)
   Sale of Regulation S common shares                  3,020,345              0

   Balance at end of period                            3,120,829        100,484

Retained deficits
   Balance at beginning of period                    ($  941,015)   ($  938,515)
   Net income (loss)                                    (506,000)        (2,500)
   Balance at end of period                           (1,447,015)      (941,015)

Common stock, no par value
   Balance at beginning of period                         55,767         55,767
   Issuance of common stock                                    0              0

   Balance at end of period                               55,767         55,767


Additional paid in capital
   Balance at beginning of period                        881,248        881,248
   Issuance of common stock, Reg S
      stock 3,020,345 shares                             500,000              0

   Balance at end of period                            1,381,248        881,248

Total stockholders' equity at end of period          ($   10,000)   ($    4,000)


                See Accompanying Notes and Accountants' Report

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

Note 1 - NATURE OF OPERATIONS

Kid Castle Educational Corporation (the Company), formerly King Ball International Technology Corporation and Omni Doors, Inc., was incorporated on July 19, 1985 under the laws of the state of Florida. Prior to June 30, 1998, the Company's primary business activity was the assembly and distribution of industrial metal doors in Florida. Effective June 30, 1998, the Company ceased all operations.

On August 22, 2002, the Company changed its name to Kid Castle Educational Corporation, and on October 1, 2002, it acquired all of the issued and outstanding stock of Hi Goal Developments Limited, a Cayman Island company ("Hi Goal") pursuant to an exchange agreement dated as of October 1, 2002, by and among Hi Goal, the shareholders of Hi Goal, Kuo-An Wang and the Company. Hi Goal based in Taipei, Taiwan, is the parent company of Kid Castle Technology Corp. Ltd. (Taiwan) and Kid Castle Educational Software (Shanghai) Corp. Ltd. (China).

Pursuant to the exchange agreement, Hi Goal became a wholly owned subsidiary of the Company, and in exchange for the Hi Goal shares, the Company issued 11,880,000 shares of its common stock to the shareholders of Hi Goal, representing eighty percent (80%) of the Company's outstanding stock at that time.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by Kid Castle Education Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended June 30, 2002.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - Cash equivalents are stated at cost. Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Fixed Assets - Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

      Buildings and improvements                15 to 60 years
      Automobiles                               4 to 6 years
      Machinery and equipment                   5 to 12 years
      Furniture and Fixtures                    7 years

Contingencies - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2002 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Earnings Per Share - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

Income Taxes - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 "Accounting for Income Taxes".

New Accounting Pronouncements - In July 2001, the FASB issued SFAS 141 "Business Combinations". SFAS 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company adopted SFAS 141 as of July 1, 2001. The adoption of the new statement had no effect on the financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to Goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to and has adopted SFAS 142 effective January 1, 2002. The adoption of this pronouncement did not have a material effect to the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS supersedes SFAS 121 and the accounting and reporting provisions of APB 30. SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the statement as of January 1, 2002. Management does not expect the adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

Note 3 - COMMON STOCK

On August 19, 2002 the Company effected a reverse stock split of one share for every fifty issued and outstanding share of common stock. The effect of the stock split is reflected for all periods presented.

On August 16, 2002 the Company entered into an agreement to sell 3,020,345 shares of restricted common stock for a total price of $500,000. The shares were sold according to Regulation S, Rule 902(k)(1) of the securities act. The closing and issuance of these shares were subsequent to the reverse stock split on August 19, 2002.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

Note 4 - SUBSEQUENT EVENT

On October 1, 2002 the Company acquired all of the issued and outstanding stock of Hi Goal Developments Limited (Hi Goal), a Cayman Islands company, pursuant to an exchange agreement dated October 1, 2002.

Pursuant to the Exchange Agreement, Hi Goal became a wholly owned subsidiary of the Company and in exchange for the Hi Goal shares the Company issued 11,880,000 shares of its common stock to the shareholders of Hi Goal. These shares represent 80% of the issued and outstanding stock after the exchange.

Note 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Due to the Company's change in ownership and related transfer of all its operating activities, the Company had no continuing operations effective July 1, 1998. Since coming under new control, the Company had been dependent upon payments from related parties for working capital, has had no independent income generating operations and has a stockholders' deficit as of September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of exploring business opportunities which they believe will permit the Company to attain profitable operating results and allow it to continue as a going concern.

However, at this time, the Company is fully dependant on future sales of securities or upon advances of loans from significant stockholders or corporate officers to provide sufficient working capital to continue in existence.

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

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)


ITEM 2.     MANAGEMENT'S DISCUSSION
            AND ANALYSIS OR PLAN OF OPERATION

      The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


REVENUE

      The Company had no revenues for the three months ended September 30, 2002 and 2000, respectively.

      Direct general and administrative expenses for the three month periods ended September 30, 2002 and 2001 were approximately $500,000 and $3,250, respectively. The increase in general and administrative expenses was a direct result of accounting and legal fees in furtherance of merger and acquisition activities. During the three months ended September 30, 2002 and 2001, respectively, the Company realized depreciation expense of approximately $6,000 and $1,500 on office furniture and computer equipment. The Company realized a net loss of approximately $(506,000) and $(3,250) for the respective three month periods.

      The Company does not expect to generate any meaningful revenue or incur significant operating expenses unless and until such time that the Company begins or acquires meaningful operations.


LIQUIDITY AND CAPITAL RESOURCES

      In August, 2002, we received $500,000 gross proceeds from a private offering of our common stock.

      At September 30, 2002, the Company had working capital of $0.

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


ITEM 3.     CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

                                    PART II.
                                OTHER INFORMATION


ITEM 5.     OTHER EVENTS

      On August 19, 2002, the Company's Board of Directors effected a one (1) for fifty (50) reverse split of the Company's issued and outstanding stock. The result of this action was to reduce the issued and outstanding shares of common stock from 4,982,735 to 99,655. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

      In August 2002, Kid Castle issued 3,020,345 restricted shares of common stock to purchasers in a private offering resulting in gross proceeds of $500,000. No commissions were paid. All of the purchasers in the private offering were non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits


99.1 Certification of Kuo-An Wang pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2 Certification of Yu-En Chiu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.  Reports on Form 8-K

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



Dated:   April 15, 2003


                                    By:         /s/ Kuo-An Wang
                                          ------------------------------------
                                          Name:    Kuo-An Wang
                                          Title:   Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, KUO-AN WANG, President and Chief Executive Officer (principal executive officer) of Kid Castle Educational Corporation (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Kid Castle Educational Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                     1 of 2

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      /s/ Kuo-An Wang
------------------------------------
Kuo-An Wang
Date: April 15, 2003


                                     2 of 2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, YU-EN CHIU, Chief Financial Officer (principal financial officer) of Kid Castle Educational Corporation (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Kid Castle Educational Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could


                                     1 of 2
significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      /s/ Yu-En Chiu
------------------------------
Yu-En Chiu
Date: April 15, 2003


                                     2 of 2