Form 10QSB/A
period 2002-09-30
KID CASTLE EDUCATIONAL CORP
filed 2003-05-09
CIK 1049011

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 FORM 10-QSB/A

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


                      [ ]  YES                     [X]  NO


There were 15,074,329 shares of the Registrant's no par value common stock outstanding as of May 7, 2003.

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

      In August 2002, the Company issued 3,020,345 restricted shares of common stock to purchasers in a private offering resulting in gross proceeds of $500,000. No commissions were paid. All of the purchasers in the private offering were non "U.S. persons" as such term is defined in Rule 902(k)(1) of Regulation S. The issuance of these shares was exempt from the registration requirements of the securities act under Regulation S as a transaction involving an offer and sale made outside of the United States.

      Pursuant to an exchange agreement effective on October 1, 2002, the Company, agreed to issue to the stockholders of Higoal Developments Limited 11,880,000 authorized but unissued shares of its common stock in exchange of 100% of the issued and fully paid up capital of Higoal Developments Limited.

      As a result of the acquisition, the former stockholders of Higoal Developments Limited hold a majority interest in the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Higoal Developments Limited is deemed to have purchased the Company. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

      On November 15, 2002, the Company's Board of Directors determined to change the Company's fiscal year end from June 30 to December 31, to coincide with the fiscal year end of the accounting acquirer, Higoal Developments Limited. The financial statements and management's discussion and analysis of Higoal Developments Limited for the quarterly period ended September 30, 2002 are filed herewith.

                       KID CASTLE EDUCATIONAL CORPORATION
                   (FORMERLY KING BALL TECHNOLOGY CORPORATION)

                        FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2002

                           HIGOAL DEVELOPMENTS LIMITED

                         PART I - FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS


                                      INDEX

                                                          Page
                                                          ----
Consolidated Balance Sheet                                F - 2

Consolidated Statements of Operations                     F - 3

Consolidated Statements of Comprehensive Loss/Income      F - 4

Consolidated Statements of Cash Flows                     F - 5

Notes to Consolidated Financial Statements                F - 6

                           HIGOAL DEVELOPMENTS LIMITED
                           CONSOLIDATED BALANCE SHEET

  (Expressed in US Dollars)

                                                      SEPTEMBER 30,
                                                         2002
                                                      ------------
                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS

  Cash and bank balances                             $   100,040
  Bank fixed deposits - pledged                          114,170
  Accounts receivable, net                             2,134,461
  Inventories, net (Note 3)                              924,331
  Other receivables (Note 4)                             765,549
  Prepayments and other current assets (Note 5)          366,793
  Deferred income tax assets                           1,014,002
                                                     -----------

TOTAL CURRENT ASSETS                                   5,419,346

Deferred income tax assets                                72,247
Long-term investment                                      14,360
Interest in an associate (Note 6)                        307,840
Amount due from stockholder/director (Note 7)            117,549
Property, plant and equipment, net                     1,724,420
Intangible assets, net of amortization (Note 8)        1,163,618
Deposits paid                                             92,210
TOTAL ASSETS                                         $ 8,911,590
                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                   $ 1,648,809
  Accrued expenses                                       310,896
  Amounts due to stockholders (Note 9)                   602,378
  Bank borrowings - maturing within one year           1,365,763
  Other payables                                         209,186
  Receipts in advance (Note 10)                        1,554,719
  Income taxes payable                                   109,145
                                                     -----------

TOTAL CURRENT LIABILITIES                              5,800,896

Bank borrowings - maturing after one year                618,472
Deposits received                                        443,711
Provision for pension fund                                73,514

TOTAL LIABILITIES                                      6,936,593
                                                    -----------
STOCKHOLDERS' EQUITY

 Common stock, par value US$0.3 per share:
    160,000,000 shares authorized;
    11,880,000 shares issued and outstanding           3,564,000
  Additional paid-in capital                           1,294,901
  Legal reserve                                           30,642
  Translation reserve                                   (177,043)
  Accumulated deficits                                (2,737,503)
                                                     -----------
                                                       1,974,997
                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 8,911,590
                                                     ===========

      See accompanying Notes to Unaudited Consolidated Condensed Financial
                                  Statements.

                           HIGOAL DEVELOPMENTS LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                               -----------------------------      --------------------------------
                                                  2002             2001               2002                2001
                                               -----------     -------------      -------------        -----------
                                               (UNAUDITED)      (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
REVENUE

   sales of goods                              $ 1,935,374     $   2,113,289      $   4,542,775        $ 4,500,634
   franchising income                              375,138           213,325            589,850            433,770
                                               -----------     -------------      -------------        -----------
                                                 2,310,512         2,326,614          5,132,625          4,934,404
                                               -----------     -------------      -------------        -----------

OPERATING COST

   cost of goods sold                           (1,318,261)         (609,651)        (2,343,911)        (1,937,109)
   cost of servicing                               (25,814)          (35,055)          (280,089)          (211,144)
                                               -----------     -------------      -------------        -----------

                                                (1,344,075)         (644,706)        (2,624,000)        (2,148,253)
                                               -----------     -------------      -------------        -----------
GROSS PROFIT                                       966,437         1,681,908          2,508,625          2,786,151

                                                    70,618            77,593            301,373            336,851
OTHER OPERATING INCOME

                                                  (111,843)           (5,212)          (174,705)           (56,441)
ADVERTISING COSTS

OTHER OPERATING EXPENSES                        (1,157,896)         (932,211)        (3,145,836)        (2,797,433)
                                               -----------     -------------      -------------        -----------

                                                  (232,684)          822,078           (510,543)           269,128
(LOSS)/PROFIT FROM OPERATIONS

INTEREST INCOME                                        875               164              4,530              1,671

INTEREST EXPENSES                                  (79,839)          (24,766)          (199,711)           (82,779)

SHARE OF PROFIT OF AN ASSOCIATE                      2,263                --              6,790                 --
                                               -----------     -------------      -------------        -----------
(LOSS)/PROFIT BEFORE
   INCOME TAXES                                   (309,385)          797,476           (698,934)           188,020

INCOME TAXES                                        62,656          (173,052)           136,648            (39,709)
                                               -----------     -------------      -------------        -----------

NET (LOSS)/PROFIT AFTER
   INCOME TAXES                                $  (246,729)    $     624,424      $    (562,286)       $   148,311
                                               ===========     =============      =============        ===========

(LOSS)/EARNINGS PER SHARE
   - BASIC AND DILUTED                         $    (0.021)    $       0.072      $      (0.047)       $     0.017
                                               ===========     =============      =============        ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING FOR CALCULATION
   OF BASIC AND DILUTED LOSS/
   EARNINGS PER SHARE                           11,880,000         8,640,000         11,880,000          8,640,000
                                               ===========     =============      =============        ===========

      See accompanying Notes to Unaudited Consolidated Condensed Financial
                                  Statements.

                           HIGOAL DEVELOPMENTS LIMITED
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME


(EXPRESSED IN US DOLLARS)

                                                Three Months Ended                     Nine Months Ended
                                                   September 30,                         September 30,
                                         --------------------------------       -------------------------------
                                              2002               2001               2002               2001
                                         -------------       -------------      ------------      --------------
                                          (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)
NET (LOSS)/INCOME                        $    (246,729)      $     624,424      $   (562,286)     $      148,311


OTHER COMPREHENSIVE
  INCOME/(LOSS)

  Foreign currency
     Translation adjustment                    (42,560)            (26,893)            5,991             (61,701)
                                         -------------       -------------      ------------      --------------


COMPREHENSIVE (LOSS)/INCOME              $    (289,289)      $     597,531      $   (556,295)    $        86,610
                                         =============       =============      ============     ===============




      See accompanying Notes to Unaudited Consolidated Condensed Financial
                                  Statements.

                           HIGOAL DEVELOPMENTS LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                   2002                2001
                                                                -----------         -----------
                                                                (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)/profit                                               $ (562,286)        $   148,311
   Adjustments to reconcile net (loss)/profit to net cash
      used in operating activities
   Depreciation of property, plant and equipment                    68,165              59,573
   Loss on disposal of property, plant and equipment                    --              15,606
   Share of profit of an associate                                  (6,790)                 --
   Allowance for doubtful debts                                    136,543              43,605
   Allowance for obsolete inventories                               48,320             663,290
   Amortization of intangible assets                               117,577             117,704
   Non-cash compensation for directors' salaries                        --              80,333
   (Increase)/decrease in:
      Accounts receivable                                       (1,070,783)         (1,570,365)
      Inventories                                                 (136,850)           (815,811)
      Other receivables                                            373,092            (555,831)
      Prepayments and other current assets                         172,665            (560,267)
      Deferred income tax assets                                  (246,916)           (269,796)
      Deposits paid                                                  8,584              (7,462)
   Increase/(decrease) in:
      Accounts payable                                             158,131             207,693
      Accrued expenses                                             (47,509)             70,848
      Other payables                                                53,843               4,317
      Receipts in advance                                          514,054             207,017
      Income taxes payable                                        (146,306)            309,584
      Deposits received                                            127,974             202,321
      Provision for pension cost                                    39,807              19,637
                                                                ----------          ----------

NET CASH USED IN OPERATING ACTIVITIES                             (398,685)         (1,629,693)
                                                                ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment                          (78,618)                 --
Amount due from stockholder/director                               (39,161)                 --
Bank fixed deposits - pledged                                       23,349                  --
Purchase of long term investment                                        --             (14,877)
Purchase of business, net of cash acquired                              --            (438,530)
                                                                ----------          ----------

NET CASH USED IN INVESTING ACTIVITIES                              (94,430)           (453,407)
                                                                ----------          ----------



      See accompanying Notes to Unaudited Consolidated Condensed Financial
                                  Statements.

                           HIGOAL DEVELOPMENTS LIMITED
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(EXPRESSED IN US DOLLARS)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                           2002                 2001
                                                       (UNAUDITED)          (UNAUDITED)
                                                       -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of mortgage loan                            $   (38,103)        $        --
Proceeds from bank term loans and overdraft                18,845             324,420
Repayment of capital element of capital leases            (28,523)            (25,456)
Amounts due to stockholders                               608,671                  --
Proceeds from issuance of common stock                         --           1,800,060
                                                      -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 560,890           2,099,024
                                                      -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  67,775              15,924

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                      (577)             (1,104)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             32,842              16,973
                                                      -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $   100,040         $    31,793
                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                         $   210,128         $    91,252
Income taxes paid                                         254,116                  --
                                                      ===========         ===========


SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTIONS:

During the nine months ended September 30, 2001, the Group purchased an associate for $300,000 to be satisfied by provision of services to the associate.

      See accompanying Notes to Unaudited Consolidated Condensed Financial
                                  Statements.

                           HIGOAL DEVELOPMENTS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         Kid Castle Internet Technologies Limited ("KCIT") was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China ("Taiwan") as a limited liability company which was originally named as Wonderland Internet Technologies Limited. KCIT is engaged in the business of children education focusing on the English language. The business comprises publication, sales and distribution of related books, magazines, audio and video tapes and compact disc, franchising and sales of merchandises complementary to the business.

         KCIT commenced operations in April 2000 when it acquired the above business from a related company, Kid Castle Enterprises Limited ("KCE") which was owned by two directors and stockholders of Higoal Developments Limited (the "Company").

         On March 9, 2001, KCIT incorporated a wholly-owned subsidiary, Premier Holding Investment Property Limited ("Premier") incorporated in the British Virgin Islands, which held the entire common stock of the Company incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, the Company established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited ("KCES") in the People's Republic of China (the "PRC"). The Company, KCIT and their subsidiaries collectively are referred to as the Group. The Group principally operates in Taiwan and is expanding its operations in the PRC.

         During the period ended September 30, 2002, KCIT has undertaken a series of group restructuring. The wholly-owned subsidiary of KCIT, Premier, which held the entire issued common stock of the Company has been removed from the Group. Thereafter, KCIT became an immediate holding company of the Company.

         On September 18, 2002, the Company issued 11,880,000 common stock to the stockholders of KCIT in exchange of 100% of the issued and fully paid up 11,880,000 common stock of KCIT. As a result of this restructuring, KCIT is now a wholly-owned subsidiary of the Company. This transaction was a reorganization as there was no change in the stockholders of the Company and KCIT before and after the transaction. The historical consolidated financial statements prior to September 18, 2002 are those of KCIT.

         As discussed in Note 11 headed "Subsequent Events" to the financial statements, pursuant to an exchange agreement effective on October 1, 2002, Kid Castle Educational Corporation ("KCEC"), formerly King Ball International Technology Limited Corporation, agreed to issue to the stockholders of the Company 11,880,000 authorized but unissued shares of common stock of KCEC in exchange of 100% of the issued and fully paid up capital of the Company.

         As a result of the acquisition, the former stockholders of the Company hold a majority interest in the combined entity of KCEC. Generally accepted accounting principles require in

                           HIGOAL DEVELOPMENTS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby the Company is deemed to have purchased KCEC. However, KCEC remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial data as of September 30, 2002 and for the three months ended and the nine months ended September 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in KCIT's audited annual financial statements for the year ended December 31, 2001.

         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three months ended and the nine months ended September 30, 2002 and 2001, have been made. The results of operations for the three months ended and the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 3 - INVENTORIES

                                               SEPTEMBER 30,
                                                  2002
                                                ---------
                                               (UNAUDITED)
Work in progress                              $    34,045
Finished goods and other merchandises           3,052,934
                                                ---------

                                                3,086,979
Less: Allowance for obsolete inventories       (2,162,648)
                                                ---------
                                              $   924,331
                                              ===========

                           HIGOAL DEVELOPMENTS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE 4 - OTHER RECEIVABLES

                                                                  SEPTEMBER 30,
                                                                      2002
                                                                    -------
                                                                   (UNAUDITED)
Tax paid on behalf of landlord                                     $    754
Advances to staff                                                    78,573
Penalties receivable                                                 22,890
Other receivables                                                   210,057
                                                                    -------

Third parties                                                       312,274
Amount due from a related company - KCE (note i)                    222,823
Amount due from an associate - Global International Education
   Investment Ltd. (note ii)                                        230,452
                                                                    -------
                                                                   $765,549
                                                                   ========


Notes:

(i) The amount due from KCE is unsecured, carries interest at 2% per annum and has no fixed repayment term.

(ii) The amount due from Global International Education Investment Ltd. is unsecured, carries interest at 6% per annum and has no fixed repayment term.


NOTE 5 - PREPAYMENTS AND OTHER CURRENT ASSETS

                      SEPTEMBER 30,
                          2002
                       ----------
                      (UNAUDITED)
Prepayments             $ 29,997
Temporary payments       336,542
Others                       254
                        --------
                        $366,793
                        ========

                           HIGOAL DEVELOPMENTS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE 6 - INTEREST IN AN ASSOCIATE

                                                  SEPTEMBER 30,
                                                      2002
                                                    --------
                                                   (UNAUDITED)
Global International Education Investment Ltd.
   ("Global International")
   Investment cost                                  $300,000
   Translation adjustment                              1,120
   Share of profit                                     6,720
                                                    --------
                                                    $307,840
                                                    ========

         On May 16, 2001, the Group entered into an agreement with other subscribers of Global International, a company incorporated in the British Virgin Islands which is principally engaged in operation of kindergartens and schools under the franchise of the Group in the PRC, whereby the Group is required to be responsible for the management and operation of Global International's English-teaching schools. In return, six shares of common stock valued at $50,000 each of Global International were allotted to the Group. As the six shares of common stock account for 15% equity interest in Global International and the chairman of the Group has been appointed as one of the members of the board of directors of Global International it has been determined that the Group has significant influence and should therefore account for its interest on the equity method.

         The cost of investment in Global International is accounted for in the financial statements based on the amount of the cash per share that was contributed by the other investors.

         Global International was at initial stage of operation during the nine months ended September 30, 2001 and did not have significant results for that period.

NOTE 7 - AMOUNT DUE FROM STOCKHOLDER/DIRECTOR

         The balance represents an amount due from a stockholder and officer of the Company. The amount was loaned to the officer to finance his individual investment in Global International. The loan is unsecured, carries interest at 6% per annum and has no fixed payment term, however, the Company expects it to be repaid in full in 2003.

                           HIGOAL DEVELOPMENTS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


 NOTE 8 - INTANGIBLE ASSETS

                                        SEPTEMBER 30,
                                           2002
                                        -----------
                                        (UNAUDITED)
GROSS CARRYING AMOUNT

Franchise                              $   977,108
Copyrights                                 574,383
                                       -----------

                                         1,551,491
                                       -----------

LESS: ACCUMULATED AMORTIZATION

Franchise                                 (244,277)
Copyrights                                (143,596)
                                       -----------
                                          (387,873)
                                       -----------

                                       $ 1,163,618
                                       ===========

Amortization charged to operations was $117,577 for the nine months ended September 30, 2002.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2003      $156,769
2004       156,769
2005       156,769
2006       156,769
2007       156,769
           -------

          $783,845
          ========

NOTE 9 - AMOUNTS DUE TO STOCKHOLDERS

         The amounts due to stockholders are unsecured, carry interest at 25% per annum and have no fixed repayment terms.

NOTE 10 - RECEIPTS IN ADVANCE

The balance comprises:

                                            SEPTEMBER 30,
                                 NOTES         2002
                                 -----       ---------
                                            (UNAUDITED)

Sales deposits received          (i)        $  287,242
Franchising income received      (ii)          755,918
Subscription fees received       (iii)         511,559
                                            ----------

                                            $1,554,719
                                            ==========

                           HIGOAL DEVELOPMENTS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

Notes:

(i) The balance represents receipts in advance from customers for goods sold to them.

(ii) The balance mainly represents franchising income received in advance which is attributable to the periods after the respective year end dates.

(iii) The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 11 - SUBSEQUENT EVENTS

         Pursuant to an exchange agreement effective on October 1, 2002, Kid Castle Educational Corporation ("KCEC"), formerly King Ball International Technology Corporation, agreed to issue to the stockholders of the Company 11,880,000 authorized but unissued shares of common stock of KCEC in exchange of 100% of the issued and fully paid up capital of the Company.

         As a result of the acquisition, the former stockholders of the Company hold a majority interest in the combined entity of KCEC. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby the Company is deemed to have purchased KCEC. However, KCEC remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

         The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's financial condition and results of operations. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and notes thereto appearing elsewhere in this Report.

         GENERAL

         The Company is engaged in the business of children's education focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines, and providing management and consulting services in running kindergarten's and language schools through franchise or cooperation arrangements. Children's teaching materials include books, audio tapes, video tapes and compact discs. A major portion of the Company's educational materials focuses on English language education. The Company also sells educational tools and equipment that are complementary to its business. Currently, the Company's business is in Taiwan. In 2001, the Company started its expansion program in the People's Republic of China ("PRC"). The Company officially opened its Shanghai operations in April 2002. As in Taiwan, the Company brings advanced teaching materials and tools, and a monthly magazine to provide children ranging from two to twelve years of age a chance to learn exceptional English language and computer skills, and to provide a pre-school education program.

         CRITICAL ACCOUNTING POLICIES

         The Company has identified critical accounting policies with respect to revenue recognition and valuation of accounts receivable and inventories.

         REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE VALUATION

         The Company recognizes sales of teaching materials and educational tools and equipment as revenue recognized when title to the product and risk of ownership are transferred to the customer, which occurs at the time of delivery, or when the goods arrives at the customer designated location depending on the associated shipping terms. Additionally, the Company delivers products sold by its distributors directly to the distributors' customers and as such the delivered goods are recognized as revenue similar to sales to the Company's direct customers. The Company recognizes franchise income on a straight-line basis over the terms of the franchise agreements, which is usually for a period of three years.

         Customers have the right to return purchased products within 30 days, 60 days and 90 days after delivery of sales to franchise schools, distributors and primary schools, respectively.

         The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends, changes in education teaching methods and social trends particularly with regards to English language learning when evaluating the adequacy of sales returns. Significant management judgments and estimates must be made and used in connection with establishing the sales returns in any accounting period. Actual results could be different from those estimates. Similarly, the Company's management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes customer payment terms and reviews individual customer financial position when evaluating the adequacy of allowance for doubtful accounts. As of September 30, 2002 and 2001, management believed that adequate provision had been made.

         INVENTORY

         The Company values its inventory at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Cost is calculated using the weighted average method. Market value is determined by reference to sales proceeds of items sold in the ordinary course of business after the balance sheet date or based on the management's estimate on prevailing market conditions and assessment on the Company's ability to dispose them at a price greater than cost. When market value is less than cost, the Company writes down the related inventory to that value. The Company also continuously evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Training materials for kindergarten and magazines are susceptible to obsolescence issue because they have relatively shorter market period. If the Company is unable to achieve its expectations of the net realizable value of the inventory at its carrying value, the Company would have to adjust its reserves accordingly. The allowance for obsolete inventories as of September 30, 2002 and 2001 amounted to $2,162,648 and $2,368,510, respectively.

         RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenues increased by $198,221, or 4%, to $5,132,625 in the 2002 period from $4,934,404 in the 2001 period. The increase of revenue was mostly attributable to an increase in sales educational tools and equipment, which increased 20% to $978,095 for the 2002 period from $817,498 for the 2001 period, and an increase in franchising income, which increased 36% to $589,850 for the 2002 period from $433,770 for the 2001 period. However, sales of magazines decreased offsetting the increases in franchising and educational tools revenues. Sales of magazines decreased 59% to $305,433 for the 2002 period from $744,166 for the 2001 period as the Company changed the distribution channel of its magazines from book sellers to direct marketing starting in November 2001. The Company expects sales of magazines to stabilize in 2003. Gross profit decreased by $277,526, or 10%, to $2,508,625 in the 2002 period from $2,786,151 in the 2001 period. The decrease is mainly attributable to a decrease in selling price of primary school teaching materials due to increasing competition and as a result of the price cap that the government imposed on the Company's sales to primary schools.

         The Company's other operating income represents income from other activities and services such as training of teachers, arranging for personal English language tutors and organizing field trips and educational fairs. Other operating income decreased by $35,478, or 11%, to $301,373 for the 2002 period from $336,851 for the 2001 period mainly due to the Company's decision, commencing in 2002 starting to cease collecting fees from teachers for the tutorship services in response to the market situation. Accordingly, teacher's training revenue decreased by $107,438 for the 2002 period when compared to that of the 2001 period.

         Total operating expenses increased by $466,667, or 16% to $3,320,541 for the 2002 period from $2,853,874 for the 2001 period. Advertising costs increased by $118,264, or 210% to $174,705 for the 2002 period from $56,441 for the 2001 period due to the increase in promotional activities in 2002 to sustain and boost sales to primary schools. In 2002, the Taiwan authorities implemented a revised procurement rule for all government entities including public schools, threatening the Company's advantage over other vendors as the new rule opened the supply market to competitors and new entrants. Other operating expenses increased by $348,403, or 12% to $3,145,836 for the 2002 period from $2,797,433 for the 2001 period, principally because of an increase in commission fees to distributors and an increase in expenses as a result of the expansion in Shanghai, PRC. Commission fees increased by $171,933, or 17,074% to $172,940 for the 2002 period from $1,007 for the 2001 period as the Company changed its distribution strategy through greater alliance with its distributors, particularly as the Company faced stiff competition in the primary school market. The Company completed the establishment of its Shanghai office in April 2002 and the other operating expenses incurred by Shanghai office increased by $582,000.

         Interest expense increased by $116,932, or 141%, to $199,711 for the 2002 period from $82,779 for the 2001 period, primarily due to the loans from stockholders in 2002 (please refer to Note 9 to the consolidated financial statements) that carry a monthly interest of 2.1%, and the additional bank borrowings of about $1.3 million in the fourth quarter of 2001 that was used mainly to pay the balance due to a director, related to the purchase of land and buildings in 2000.

         Income tax benefit for the 2002 period was $136,648 or 20% on loss before income taxes of $698,934 compared to an income tax expense for the 2001 period of $39,709 or 21% on income before income taxes of $188,020. The income tax benefit for the 2002 period represents mainly the net operating loss carry forward on the period's tax losses.

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenues decreased by $16,102, or 1%, to $2,310,512 in the 2002 period from $2,326,614 in the 2001 period. The decrease was mostly attributable to sales of educational tools and equipment, which decreased 12% to $382,297 for the 2002 period from $436,604 for the 2001 period, and sales of magazines, which decreased 62% to $88,005 for the 2002 period from $232,277 for the 2001 period. The aforementioned decreases were partly offset by an increase in franchising income, which increased 76% to $375,138 for the 2002 period from $213,325 for the 2001 period.

         Gross profit decreased by $715,471, or 42%, to $966,437 in the 2002 period from $1,681,908 in the 2001 period. As mentioned earlier, the decrease is mainly attributable to the decrease in selling price due to increasing competition and as a result of the price cap that the government imposed on the Company's sales to primary schools.

         Other operating income decreased by $6,975, or 9%, to $70,618 for the 2002 period from $77,593 for the 2001 period mainly because of the decrease in field trip income as mentioned earlier.

         Total operating expenses increased by $332,316, or 35% to $1,269,739 for the 2002 period from $937,423 for the 2001 period. Advertising costs increased by $106,631, or 2045% to $111,843 for the 2002 period from $5,212 for the 2001 period. The increase in advertising costs was due to the promotional activities during the period to boost or sustain the Company's sales in primary school (please refer to the analysis for the nine months period for further explanation). Other operating expenses increase by $225,685, or 24% to $1,157,896 for the 2002 period from $932,211 for the 2001 period, principally because of an increase in commission fees paid to distributors and the incremental expenses incurred in maintaining the Shanghai office that the Company opened in April 2002 (please refer to the analysis for the nine months period for related explanation). Commission fees increased by $63,026 from almost nil for the 2001 period. Incremental operating expenses incurred for the Shanghai office was $245,276 for the 2002 period.

         Interest expense increased by $55,073, or 222%, to $79,839 for the 2002 period from $24,766 for the 2001 period, primarily due to the loans from stockholders in 2002 that carry monthly interest of 2.1%, and the additional bank borrowings of about $1.3 million in the fourth quarter of 2001 that was used mainly to pay the balance due to a director, related to the purchase of land and buildings in 2000.

         Income tax benefit for the 2002 period is $62,656 or 20% on loss before income taxes of

$309,385 compared to an income tax expense for the 2001 period of $173,052 or 22% on income before income taxes of $797,476. The income tax benefit for the 2002 period represents mainly the net operating loss carry forward on the period's tax losses.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash had increased to $100,040 on September 30, 2002 from $31,793 on the same day of 2001.

         Working capital (deficit) on September 30, 2002 was ($381,550), as compared to $708,049 on September 30, 2001. This decrease was mainly due to $600,000 of borrowing from stockholders, to fund the daily operations of the Shanghai office and the increase in deferred franchise income by $330,000.

         Net cash used in operations was $398,685 in 2002 as compared to $1,629,693 in 2001. This $1,231,000 change was primarily attributed to the collection of receivables from related parties and reductions of prepayments and other current assets, which was $1,662,000. In addition, non-cash items decreased by approximately $616,000, and other receivable collection periods decreased thereby converting receivables to cash faster and at the same time advanced collection of fees for services also increased when compared to 2001.

         Net cash used in investment activities amounted to $94,430 in 2002 as compared to $453,407 during 2001. This decrease was mainly due to a payment in 2001 of approximately $439,000 for a business purchased in 2000.

         Net cash provided by financing activities in 2002 was $560,900 as compared to $2,099,000 provided in 2001. The $1,538,100 difference was primarily attributed to proceeding from issuance of common stock of $1,800,060 in 2001. As of September 30, 2002, the Company has a total line of credit of $160,000 from certain banks. The Company has already fully drawn the facility.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting, by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure provisions of FIN No. 45 are effective for the Company as of December 31, 2002. The Company currently does not provide any guarantees.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). The interpretation clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No.46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN No. 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

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



Dated:   May 9, 2003


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


      /s/ Kuo-An Wang
------------------------------------
Kuo-An Wang
Date: May 9, 2003


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

      /s/ Yu-En Chiu
------------------------------
Yu-En Chiu
Date: May 9, 2003


                                     2 of 2