Form 10KSB
period 2002-12-31
KID CASTLE EDUCATIONAL CORP
filed 2003-05-13
CIK 1049011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 X          Annual report under Section 13 or 15(d) of the Securities Exchange
---         Act of 1934. For the fiscal year ended December 31, 2002.

                                       OR

            Transition report under Section 13 or 15(d) of the Securities
--- Exchange Act of 1934 for the transition period from ________________ to ________________

                        Commission File Number: 333-39629

                      KID CASTLE EDUCATIONAL CORPORATION
                   -----------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           Florida                                              59-2549529
-------------------------------                            ---------------------
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

       8th Floor, No. 98
         Min Chuan Road,
           Hsien Tien,
     Taipei, Taiwan R.O.C.
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

   Registrant's telephone number, including area code: (011) 886-2-2218-5996

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      The issuer's revenues for its most recent fiscal year were $6,361,520.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 8, 2003, is $56,223,250.

      The number of shares of common stock outstanding as of May 8, 2003 was 15,074,330.

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

ITEM 1. DESCRIPTION OF BUSINESS

      Overview

      Kid Castle Educational Corporation (together with its operating subsidiaries, "Kid Castle") is a Taiwan based provider of English language instruction and educational services to children for whom Chinese is their primary language. Based on our experience providing English language instruction and educational services to our core K-12 market, we believe we are among the leading providers of such services and products to K-12 students for whom Chinese is their primary language. In 2001, Kid Castle through its franchise and cooperative school operations, provided approximately 450,000 students at over 2,200 locations with English language instruction and other educational services.

      Kid Castle commenced operations in 1986 as an English language school and since that time has expanded its franchise operations to provide bi-lingual Kindergarten instruction, computer training and tutorial services. In September 1999, we began offering a variety of multimedia, educational videos, textbooks, workbooks and educational software authored by us as fully functional stand-alone products or as supplements to our classroom-based and Internet-based instruction. In July 2000, we launched our fully developed Internet-based education program that provides an interactive environment in which K-12 students develop English language and computer skills.

      English is the language of international business and Kid Castle believes that a working knowledge of English has become increasingly important to long-term success throughout the world. Because English is becoming more prevalent around the world, we believe there is growing demand for bi-lingual instruction in Chinese and English throughout a child's educational process. As more parents and students seek such bi-lingual language instruction for educational purposes, we believe that the English language instruction market will experience significant growth. Kid Castle uses a combination of live, personalized instruction, small group classes and interactive computer-based instruction.

      We believe that Kid Castle has become one of the largest and most widely used educational operations in Taiwan. Our operations include over two thousand franchises and cooperative schools (public schools in alliance with Kid Castle) serving more than 450,000 thousand students using Kid Castle's teaching materials.

KID CASTLE ORGANIZATIONAL CHART

      Figure 1:

                                  [FLOW CHART]

Franchisees

      Our classroom-based courses and tutoring services are provided through company-operated locations, cooperating schools and through our independent franchisees. Our franchisees provide Kid Castle courses and tutoring services under the Kid Castle brand name within a specified territory, in accordance with franchise agreements with us. The fees paid to us by our franchisees are comprised of an initial licensing fee for using the Kid Castle brand name, an annual licensing fee, and the purchase of Kid Castle teaching/learning materials. Our franchisees are under exclusive agreements to purchase our course and marketing materials, which they use in conducting and promoting their classes.

      Franchisees must obtain Kid Castle's approval of the location and design of a Kid Castle school and must operate the franchise school in accordance with Kid Castle methods, standards and specifications. The franchisee is required to purchase from Kid Castle all of its instructional materials as well as student explanatory and promotional brochures developed by Kid Castle. Kid Castle specifies requirements for other items necessary for operation of a franchise school, such as computers, instructional materials and furniture.

      Kid Castle actively manages its franchise system. Kid Castle requires franchisees and their employees to attend initial training seminars in franchise school operations and Kid Castle educational programs. Kid Castle also offers franchisees continuing training seminars each year. Franchisee training seminars are designed for each type of school and include: 1) Pre-School English Teaching Seminar; 2) Children English Teaching Seminar; 3) Care-Taking English Teaching Seminar; and 4) English Kindergarten Teaching Seminar. The initial training seminar is designed to familiarize teachers with the Kid Castle teaching methods (Audio-Lingual, Total Physical response and Communicative Language Teaching) and materials as well as incorporate the three Kid Castle teaching methods into the daily teaching plan.

      Kid Castle employs division directors who act as "consultants" to provide assistance to franchisees in technology implementation, business development, marketing, education and operations. These employees also facilitate regular communications between franchisees and Kid Castle.

      Kid Castle believes there is significant potential for additional franchised schools both in Taiwan and China. Kid Castle is actively seeking to expand franchisees in these territories.

      In addition to franchise schools, the Company's operations also includes Cooperating Schools, which are not affiliated with Kid Castle but contract with Kid Castle to use its teaching/learning materials. Unlike the franchisees, the Cooperative Schools are not required to use solely Kid Castle materials and are not required to participate in Kid Castle training seminars.

      The third type of school, cooperating care-taking schools are similar to after-school and care-taking classes that serve children of preschool and elementary school age. These schools are not affiliated with Kid Castle but contract with us to use Kid Castle's materials although on a much smaller scale than the Cooperative Schools.

      Currently, there are approximately 320 Kid Castle franchises, approximately 1300 cooperating schools and about 600 cooperating after-school/caretaking schools. Kid Castle operated locations include Kid Castle Kindergarten, Kid Castle Computer School and Kid Castle Remedial School.

2002 Student Population

      -     Student Population of Kid Castle Franchise Schools: 150,000

      -     Student Population of Cooperating Kindergartens: 150,000

      -     Student Population of Cooperating After-school/Caretaking Schools:
            150,000

PUBLISHING

      Kid Castle has accumulated years of experience in the education field to carefully develop what we believe to be superior and effective products, with content we believe to be complete in its diversification and innovation. Aside from our traditional, tried-and-true teaching materials, we have also incorporated computer technology into our teaching materials. We have developed Internet, multimedia, audio publications, educational videos/VCD, and a complete series of products for the purpose of educating children. We are also developing interactive education programs to assist in development of the senses that engage the senses of hearing, sight, and touch.

INTERNET

      Our Internet program combines the English education, computer education, pre-schooling, and multimedia into a complete specialized package. Kid Castle combines these materials and Internet networking technology, together with animation, entertainment games, and multimedia, to establish a specialized children's education network program. This interactive network includes Kid Castle Internet Education for Children and Kid Castle Internet English Schooling Program which allows K-12 students to choose among a variety of learning methods, programs, and program content. Currently, our Internet products and services are exclusively available to franchisees and cooperating schools through an educational website at no additional charge. We plan to offer this service to the public as a fee based website.

               FRANCHISE, PUBLISHING, INTERNET, ASSIMILATION CYCLE

      Figure 2:

                                  [FLOW CHART]

MARKET OVERVIEW AND STRATEGY

      English is the language of international business and Kid Castle believes that a working knowledge of English has become increasingly important to long-term success throughout the world. Because English is becoming more prevalent around the world, we believe there is growing demand for bi-lingual instruction in Chinese and English throughout a child's educational process. As more parents and students seek such bi-lingual language instruction for educational purposes, we believe that the English language instruction market will experience significant growth.

TAIWAN MARKET OVERVIEW

      Our target market in Taiwan consists of all elementary and pre-school age children. According to a study by the Taiwan Department of Education, approximately 53.8% of elementary school students are receiving extra-curricular tutoring. In other words, one out of every two students is being tutored in some form of class or institution outside of their regular schooling. There also has been an aggressive effort to provide English education programs with particular emphasis on fifth and sixth graders. We believe such programs can benefit all children from pre-school through elementary school age. We offer a series of programs and products that we believe are well-suited to meet the English instruction and education needs of these pre-school and elementary age children in the market segments briefly described below.

ANALYSIS OF ELEMENTARY AND PRE-SCHOOL MARKET

Preschool Educational Market

      There are approximately 1.42 million 2 to 6 years olds in Taiwan of which 60 percent are pre-schoolers (about 850,000). We estimate that of that number approximately 1 million students (about 70 percent of which are 2 to 6 year olds), comprise the pre-school English learning materials market.

Elementary School English Language Materials

      The Taiwan Department of Education has issued a directive that from the 2001 academic year onward, computer skills and English must be incorporated into the school curriculum for all students in third grade and above. As a result, we believe that nearly 1.87 million students will require English language materials for remedial purposes. Taiwan's schools have little experience in the new curriculums, materials and a lack of qualified teachers.

Elementary Remedial Education

      We believe that children's remedial education will move in the direction of diversification of products, increased dissemination of information, and complementing of the school curriculum with English and computer skills. We estimate that approximately 50% of the 1.93 million 7 to 12 year old elementary students will participate in remedial courses.

CHINA MARKET OVERVIEW

      According to the 2001 market survey by the National Bureau of Statistics of China, the kindergarten education market is comprised of 53 million children, 140 million elementary students for the after-school tutoring market, and approximately 200 million students in the English language education market.

      Yet, despite such a large market and business opportunity, it is still difficult to be established in the market. Foreign companies have difficulties operating in China due to differences in cultural background and educational methods. We believe that a Taiwan based company is an ideal candidate to operate in China because of similarities in culture, educational methods and expectations.

      In the past ten years, China has seen an impressive double-digit economic growth percentage. With this economic growth, consumers have greatly increased their expenditures. And with the government motto of "children are our treasure," parents are heavily investing in their children's education whether these investments are putting their children into premium kindergartens, enrolling them into after-school tutoring institutions to improve on their English language skills and/or providing computers and other educational technologies. A large portion of the parent's investment is to place their children into a prominent school and an internationally recognized university so that they may become leaders of the society.

Remedial English Education

      Government-sponsored kindergartens mediocre teaching materials and methods are not able to satisfy the demanding needs of parents searching for high quality specifications. At the same time, Chinese society has begun to demand that the kindergarten curriculum be taught in English and Chinese. At 53 million pre-schoolers, we believe the current size of China's pre-school education market is still only at its nascent stages.

      According to the 2001 Ministry of Education P.R.C. Report beginning in 2002, China is aggressively incorporating English into their elementary school curriculum. The mentality of "English language is a necessity to function with the world" is being embedded in the minds and hearts of every household and coincides with other events that we believe will transform Chinese elementary education:

            1. Because China is the host of the 2008 Olympics, its government is beginning to initiate radical changes in the education curriculum.

            2. As a result of its entrance into the WTO, China is moving to internationalize their education systems. Learning the English language is a logical process.

            3. Many college graduates leave China to continue their academic careers in foreign countries where fluency in the English language is a necessity.

            4. China's economy has become a target of foreign industries as a developing environment. The benefits of working in an international company entice parents to have their children acquire strong English skills so they may be able to enter the new international environment.

            5. China, in the long term, has planned to diversify their enterprise and government agencies to a more international orientation. Many people have sought to learn English in order to raise their value in the competitive job market.

Privately Operated Elementary School Market

      The Chinese government has recently been encouraging development of privately operated elementary schools (Department of Education issuance of "Community Development Ordinance" in October 1997). The government has also launched a China/Foreign education co-operative operation (Government Education Commission statement "Provisional China/Foreign Cooperation Regulation.") with the plan to raise the level of its own educational systems by using foreign know-how and resources. We believe this type of government policy will greatly expand the Private Elementary School Market and create impressive market potential.

Technology Advancements

      China currently has 120 million cable subscribers (Ministry of Information Industry P.R.C.). This set-up has allowed the government to connect the people with up-to-date information. The government has already begun a cable/optics and networking system that would expedite the exchange of information quicker and more reliably (Id.). With such technology and the increasing value of Internet-based education, we believe the Children's Internet-Based Education Market will have the technology and the demand to experience significant growth.

CHINA'S DAILY SPENDING ABILITY:

      The following table is the economic growth rate from 1996 to 2001 for the selected countries. From the table, it is apparent that China is the major growth center with the yearly growth percentage nearing double digits. We believe this economic growth can and will translate to an increase in consumer spending in the English language learning market.

             MAJOR COUNTRIES' ECONOMIC GROWTH PERCENTAGE (1996-2001)

Figure 3:

      From 1996 to 2001, China has been consistently growing at an average of 8.1percentage while the US had an average gain of 3.61 percent and Hong Kong with 2.98 percent. (Directorate - General of Budget, Accounting, and Statistics Executive Yuan the Republic of China Report 2001.

Country                        1996          1997          1998          1999           2000          2001
--------                       ----          ----          ----          ----           ----          ----
Mainland China                 9.6           8.8           7.8           7.1            8.0           7.3
U.S.A.                         3.6           4.4           4.4           4.1            4.1           1.1
Japan                          3.5           1.8           -1.1          0.8            1.5           -0.4
Germany                        0.8           1.4           2.0           1.8            3.0           0.8
Hong Kong                      4.5           5.5           -5.3          3.0            10.5          -0.3
Singapore                      7.6           8.5           0.1           5.9            9.9           -2.2
Korea                          6.7           5.0           -6.7          10.7           8.8           4.1
Malaysia                       8.6           7.3           -7.4          6.1            8.3           -0.4
Thailand                       5.9           -1.4          -10.8         4.2            4.4           1.0
Taiwan                         6.1           6.7           4.6           5.4            6.0           -2.1


ENTRANCE TO CHINA'S MARKET

      Kid Castle Technology Corp. Ltd. ("Kid Castle Taiwan"), is the base for Kid Castle's global operations and will be the center of research and development for expansion of its operations into China. We have been very enthusiastic concerning the potential of China's children education market and we believe have made the necessary preparation to penetrate the market.

      Since November 2001, Kid Castle has opened 50 locations of company operated kindergarten and franchise remedial schools in China.

COMPETITION

      The English language instruction and educational services industry is highly fragmented, varying significantly among different geographic locations and types of consumers. Our ability to compete depends on our ability to improve existing or create new English language learning materials and courses to distinguish Kid Castle from its competitors. Other providers of English language instruction include individual tutors, small language schools operated by individuals and public institutions, and franchisees or branches of large language instruction companies, some of which operate internationally. The smaller operations typically offer large group instruction and self-teaching materials for home study, while some larger competitors concentrate on the higher-priced, business-oriented segment of the English language instruction market by offering programs of intensive and individualized instruction. As the demand for English language skills rises due to the evolution of the information-based global economy, competing English language instruction and materials providers are likely to try to strengthen their positions in the market by expanding their operations, pursuing strategic alliances and acquiring small competitors. This increasing competition may adversely affect our ability to grow our English language instruction business and may also adversely affect our profitability. Additional competitive pressures exist specifically in Taiwan due to the saturation of the market for English language instruction and materials providers in that country.

China

Figure 4:


 COMPANY NAME                            CURRENT COMPETITION
 ------------                            -------------------
Cambridge Youth         Operation of children/teenager English learning and not
School                  present in the kindergarten market. Although charges a
                        moderate tuition, they are unable to provide
                        sophisticated teaching programs, reliance on
                        examinations, insufficient experience in English
                        conversation, established early therefore more known.

Education First         Began its development in Shanghai in 1997. Catered to
                        adults and ages 7-14 but has no kindergarten schools.
                        High entrance fee into franchise. Have not been
                        established enough to be well known. High tuition costs.

G-TELP Entered the China market in 1993. Direct sale of books as core operation. Respectable in its industry. Has just recently been expanding towards the English education school market.

Shane Education         Entered the Shanghai market in 2000. Caters more to
                        adult education and leans towards England-styled
                        English. Higher tuition. Operation limited to Shanghai
                        region.

Jia Yin Entered into China market in recent years. Teaching materials as their core operation. Has already expanded two operations of franchise schools in Cheng Duo.

                       STRENGTH                                               OPPORTUNITY
                       --------                                               -----------
1.    Kid Castle, with its specialist experience      1.    There are 35.48 million students with 23.26
      and a full force of services to enter                 million kindergartners in China. We believe
      China's market and cultivate qualified local          this great source of demand creates
      instructors for regional services.                    impressive potentials.

2.    Kid Castle has a wide variety of products to    2.    Because of the Olympics, the government is
      meet the diversified needs of customers.              aggressively pushing for the assimilation of
      Ability to cater the right product to the             the English language. This government action
      right people.                                         creates and awareness and importance to the
                                                            people.

3.    Kid Castle teaching materials are researched    3.    Currently there is a vacuum for progress in
      and developed by specialists that understand          China. Similar to the rapid growth rate in
      the domestic market and cultural behavior             Taiwan 10 years ago, except China's growth
      thus much more suitably qualified than                is much more rapid.
      foreign operation for the Chinese market.

4.    Has complete knowledge and strategy of the      4.    China's entrance to the WTO will bring more
      market. Has begun penetrating the China               foreign businesses into the Mainland. These
      market.                                               surge of international companies will create
                                                            a greater need for the English language.

5.    Has already established a successful            5.    Same language and similar culture create
      operation in Taiwan unlike other foreign              fewer differences allowing Taiwanese to
      operations that have little experience in             enter the China market with fewer
      dealing with local culture and mind-set.              adjustments.


                     WEAKNESS                                                   THREAT
                     --------                                                   ------
1.    Because of the strong relationships between     1.    There may be different regulations for local
      government and local business, there may be           business and for foreign business.
      some degree of difficulties for a Taiwanese
      business to enter the China market.


SALES AND MARKETING

      The majority of the parents of our students choose our education programs and materials based on the recommendations of other parents and teachers. We also build awareness of our brand and promote our products through our franchisees and relationships with the cooperating schools. We also maintain an internal sales force and engage in some international, national and local advertising.

      We engage in a broad range of activities to inform potential students and franchisees about our teaching/learning model and the programs offered. These activities include print and broadcast advertising, and direct sale at targeted demographics. A substantial portion of new students and franchisees are referred by parents of students, and current franchisees and current users of our published materials.

      Advertising is centrally monitored and is directed primarily at local markets in which a kindergarten is located. We approve and monitor all advertising. In addition, all responses are analyzed to provide data for future marketing efforts.

      We market our programs and products primarily through advertising and direct mail. Marketing activity is primarily directed at parents of potential students. All marketing activity is tracked to measure effectiveness and to provide information for future activities.

      Individual franchisees have their own marketing methodologies for students, yet we monitor and provide general marketing strategies to help these franchisees. Policies and standards and procedures for new franchisees and cooperating schools are established centrally, but are implemented at the local level through an employee in the marketing department.

      Cooperating Schools also create more exposure for Kid Castle. By having these schools use our teaching/learning materials, parents and children will be more exposed to the Kid Castle brand name as well as the after school education that we provide through our care-taking schools.

STRATEGY

      Our on-going goal is to provide children's education through innovative learning materials by focusing heavily upon research and development to produce innovative materials for children's learning improvement. We aim our business towards providing learning materials for 2 - 12 years of age and Kid Castle franchises. Our website (http://www.kidcastle.com) contains company and product information.

      Kid Castle prides in itself in the commitment to provide excellent and diverse teachers by continually seeking qualified teachers with exceptional attributes. A site (http://www.kidcastle.com/personnel/index.htm ) is established for potential foreign teachers wishing to teach English in Taiwan or China. This site includes comprehensive instructions and information for foreigners to teach in China or Taiwan and offer contact information to these potential teachers.

      We have substantially increased, and expect to further increase our sales and marketing efforts in order to market more aggressively our franchises in China and thereby increase distribution of our English learning materials.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITIONS

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities.

BECAUSE OUR OFFICERS AND DIRECTORS ARE NOT U.S. PERSONS, AND OUR OPERATING SUBSIDIARIES ARE TAIWAN AND PEOPLE'S REPUBLIC OF CHINA COMPANIES, YOU MAY BE UNABLE TO ENFORCE JUDGMENTS UNDER THE SECURITIES ACT.

      Our operating subsidiaries are a Taiwan Company and a People's Republic of China company, our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of the assets of our business and of such persons are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon such persons or to enforce in the United States courts judgments obtained against such persons in United States courts and predicated upon the civil liability provisions of the Securities Act.

BECAUSE WE FACE COMPETITION FROM ESTABLISHED COMPETITORS, WE MAY BE UNABLE TO MAINTAIN MARKET SHARE

      Our primary competitors have significant financial, technical and marketing resources, and/or name recognition, including Hess, G-Telp and Jia Yin. Some of these competitors have a longer operating history and greater overall resources than we do. These companies also have established customer support and professional services organizations. As a result, our competitors may be able to adapt more quickly to changes in customer needs, offer products and services at lower prices than Kid Castle, devote greater resources than Kid Castle to development and sale of teaching/learning products and services, which could result in reducing our market share.

BECAUSE WE DEPEND UPON A SMALL NUMBER OF KEY MANAGEMENT PERSONNEL, THE LOSS OF SUCH PERSONS COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

      If the following key officers cease employment with us before we find qualified replacements, it would have a significant negative impact on our operations. We do not have employment agreements with any of our executive officers. Our success is dependent upon the personal efforts and abilities of our executive officers, Kuo-An Wang, Chief Executive Officer and Yu-En Chui, Chief Financial Officer.

BECAUSE KID CASTLE CONDUCTS ITS OPERATIONS IN NEW TAIWAN (NT) DOLLARS, WE ARE SUBJECT TO RISK FROM EXCHANGE RATE FLUCTUATIONS

      Our transactions with suppliers and customers are effected in New Taiwan dollars, Kid Castle's functional currency. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the U.S. dollars to New Taiwan dollars exchange rate may effect the reported financial results of Kid Castle from one period to the next. Kid Castle does not actively manage its exposure to such effects.

AN INCREASE IN MARKET COMPETITION COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

      Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. This increase in competition could lead to price reductions, decreased sales-volume, under-utilization of employees, reduced operating margins and loss of market share. There can be no assurance that we will be able to successfully compete for customers in our targeted markets.

      Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter current or potential competition from a number of sources, including:

      - Branches and franchises of international language instruction companies

      -     Public institutions and private schools

      -     Private tutors

WE CANNOT PREDICT WHETHER DEMAND FOR OUR PRODUCTS AND SERVICES WILL CONTINUE TO DEVELOP, PARTICULARLY AT THE VOLUME OR PRICES THAT WE NEED TO REMAIN PROFITABLE.

      Although the market for English language instruction and education is growing rapidly, we cannot be certain that this growth will continue in its present form, or at all. We believe our success ultimately will depend upon, among other things, our ability to:

      - increase awareness of Kid Castle's brand and the availability of our products and services;

      - continue to attract and develop relationships with educational institutions and regulatory authorities in our targeted geographic markets; and

      -     continue to attract and retain customers.

IF WE ARE UNABLE TO MAINTAIN, IMPROVE AND DEVELOP OUR PRODUCTS AND SERVICES, WE MAY NOT ACHIEVE PROFITABILITY

      In order to remain profitable, we need to maintain and improve our current products and services and to develop or license new ones on a timely basis. If we cannot effectively maintain, improve and develop products and services we may not be able to recover our fixed costs or otherwise remain profitable. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes, evolving education industry standards or customer needs and trends on a timely basis. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, services and service enhancements. These new products, services and service enhancements may not achieve market acceptance or our competitors may develop alternative technologies and methods that gain broader market acceptance than our products and services.

IF WE LOSE KEY MANAGEMENT OR OTHER PERSONNEL, WE MAY EXPERIENCE DELAYS IN OUR PRODUCT DEVELOPMENT AND OUR GROWTH PROSPECTS

      Our growth and success also depends on our ability to attract, hire and retain additional highly qualified management, educators, technical, marketing and sales personnel. These individuals are in high demand and we may not be able to attract the staff we need. The hiring process is intensely competitive, time consuming and may divert the attention of our management from our operations. Competitors and others have in the past, and may in the future, attempt to recruit our employees. If we lose the services of any of our senior management or key education personnel, or if we fail to continue to attract qualified personnel, our business could suffer.

BECAUSE WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ,WE MAY INCUR SUBSTANTIAL COSTS TO DEFEND OR PROTECT OUR BUSINESS AND INTELLECTUAL PROPERTY

      If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our technology and other intellectual property. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources which could harm our business.

BECAUSE WE MAY NOT BE ABLE TO AVOID CLAIMS THAT WE INFRINGED THE PROPRIETARY RIGHTS OF OTHERS, WE MAY INCUR SUBSTANTIAL COSTS TO DEFEND OR PROTECT OUR BUSINESS AND INTELLECTUAL PROPERTY

      Although we have taken steps to avoid infringement claims from others, these measures may not be adequate to prevent others from claiming that we violated their copyrights, other trademarks or other proprietary rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages.

BECAUSE WE INTEND TO EXPAND INTERNATIONALLY, WE WILL BE SUBJECT TO RISKS OF CONDUCTING BUSINESS IN FOREIGN COUNTRIES

      As we expand our operations outside of Taiwan, we will be subject to the risks of conducting business in foreign countries, including:

      - our inability to adapt our products and services to local cultural traits, customs and mobile user preferences,

      - our inability to locate qualified local employees, partners and suppliers,

      - the potential burdens of complying with a variety of foreign laws, trade standards and regulatory requirements;

      - geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships;

      - political, economic and social conditions in the foreign countries where we conduct operations;

      -     currency risks and exchange controls;

      -     potential inflation in the applicable foreign economies; and

      - foreign taxation of earnings and payments received by us from our franchisees and affiliates.

      We cannot be certain that the risks associated with our anticipated foreign operations will not negatively affect our operating results or prospects, particularly as these operations expand in scope, scale and significance.

"PENNY STOCK" REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR COMMON STOCK

      The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

      For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market.

GOVERNMENTAL REGULATION

      TAIWAN

      The Ministry of Education requires that teaching/learning materials to be published must first be submitted to the Bureaus of Education (BOE) for review. The BOE regulates study regulation, social education, compulsory education, and physical and health education on a county and city level. According to the Education Textbook Review Regulation executed on September 1st, 2000 by the Ministry of Education, all materials published for elementary school education must be reviewed by the BOE. BOE will review the materials and submit a decision within 90 days. Once the BOE approves of the materials, the applicant must send three copies of the final version to the BOE. The BOE will again make its decision within 60 days. If the BOE does not approve of the initial submission, the applicant has 45 days to resubmit the materials with any corrections that the BOE deems necessary. The BOE will give its decision within 45 days. If the material is not approved, or the corrections are not satisfactory to the BOE, the applicant has 30 days to make the corrections and submit it to the BOE. The BOE will then return its decision within 30 days. If the BOE does not approve of the correction on the third re-submission, the applicant will have to start over the approval process.

      The September 22nd 1994 Foreigner Employment for Foreign Language Remedial Education Regulation by the Taiwan Province Taipei Ministry of Education, updated in June, 3rd 1999, requires all foreign remedial education instructor applicant must be above twenty years of age, have a diploma from a professional school or college and have certification in a language teaching related program. The foreign applicant must also provide a health and drug examination certification and require to submit the above certifications, diplomas and documents translated into Chinese.

      CHINA

      According to China-Foreign School Cooperation Regulation effective January 1995, foreign companies cannot have wholly owned operation of educational franchises and must cooperate with Chinese investors. The Regulation also limits the number of seats for foreign investors on the board of directors or any controlling board or committee to no more than half. The director of the school as well as the chairman of the board must be of Chinese citizenship and must have authority over the school.

      Teaching/Learning materials must be submitted to the Provincial Municipal Education Administration for approval.

      The Ministry of Education has general guidelines for every province and major cities, (such as Shanghai and Beijing that have their own education administration), but each province has its own education administration body and its own regulations and requirements.

KINDERGARTEN REGULATION

      The China Ministry of Education (MOE), under the Kindergarten Operation and Management Regulation, stipulates the following: the location of the kindergarten must be in accordance to the safety standards determined by the MOE, school master, principal, and teachers each must have a diploma from a teachers college and with backgrounds in children's education or higher, school staffs must have a junior high education/diploma equivalent or higher; nurse and similar positions must have high school diploma/education or higher. Reorganization/correction (with deadline), suspension of student enrollment, and/or suspension of operation will result from the following violations: non-licensed operation, location and environment unsatisfactory to government standards; distributing material that are inappropriate for children or materials that violate the Educational Standards set by the MOE. More severe violations such as illegal controlled substance usage, possession of dangerous instruments, corporal punishment, and/or embezzlement of school funds or property will result in punishment and sanctions in accordance with the degree of violation.

INTELLECTUAL PROPERTY AND PROPERTY RIGHTS

      Our copyrights, trademarks, service marks, trade secrets, proprietary technology and other intellectual property rights distinguish our products and services from those of our competitors, and contribute to our competitive advantage in our target markets. To protect our brand, products and services and the systems that deliver those products and services to our customers we rely on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements and licensing arrangements with our employees, customers, independent contractors, sponsors and others.

      We strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available. Existing laws do not provide complete protection, and monitoring the unauthorized use of our intellectual property requires significant resources. We cannot be sure that our efforts to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate these rights. In addition, there can be no assurance that competitors will not independently develop similar intellectual property. If others are able to copy and use our products and delivery systems, we may not be able to maintain our competitive position. If litigation is necessary to enforce our intellectual property rights or determine the scope of the proprietary rights of others, we may have to incur substantial costs or divert other resources, which could harm our business.

      In addition, competitors and others may claim that we have infringed their intellectual property rights. Defending any such lawsuit, whether with or without merit, could be time-consuming, result in costly litigation or prevent us from offering our products and services, which could harm our business. If a lawsuit against us is successful, we may lose the rights to use our products or be required to modify them, or we may have to pay financial damages.

      In order to develop, improve, market and deliver new products and services, we may be required to obtain licenses from others. There can be no assurance that we will be able to obtain licenses on commercially reasonable terms or at all or that rights granted under any licenses will be valid and enforceable.

CORPORATE HISTORY

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

      Pursuant to the Exchange Agreement, Hi Goal became a wholly-owned subsidiary of the Company, and in exchange for the Hi Goal shares, the Company issued 11,880,000 shares of its common stock to the shareholders of Hi Goal, representing 80% of the Company's outstanding stock at that time. In connection with the exchange and change in control, the current officers and directors of the Company resigned and the following five persons were appointed officers and directors of the Company: Kuo-An Wang, Director, President and Chief Executive Officer; Yu-En Chiu, Director, Chief Financial Officer and Secretary; Suang-Yi Pai, Director; Chin-Chen Huang, Director; and Yu-Fang Lin, Director.

EMPLOYEES

      As of December 31, 2002, we had the following number of employees:

KID CASTLE (TAIWAN)

                                                                        Employee-Full   Employee- Part
Department                                                                   Time            Time            Total
----------                                                                   ----            ----            -----

Financial Dept.                                                                11               1               12
Stock Management Dept.                                                         15               0               15
Design Dept.                                                                    8               0                8
Secretariate                                                                    4               2                6
Kaohsuing Branch Office                                                         9               0                9
Publishing Dept.                                                                3               2                5
Special Projects Development Dept.                                              8               0                8
Early Childhood Academic Affairs Dept.                                         15               0               15
Language Schools Academic Affairs Dept.                                        10               0               10
Foreign Personnel Dept.                                                         4               0                4
Marketing Dept.                                                                 3               0                3
Asia Development Dept.                                                          8               0                8
Franchise Marketing Dept.-Student Counseling                                   10               0               10
Franchise Marketing Dept.-Franchising                                           5               0                5
Teaching Material Marketing Dept.-Kindergarten                                  6               0                6
Teaching Material Marketing Dept.-Elementary School                             6               0                6
MIS Dept.                                                                      12               5               17
Direct Sales Dept.                                                             29               0               29
Subtotal                                                                      166              10              176


KID CASTLE (CHINA)

                                                                        Employee-Full   Employee- Part
Department                                                                   Time            Time            Total
----------                                                                   ----            ----            -----

Multimedia Dept.                                                                3               0                3
MIS Dept.                                                                       4               0                4
Design Dept.                                                                   12               0               12
Financial Dept.                                                                 6               0                6
Administration Dept.                                                            6               0                6
Inventory Dept.                                                                 7               0                7
Management Dept.                                                                2               0                2
Legal Affairs Dept.                                                             1               0                1
Human Resource Dept.                                                            1               0                1
Children's Language Dept.                                                      19               0               19
Early Childhood Academic Affairs Dept.                                          7               0                7
Special Task Force Dept.                                                        5               0                5
Strategic Planning Dept.                                                        3               0                3
Sales Dept.                                                                     8               0                8
Subtotal                                                                       84               0               84
                                                                              ---              --              ---
TOTAL                                                                         250              10              260



         The chart below sets forth the names, positions, and education of some of our significant employees.

NAME                      POSITION                              EDUCATION BACKGROUND
----                      --------                              --------------------

                                                                Da-Yeh University (Graduate).  Co-Founder of Kid
Wang Kuo An               CEO and President                     Castle Educational Institution.  Managing Director of
                                                                Taipei Publishing Association.

                                                                Da-Yeh University (Graduate).  Co-Founder of Kid
Chiu Yu En                CFO and Vice Chairman                 Castle Educational Institution.  R.O.C. International
                                                                English Education Managing Director.

                                                                University of Washington, Seattle.  Industrial
                                                                Management Major.  A founder of Kid Castle English
Fung Eu Zei               Senior Vice President of Academics    Institution.

                                                                15 years of experience in Children/Pre-Schooler
                                                                English Education Senior Editor.
                                                                Zue Li Business School.

                                                                Kid Castle Educational Institution International
Huang Tzing Zhen          Senior Vice President                 Franchise Division Chief Managing Director.
                                                                13 years of experience in kindergarten franchise
                                                                promotion and management.

                                                                Masters Degree from National Taipei University of
                                                                Technology.
Su Jion Ming              Executive Vice President              15 years experience in managing children's English
                                                                After School.


NAME                      POSITION                              EDUCATION BACKGROUND
----                      --------                              --------------------
                                                                Kid Castle Education Institution Publishing
                                                                Distribution Systems Chief Coordinator.
                                                                10 years experience in publishing/distribution.
                                                                Kid Castle Education Institution Publishing
                                                                Distribution Systems Chief Coordinator.

Tzao Ming Ji              Vice President                        5 years experience in education franchise
                                                                marketing. Four years in publishing distribution and
                                                                children's education franchise.


Cheng Liang Li            Education Consultant                  Texas State University Ph.D. of Educational English.
                                                                University of Warwick at England.

Malcolm Higgins           Vice President of Overseas            More than 5 years experience in compiling writing
                          Operations                            teaching materials.

                                                                Brown University 4 years in English Education.
Jacob P.E. Roth           Editor of English Teaching            More than 4 years of experience in writing/editing
                          Material                              children's English teaching materials.

                                                                Humboldt State University, Journalism Major.
Chris Jackson             Editor of English Teaching            More than 3 years experience as a journalist and
                          Materials                             editor.

                                                                Wenzhou Teaching University.
                                                                7 years experience in Children's Education.
Hong Bi Qing              English Education Director            5 years experience in editing children's
                                                                 teaching materials.

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

ITEM  2. DESCRIPTION OF PROPERTIES

      The Company leases many of its facilities, consisting principally of administrative office space, warehouse space and sales offices. In addition, the Company leases housing accommodations for its employees in China.

      The Company's principal executive offices consist of 9,233 square feet of office space owned by the Company and are located at the 8th Floor, No. 98, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.

      The Company believes its current space is adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future. At May 8, 2003, the Company had approximately 1034 shareholders of record.

      On May 4, 1998, the Company's common stock was approved for quotation on the NASD OTCBB under the trading symbol "OMDO". On June 28, 2002, the trading symbol was changed to "OMDR". On August 22, 2002, the trading symbol was changed to "KDCE." The high and low bid quotations for the Company's common stock were as follows for the periods below (as reported by NASDAQ). The quotations below reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions:

                                                                High Bid        Low Bid
                                                                --------        -------

Fiscal Year Ended December 31, 2002

   1st Quarter                                                   3.00             .35
   2nd Quarter                                                    .45             .32
   3rd Quarter                                                   6.00             .10
   4th Quarter                                                   7.00            1.10

Fiscal Year Ended December 31, 2001

   1st Quarter                                                    .19             .11
   2nd Quarter                                                    .16             .16
   3rd Quarter                                                    .35             .16
   4th Quarter                                                    .90             .80


RECENT SALE OF UNREGISTERED SECURITIES

      All sales of unregistered securities by the Company during the year ended December 31, 2002 were previously reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION [MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION]

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

GENERAL

      The Company is engaged in the business of children's education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines, and providing management and consulting services in running kindergartens and language schools through franchise or cooperation arrangements. Children's teaching materials include books, audio tapes, videotapes and compact discs. A major portion of the Company's educational materials focuses on English language education. The Company also sells educational tools and equipment that are complementary to its business.

      Currently, the Company's business is in Taiwan. In 2001, the Company expanded in PRC, (People's Republic of China). The Company officially opened its Shanghai operations in April 2002. As in Taiwan, the Company brings advanced teaching materials, tools, and a monthly magazine to provide children ranging from two to twelve years of age a chance to learn exceptional English language and computer skills, and to provide a pre-school education program.

CRITICAL ACCOUNTING POLICIES

      The Company has identified critical accounting policies with respect to revenue recognition and valuation of accounts receivable and inventories.


      Revenue recognition and accounts receivable valuation

      The Company recognizes sales of teaching materials and educational tools and equipment as revenue recognized when title to the product and risk of ownership are transferred to the customer, which occurs at the time of delivery, or when the shipment arrives at the customer designated location depending on the associated shipping terms. Additionally, the Company delivers products sold by its distributors directly to the distributors' customers and as such the delivered goods are recognized as revenue similar to sales to the Company's direct customers. The Company recognizes franchise income on a straight-line basis over the terms of the franchise agreements, which is usually for a period of three years.

      Customers have the right to return purchased products within 30 days, 60 days and 90 days after delivery of sales to franchise schools, distributors and primary schools, respectively.

      The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends, changes in education teaching methods and social trends particularly with regards to English language learning when evaluating the adequacy of sales returns. Significant management judgments and estimates must be made and used in connection with establishing sales returns in any accounting period. Actual results could be different from those estimates. Similarly, the Company's management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes customer payment terms and reviews individual customer financial position when evaluating the adequacy of allowance for doubtful accounts. As of December 31, 2002 and 2001, management believed that adequate provision had been made.

      Inventory

      The Company values its inventory at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Cost is calculated using the weighted average method. Market value is determined by reference to sales proceeds of items sold in the ordinary course of business after the balance sheet date or based on the management's estimate on prevailing market conditions and assessment of the Company's ability to dispose of them at a price greater than cost. When market value is less than cost, the Company writes down the related inventory to that value. The Company also continuously evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Training materials for kindergarten and magazines are susceptible to obsolescence because they have a relatively shorter market period. If the Company is unable to achieve its expectations of the net realizable value of the inventory at its carrying value, the Company would have to adjust its reserves accordingly. The allowance for obsolete inventories as of December 31, 2002 and 2001 amounted to $751,668 and $2,368,510 respectively.

RESULTS OF OPERATIONS

      Comparison of the Year Ended December 31, 2002 and 2001

      Revenues increased by $985,690, or 18%, to $6,361,520 in 2002 from $5,375,830 in 2001. The increase was mostly attributable to teaching materials, which increased 5.5% to $3,194,014 in 2002 from $3,026,656 in 2001, and an increase in franchising income, which increased 67% to $1,022,552 in 2002 from $609,267 in 2001. Sales of educational tools and equipment posted a marginal increase to $1,296,155 in 2002 from $973,928 in 2001. However, sales of magazines decreased offsetting the decent increases in sales of the aforementioned revenues. Sales of magazines decreased 8% to $667,831 in 2002 from $726,842 in 2001 as the Company changed the distribution channel of its magazines from third party book sellers to direct marketing starting in November 2001. The Company expects sales of magazines to stabilize in 2003.

      Gross profit increased by $653,853, or 23%, to $3,465,952 in 2002 from $2,812,099 in 2001. The increase was mainly attributable to two factors, namely, the write-down of inventory in 2001 and a decrease in the average selling price in 2002. In 2001- the Company wrote-down a significant amount of slow-moving and obsolete inventories amounting to $790,000 that was charged to cost of sales thereby reducing substantially the gross profit in 2001. The Company did not incur a similar write-down in 2002. On a year to year comparison, the expected increase in 2002 gross profit considering the write-down of inventory in 2001 was, however, offset by the decrease in the average selling price of educational materials in 2002 brought about by the price cap that the government imposed on textbook purchases by primary schools.

      The Company's other operating income represents income from other activities and services such as training of teachers, arranging for personal English language tutors and organizing field trips and educational fairs. Other operating income decreased by $53,022, or 11%, to $412,887 in 2002 from $465,909 in 2001 period mainly due to starting 2002, the Company ceased collecting fees from teachers for the tutorship services in response to the market situation. Accordingly, teacher's training revenue decreased by $102,143 for the 2002 period when compared to that of the 2001 period.

      Total operating expenses increased by $1,683,170, or 43% to $5,556,808 in 2002 from $3,873,638 in 2001. Advertising costs decreased by $44,268, or 27% to $116,364 in 2002 from $ 160,632 in 2001 due to a higher promotional activities in Shanghai in 2001 to boost, if not sustain, sales to primary schools. In 2002, the Taiwan authorities implemented a revised procurement rule for all government entities including public schools, threatening the Company's advantage over other vendors as the new rule opened the supply market to competitors and new entrants. Other operating expenses increased by $1,727,438, or 47% to $5,440,444 in 2002 from $3,713,006 in 2001, principally because of an increase in commission fees to distributors and the incremental expenses incurred in maintaining the Shanghai office that the Company opened in April 2002. Commission fees increased by $315,346, or 6185% to $320,444 in 2002 from $5,098 in 2001 as the Company changed its distribution strategy through greater alliance with its distributors. Incremental operating expenses incurred for the Shanghai office was $557,000 for 2002.

      Interest expense increased by $149,448, or 103%, to $295,039 in 2002 from $145,591 in 2001, primarily due to the loans from stockholders in 2002 (please refer to Note 16 to the consolidated financial statements) that carry a monthly interest of 2.1%, and the additional bank borrowings of about $1.3 million in the fourth quarter of 2001 that was used mainly to pay the balance due to a director, related to the purchase of land and buildings in 2000.

      Income tax benefit for the year ended December 31, 2002 was $18,333, or 1% on loss before income taxes of $1,925,329 compared to an income tax benefit in 2001 of $158,713 or 22% on loss before income taxes of $729,711. The income tax benefit for the 2002 period represents mainly the net operating loss carry forward on the period's tax losses.

      Liquidity and Capital Resources

      The Company's cash had increased to $125,806 as of December 31, 2002 from $32,842 as of December 31, 2001.

      Working capital deficit on December 31, 2002 was ($1,331,111), as compared to $ 214,850 as of December 31, 2001. This decrease was mainly due to $600,000 of borrowing from stockholders, to fund the daily operations of the Shanghai office and the increase in deferred franchise income by $451,585

      Net cash used in operations was ($174,177) in 2002 as compared to ($1,842,794) in 2001. This $1,668,617 change was primarily attributed to the collection of receivables from related parties and reductions of prepayments and other current assets, which totaled $2,228,000. In addition, non-cash items decreased by approximately $739,000 and other receivable collection periods decreased thereby converting receivables to cash faster and at the same time advanced collection of fees for services also increased when compare to 2001.

      Net cash used in investment activities amounted to $269,587 in 2002 as compared to $633,199 during 2001. This decrease was mainly due to a payment in 2001 of approximately $446,000 for a business purchased in 2000.

      Net cash provided by financing activities in 2002 was $537,000 as compared to $2,493,000 provided in 2001. The $1,956,000 difference was primarily attributed to proceeds from issuance of common stock of $1,787,000 in 2001.

      On April 2, 2003 the board of directors' approved the issuance of 6,000,000 shares of common stocks at a subscription price of $0.7 per share. The proceeds of the issuance will be used for the Company's expansion in Beijing, PRC.

      As of December 31, 2002, the Company has a total line of credit of $2,160,000 from certain banks and unused credit facility was $177,981. The Company is currently negotiating with a bank for a $3.6 million credit line to finance the operations in Shanghai.

      New Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individually deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM  7. FINANCIAL STATEMENTS

      The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of BDO International are presented beginning at page F-1.

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

      On January 24, 2003, the Company engaged the independent accounting firm of BDO International as independent auditors for the Company.

      The Company has not consulted with BDO International regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements during the most recent fiscal years to the date of appointment.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Our directors, executive officers and other significant employees and their ages and positions are as follows:

Name of Individual            Age      Position with company and subsidiaries
------------------            ---      --------------------------------------

Kuo-An Wang                   43       Chief Executive Officer, President and Director
Yu-En Chiu                    42       Chief Financial Officer, Secretary and Director
Suang-Yi Pai                  42       Director
Chin-Chen Huang               35       Director
Yu-Fang Lin                   26       Director



      Set forth below is a description of the backgrounds of each of the officers and directors of the Company:

      KUO-AN WANG has served as President and a director of the Company since October 2002. From 1999 to present, Mr. Wang has served as President of Kid Castle Internet Technology. From 1997 to 1999, Mr. Wang was President of Kid Castle Enterprise, Premier Holding Investment Property Ltd. and Global International Educational Investment Ltd.

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



                                      III-1

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), during fiscal 2002, no individual or entity was late with any Form 3, 4 or 5 filings.

ITEM  10. EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE

      The following table sets forth information for the fiscal years ended December 31, 2002, December 31, 2001, December 31, 2000 concerning the compensation paid and awarded to all individuals serving as our executive officers at December 31, 2002 and those officers or key employees who were employed during the year ended December 31, 2002 whose total annual salary and bonus during that year exceeded $100,000:





                                                                                          Other Annual           All Other
                                                     Annual Compensation                  Compensation         Compensation
                                        ----------------------------------------------    ------------         ------------
                                                             Salary          Bonus
Name and Principal Position              Year                  ($)             ($)              ($)
---------------------------              ----                  ---             ---              ---

Kuo-An Wang, Chief Executive Officer    2002(1)             $85,797                           $4,020(2)           $19,013(3)
    and President of the Company

Chin-Chung Hsu, President               2002(4)                  $0

Kevin B. Halter, Sr., President         2002(5)                  $0
                                        2001                     $0
                                        2000                     $0

Kevin B. Halter, Jr., Vice-President    2002(6)                  $0
    and Secretary                       2001                     $0
                                        2000                     $0

Yu-En Chiu, Chief Financial Officer     2002                $69,565(7)                        $3,167(8)           $14,818(9)
    and Secretary of the Company



(1)   Mr. Wang became CEO and President of the Company on October 1, 2002.

(2) Includes health, accident and labor insurance premiums in the aggregate amount of $2,843 and accrued retirement benefits under the Company's non-contributory defined benefit retirement plan in the amount of $1,177.

(3) Estimated annual retirement benefits of Mr. Wang under the Company's non-contributory defined benefit retirement plan.

(4)   Mr. Hsu resigned as President of the Company effective October 1, 2002.

(5)   Kevin Halter Sr. resigned as President of the Company effective June 6,
      2002.

(6) Kevin Halter Jr. resigned as Vice-President and Secretary of the Company effective June 6, 2002.

(7)   Mr. Chiu became CFO and Secretary of the Company on October 1, 2002.

(8) Includes health, accident and labor insurance premiums in the aggregate amount of $1,990 and accrued retirement benefits under the Company's non-contributory defined benefit retirement plan in the amount of $1,177.

(9) Estimated annual retirement benefits of Mr. Chiu under the Company's non-contributory defined benefit retirement plan.

EMPLOYMENT AGREEMENTS

      NONE.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      There were no grants of stock options during the fiscal year ended December 31, 2002. The Company has never granted any stock options.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

         The following table sets forth as of May 8, 2003, the number and percentage of the 15,074,330 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address                                                           Common Shares            Percent of Class
----------------                                                           -------------            ----------------
Kuo-An Wang
8th Floor, No. 98 Min Chuan Road, Hsien Tien                                  1,728,000                       11.46%
Taipei, Taiwan, R.O.C

Yu-En Chiu                                                                    1,296,000                        8.60%
8th Floor, No. 98 Min Chuan Road, Hsien Tien
Taipei, Taiwan, R.O.C

Suang-Yi Pai                                                                    460,080                        3.05%
No. 460-1, Chun Shan Road, Section 2, Hua-Tan
Taipei, Taiwan, R.O.C

Chin-Chen Huang                                                                 345,600                        2.29%
8th Floor, No. 98 Min Chuan Road, Hsien Tien
Taipei, Taiwan, R.O.C

Kuo-Ian Cheng                                                                 1,080,000                        7.16%
No. 575, Ho Kang Road, Ho Mei Town
Chang Hua Hsien, Taiwan

Yu-Fang Lin                                                                         -0-                           0%
No. 71, Wenhua 1st Road, Gueishan Shiang
Taoyuan, Taiwan, R.O.C

All officers and directors as a Group (5 persons)                             3,829,680                       24.41%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In May 2001, the Company received a loan from Mr, Yu-En Chiu, its Chief Financial Officer and Secretary and a stockholder, for working capital purposes in connection with its expansion into China. The loan is unsecured, bears no interest and has no fixed repayment terms. The outstanding amount under the loan as of December 31, 2002, was $108,652.

      On October 23, 2001, the Company entered into a loan agreement with Kuo-An Wang, its CEO and Principal, in the principal amount of 5,000,000 NTD (approximately $153,846). The loan is unsecured, carries interest at 6% per annum and has no fixed repayment terms. The outstanding principal amount under the loan, as of December 31, 2002, was $122,795.

      For the years ending December 31, 2002 and 2001, there were a number of related party transactions between affiliated companies. These transactions are more particularly described in Note 24 to the Company's financial statements. The applicable agreements will be filed in an amendment to this annual report on 10-KSB.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits


                                                                                 Incorporated by
                                                                                 Reference from        Exhibit No. in
 Exhibit Number                        Description                                  Document (1)       Referenced Document
 --------------                        -----------                                  ------------       -------------------
      10.1        Stock Purchase Agreement by and among Halter Capital
                  Corporation, Powerlink International Finance, Inc.
                  and Omni Doors, Inc. dated as of June 6, 2002.*

      10.2        Exchange Agreement by and among Kid Castle
                  Educational Corporation, Hi-Goal Development Corp., the shareholders of Hi-Goal and Kuo-An Wang, dated as of October 1, 2002.*

      10.3 Loan Agreement, dated as of November 1, 2000, by and between Kid Castle Internet Technology Corporation and Global
                  International Educational Investment, Ltd.

      10.4        Real Estate Buying/Selling Agreement, dated as of
                  April 2000, by and between Wonderful Internet
                  Technology and Yu-En Chiu.

      10.5 Loan Agreement, dated as of January 1, 2002, by and between Kid Castle Enterprises Limited and Kid Castle
                  Corporation.

      10.6 Loan Agreement, dated as of November 1, 2000, by and between Kid Castle Enterprises Limited and Kid Castle
                  Corporation.

      10.7        Loan Agreement, by and among, Kid Castle Internet
                  Technology Corporation (Borrower), Kuo-An Wang and
                  Yu-En Chiu (Guarantors) and the Bank of Panhsin.

      10.8 Agreement for Working Capital, dated as of September 5, 2002, by and among Cosmos Bank Taiwan, Kid Castle Internet
                  Technology Corporation ("Borrower"), Kuo-An Wang (Guarantor) and Yu-En Chiu ("Guarantor").

      10.9 Loan Approval Notice and Guarantee Agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet
                  Technology Corporation ("Borrower"), Kuo-An Wang
                  (Guarantor) and Yu-En Chiu (Guarantor).


                                                                                 Incorporated by
                                                                                 Reference from        Exhibit No. in
Exhibit Number                        Description                                  Document (1)       Referenced Document
--------------                        -----------                                  ------------       -------------------

     10.10 House Lease Agreement, dated as of April 20, 2001, by and between Real Estate Co. of Shanghai China
                  International Travel Service Co. Ltd. and Kid Castle
                  Internet Technology Corporation.

     10.11 Agreement for House Lease, dated as of November 15, 2002, by and between Kuo Ping Chung and Ching Liu (Lessors) and Kid
                  Castle Educational Corporation (Lessee).

     10.12 Lease Agreement, dated as of December 31, 1999, by and between Ji-Ru Chen (Lessor), Wonderful Internet Technology (Lessee) and Kid Castle Internet Technology (Guarantor).

     10.13 Lease Agreement, dated as of February 19, 2003, by and between Hung-Sen Kan and Kid Castle Internet Technology Corporation.

     10.14 Lease Agreement, dated as of May 20, 2000, by and between, Rei-Bi Wang (Lessor) and Kid Castle Internet Technology
                  Corporation (Lessee).

     10.15 Lease Agreement, dated as of October 24, 2002, by and between Shih-Ming Chen (Lessor), and Kid Castle Internet Technology
                  Corporation (Lessee) an Ming-Ji Tsao (Guarantor).


                                                                                 Incorporated by
                                                                                 Reference from        Exhibit No. in
Exhibit Number                        Description                                  Document (1)       Referenced Document
--------------                        -----------                                  ------------       -------------------

     10.16        Lease Agreement, by and between Tsong-Lian Lu and
                  Kid Castle Internet Technology Corporation.

     10.17 Lease Agreement, dated as of April 12, 2002, by and between Hwa Hwa Nan Plastics Mfg. Ind, Ltd. (Lessor) and Kid Castle
                  Internet Technology Corporation (Lessee).

     10.18 Lease Agreement, dated as of June 10, 2002, by and between Kid Castle Internet Technology Corporation and Chevady Educational Corporation.

     10.19 BVI Educational Investment Corporation Cooperative Agreement, dated as of May 16, 2001, by and among Ming-Tan Yang, Bing-Xiong Wang, Chun-Yuan Zhang, Yi-Yun Shu, Shu-Hui Wu,
                  Li-Mai Tzae, Ching-Ming Lee, Ji-Zhi Tsai, Shu-Hui Tu, Yi-Nan
                  Wu and Kid Castle Internet Technology Corporation.

     10.20 Loan Agreement, dated as of October 23, 2001, by and between Kid Castle Technology Corporation (Lender) and Kuo-An Wang
                  (Borrower).

     10.21 Loan Agreement, dated as of April 15, 2002, by and between His-Ming Pan and Higoal Developments Limited.

     10.22        Stock Purchase Agreement, dated as of October 1,
                  2002, by and between Kid Castle Educational
                  Corporation and Concourse Financial, Inc.

      99.1        Certifications of Kuo-An Wang, pursuant to 18 U.S.C.
                  1350.

      99.2        Certifications of Yu-En Chiu, pursuant to 18 U.S.C.
                  1350.

* Filed as part of a Current Report on Form 8-K filed with the Securities and Exchange Commission.

(b) Form 8-K Filings

July 2, 2002               Announcement of a change in control involving 2,830,926 shares of the
                           Company's common stock being sold by Haltar Capital Corporation to Powerlink
                           International Finance, Inc.

July 15, 2002              Announcement of the resignation of S.W. Hatfield, CPA as the Company's independent certified accountant.

November 21, 2002          Announcement of a change in the Company's fiscal year from June 30th to
                           December 31st.


ITEM 14. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of filing this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003

                                              KID CASTLE EDUCATIONAL CORPORATION


                                              By: /s/ Kuo-An Wang
                                                 -------------------------------
                                                  Kuo-An Wang, President

      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                        Title                                   Date
       ---------                                        -----                                   ----


/s/ Kuo-An Wang                               Director and President                         May 13, 2003
-----------------------------
Kuo-An Wang                                   (Principal Executive Officer)



/s/ Yu-En Chiu                                Chief Financial Officer and Secretary          May 13, 2003
-----------------------------
Yu-En Chiu                                    (Principal Financial and Accounting

                                              Officer)


 /s/ Suang-Yi Pai                             Director                                       May 13, 2003
-----------------------------
Suang-Yi Pai


/s/ Chin-Chen Huang                           Director                                       May 13, 2003
-----------------------------
Chin-Chen Huang


/s/ Yu-Fang Lin                               Director                                       May 13, 2003
-----------------------------
Yu-Fang Lin


                                 CERTIFICATIONS

I, KUO-AN WANG, certify that:

1. I have reviewed this annual report on Form 10 - KSB for Kid Castle Educational Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003                        /s/ Kuo-An Wang
                                 -----------------------------------------------
                                 KUO-AN WANG
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

                                 CERTIFICATIONS

I, YU-EN CHIU, certify that:

1. I have reviewed this annual report on Form 10 - KSB for Kid Castle Educational Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003                             /s/ Yu-En Chiu
                                   ---------------------------------------------
                                    YU-EN CHIU
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

                       KID CASTLE EDUCATIONAL CORPORATION

                   (FORMERLY KNOWN AS KING BALL INTERNATIONAL
                             TECHNOLOGY CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           PAGES

Report of Independent Auditors                             F - 1

Consolidated Balance Sheets                                F - 2

Consolidated Statements of Operations                      F - 3

Consolidated Statements of Comprehensive Loss              F - 4

Consolidated Statements of Stockholders' Equity            F - 5

Consolidated Statements of Cash Flows                  F - 6 - F -7

Notes to Consolidated Financial Statements            F - 8 - F - 30

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Kid Castle Educational Corporation
(Formerly known as King Ball International Technology Corporation)


We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, consolidated statements of comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kid Castle Educational Corporation and its subsidiaries as of December 31, 2002 and 2001 and the results of their operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

BDO INTERNATIONAL
Hong Kong, April 15, 2003

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                                       DECEMBER 31,        DECEMBER 31,
ASSETS                                                                     2002                2001
                                                                       ------------        ------------
CURRENT ASSETS
  Cash and bank balances                                               $   125,806         $    32,842
  Bank fixed deposits - pledged (Note 16)                                  148,398             136,767
  Accounts receivable, net (Note 3)                                      1,348,700           1,205,382
  Inventories, net (Note 4)                                              1,446,076             833,604
  Other receivables (Note 5)                                               319,415           1,130,563
  Prepayments and other current assets (Note 6)                            493,755             535,673
  Deferred income tax assets (Note 7)                                      805,075             791,080
                                                                       -----------         -----------
TOTAL CURRENT ASSETS                                                     4,687,225           4,665,911
Deferred income tax assets (Note 7)                                         84,503              47,675
Long-term investment (Note 8)                                                   --              14,306
Interest in an associate (Note 9)                                          312,051             300,000
Amount due from stockholder/director (Note 10)                             122,795              78,500
Property, plant and equipment, net  (Note 11)                            1,822,329           1,707,701
Intangible assets, net of amortization (Note 12)                         1,131,982           1,275,218
Deposits paid                                                              106,057             100,330
                                                                       -----------         -----------
TOTAL ASSETS                                                           $ 8,266,942         $ 8,189,641
                                                                       ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable (Note 13)                                           $ 1,713,315         $ 1,486,763
  Accrued expenses (Note 14)                                             1,059,265             356,583
  Amounts due to stockholders (Note 15)                                    606,208                  --
  Bank borrowings - maturing within one year (Note 16)                     842,581           1,138,427
  Other payables (Note 17)                                                 266,604             155,320
  Deposits received (Note 18)                                              104,624                  --
  Receipts in advance (Note 19)                                          1,425,739           1,032,852
  Income taxes payable                                                          --             252,993
  Obligation under capital leases due within one year (Note 20)                 --              28,123
                                                                       -----------         -----------
TOTAL CURRENT LIABILITIES                                                6,018,336           4,451,061

Bank borrowings - maturing after one year (Note 16)                      1,139,438             857,417
Deposits received (Note 18)                                                385,405             315,880
Provision for pension fund (Note 21)                                        87,197              33,991
                                                                       -----------         -----------
TOTAL LIABILITIES                                                        7,630,376           5,658,349
                                                                       -----------         -----------
COMMITMENTS AND CONTINGENCIES (Note 22)

STOCKHOLDERS' EQUITY
  Common stock, no par share: (Note 23)
    25,000,000 shares authorized; 15,074,329 and
      11,880,000 shares issued and outstanding at
      December 31, 2002 and 2001, respectively                           4,654,880           4,654,880
  Additional paid-in capital                                               194,021             204,021
  Legal reserve                                                             65,320              30,642
  Translation reserve                                                     (160,764)           (183,034)
  Accumulated deficits                                                  (4,116,891)         (2,175,217)
                                                                       -----------         -----------
                                                                           636,566           2,531,292
                                                                       -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 8,266,942         $ 8,189,641
                                                                       ===========         ===========


          See accompanying notes to consolidated financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)


                                                 YEAR ENDED            YEAR ENDED
                                              DECEMBER 31, 2002     DECEMBER 31, 2001
                                              -----------------     -----------------
REVENUE
   Sales of goods                               $  5,338,968         $  4,766,563
   Franchising income                              1,022,552              609,267
                                                ------------         ------------
                                                   6,361,520            5,375,830
                                                ------------         ------------
OPERATING COST
   Cost of goods sold                             (2,389,167)          (2,334,454)
   Cost of servicing                                (506,401)            (229,277)
                                                ------------         ------------
                                                  (2,895,568)          (2,563,731)
                                                ------------         ------------
GROSS PROFIT                                       3,465,952            2,812,099
OTHER OPERATING INCOME                               412,887              465,909
ADVERTISING COSTS                                   (116,364)            (160,632)

OTHER OPERATING EXPENSES                          (5,440,444)          (3,713,006)
                                                ------------         ------------
LOSS FROM OPERATIONS                              (1,677,969)            (595,630)

INTEREST INCOME                                       38,636               11,510

INTEREST EXPENSES                                   (295,039)            (145,591)

SHARE OF PROFIT OF AN ASSOCIATE                        9,043                   --
                                                ------------         ------------
LOSS BEFORE INCOME TAXES                          (1,925,329)            (729,711)

INCOME TAXES (Note 7)                                 18,333              158,713
                                                ------------         ------------
NET LOSS AFTER INCOME TAXES                     $ (1,906,996)        $   (570,998)
                                                ============         ============
LOSS PER SHARE - BASIC AND DILUTED              $     (0.150)        $     (0.048)
                                                ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING FOR CALCULATION OF
   BASIC AND DILUTED LOSS PER SHARE               12,684,945           11,880,000
                                                ============         ============


          See accompanying notes to consolidated financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in US Dollars)



                                                  YEAR ENDED          YEAR ENDED
                                              DECEMBER 31, 2002    DECEMBER 31, 2001
                                              -----------------    -----------------
NET LOSS                                         $(1,906,996)        $  (570,998)

OTHER COMPREHENSIVE LOSS
  Foreign currency translation adjustment             22,270             (70,337)
                                                 -----------         -----------
COMPREHENSIVE LOSS                               $(1,884,726)        $  (641,335)
                                                 ===========         ===========


          See accompanying notes to consolidated financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in US Dollars)

                                       COMMON STOCK          ADDITIONAL
                                    NUMBER                     PAID-IN         LEGAL      TRANSLATION    ACCUMULATED
                                  OF SHARES       AMOUNT       CAPITAL        RESERVE       RESERVE        DEFICITS        TOTAL
Balance, January 1, 2001          11,880,000   $ 4,654,880   $    97,701    $        --   $  (112,697)   $(1,573,577)   $ 3,066,307
Appropriation of legal reserve            --            --            --         30,642            --        (30,642)            --
Compensation for directors'
   salaries                               --            --       106,320             --            --             --        106,320
Foreign currency translation
   adjustment                             --            --            --             --       (70,337)            --        (70,337)
Net loss for 2001                         --            --            --             --            --       (570,998)      (570,998)
                                  ----------   -----------   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2001        11,880,000   $ 4,654,880   $   204,021    $    30,642   $  (183,034)   $(2,175,217)   $ 2,531,292
Merger transaction                 3,120,829            --       (10,000)            --            --             --        (10,000)
Issuance of common stock
   without consideration              73,500            --            --             --            --             --             --
Appropriation of legal reserve
   (Note 26)                              --            --            --         34,678            --        (34,678)            --
Foreign currency translation
   adjustment                             --            --            --             --        22,270             --         22,270
Net loss for 2002                         --            --            --             --            --     (1,906,996)    (1,906,996)
                                  ----------   -----------   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 2002        15,074,329   $ 4,654,880   $   194,021    $    65,320   $  (160,764)   $(4,116,891)   $   636,566
                  === ====        ==========   ===========   ===========    ===========   ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

                                                          YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(1,906,996)        $  (570,998)
   Adjustments to reconcile net loss to net cash
      used in operating activities
   Depreciation of property, plant and equipment            116,612              83,719
   Loss on disposal of property, plant and
      equipment                                               1,434              15,491
   Allowance for doubtful debts                             136,385              43,283
   Allowance for obsolete inventories                        42,630             790,030
   Amortization of intangible assets                        156,588             159,548
   Share of profit of an associate                           (9,043)                 --
   Impairment loss on long term investment                   14,493                  --
   Non-cash compensation for directors' salaries                 --             106,320
   (Increase)/decrease in:
   Accounts receivable                                     (267,890)           (445,796)
   Inventories                                             (648,421)         (1,091,203)
   Other receivables                                        824,970          (1,039,272)
   Prepayments and other current assets                      47,474            (316,016)
   Deferred income tax assets                               (42,461)           (292,226)
   Deposits paid                                             (4,727)             13,158
   Increase/(decrease) in:
   Accounts payable                                         202,098             158,354
   Accrued expenses                                         700,929             148,735
   Other payables                                           110,031              61,968
   Receipts in advance                                      383,547             (21,575)
   Income taxes payable                                    (256,293)            133,367
   Deposits received                                        171,449             194,330
   Provision for pension cost                                53,014              25,989
                                                        -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                      (174,177)         (1,842,794)
                                                        -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired                       --            (445,826)
Purchase of property, plant and equipment                  (215,682)            (21,948)
Amount due from stockholder/director                        (43,627)            (81,027)
Purchase of long term investment                                 --             (14,767)
Bank fixed deposits - pledged                               (10,278)            (69,631)
                                                        -----------         -----------
Net cash used in investing activities                      (269,587)           (633,199)
                                                        -----------         -----------


          See accompanying notes to consolidated financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Expressed in US Dollars)

                                                        YEAR ENDED           YEAR ENDED
                                                     DECEMBER 31, 2002   DECEMBER 31, 2001
                                                     -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank term loans                          $    75,111         $   453,142
Proceeds from amounts due to stockholders                  599,262                  --
Repayment of short term loan                               (57,971)                 --
Repayment of mortgage loan                                 (51,252)             (8,325)
Repayments of capital element of capital leases            (28,490)            (38,832)
Repayment for amount to stockholder/director                    --            (880,770)
Proceeds from issuance of common stock                          --           1,786,769
Proceeds from short term bank loan                              --             443,001
Proceeds from mortgage loan                                     --             738,334
                                                       -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  536,660           2,493,319
                                                       -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   92,896              17,326

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                         68              (1,457)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              32,842              16,973
                                                       -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $   125,806         $    32,842
                                                       ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Interest paid                                          $   295,039         $   145,359
Income taxes paid                                      $   317,675         $       147
                                                       ===========         ===========


          See accompanying notes to consolidated financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kid Castle Internet Technologies Limited ("KCIT") was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China ("Taiwan") as a limited liability company which was originally named as Wonderland Internet Technologies Limited. The Company is engaged in the business of children education focusing on the English language. The business comprises publication, sales and distribution of related books, magazines, audio and video tapes and compact disc, franchising and sales of merchandises complementary to the business.

KCIT commenced operations in April 2000 when it acquired the above business from a related company, Kid Castle Enterprises Limited ("KCE") which was owned by two directors and stockholders of KCIT.

On March 9, 2001, KCIT incorporated a wholly-owned subsidiary, Premier Holding Investment Property Limited ("Premier") incorporated in the British Virgin Islands, which held the entire common stocks of Higoal Developments Limited ("Higoal") incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited ("KCES") in the People's Republic of China (the "PRC"). The existing operations are principally located in Taiwan and are being expanded in the PRC.

During the year ended December 31, 2002, KCIT has undertaken a series of group restructuring. The wholly-owned subsidiary of KCIT, Premier which held the entire issued common shares of Higoal has been removed from the Group. Thereafter, KCIT became an immediate holding company of Higoal.

On September 18, 2002, Higoal issued 11,880,000 common stock to the stockholders of KCIT in exchange of 100% of the issued and fully paid up 11,880,000 common stock of KCIT. This transaction was a reorganization as the there was no change in the stockholders of Higoal and KCIT before and after the transaction.

On October 1, 2002, Kid Castle Educational Corporation, formerly King Ball International Technology Limited Corporation ("the Company") entered into an exchange agreement with Higoal whereby the Company issued to the stockholders of Higoal 11,880,000 authorized but unissued shares of common stock of the Company in exchange of 100% of the issued and fully paid up capital of Higoal. The closing date of this exchange transaction was October 1, 2002.

As a result of the acquisition, the former stockholders of Higoal hold a majority interest in the combined entity of the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Higoal is deemed to have purchased the Company. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The Company, Higoal and its subsidiaries collectively are referred to as the Group.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

The historical consolidated financial statements prior to October 1, 2002 are those of Higoal. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Higoal.

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and present the financial statements of the Company and its subsidiaries. All material inter-company transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currency of the Company is US$ and the financial records are maintained and the financial statements are prepared in US$. The functional currency of Higoal and its subsidiaries other than KCES is New Taiwan Dollars ("NT$") and the financial records are maintained and the financial statements are prepared in NT$. The functional currency of KCES is Renminbi ("RMB") and the financial records are maintained and the financial statements are prepared in RMB.

For the Company, foreign currency transactions during the year are translated into US$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at year end exchange rates. All exchange differences are dealt with in the statement of operations.

For Higoal and its subsidiaries other than KCES, foreign currency transactions during the year are translated into NT$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into NT$ at year end exchange rates. All exchange differences are dealt with in the statement of operations.

For KCES, foreign currency transactions during the year are translated into RMB at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into RMB at year end exchange rates. All exchange differences are dealt with in the statement of operations.

For the purpose of preparing the Company's consolidated financial statements, the statement of operations of KCES prepared in RMB have been translated at the average exchange rates of NT$4.167 = RMB1.00 (2001:NT$4.138 = RMB1.00) and the balance sheet expressed in RMB have been translated at the exchange rate of NT$4.184 = RMB1.00 (2001: NT$4.244 = RMB1.00) ruling as of December 31, 2002.
Translation adjustments are included as a component of stockholders' equity.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

For presentation of the Company's consolidated financial statements, the consolidated statement of operations and consolidated statement of cash flows of Higoal prepared in NT$ have been translated at the average exchange rate of US$1.00 = NT$34.50 (2001: US$1.00 = NT$33.86) and the consolidated balance sheet of Higoal expressed in NT$ have been translated at the exchange rate of US$1.00 = NT$34.60 (2001: US$1.00 = NT$34.95) ruling as of December 31, 2002.
Translation adjustments are included as a component of stockholders' equity.

REVENUE RECOGNITION

Sales of books, magazines, audio and video tapes, compact disc and other merchandises are recognised as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

Franchising income is recognized on a straight-line basis over the terms of the relevant franchise agreements.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition, and is calculated using the weighted average method. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                     ESTIMATED
                                    USEFUL LIFE
                                    (IN YEARS)
                                    -----------
Freehold land                       Indefinite
Buildings                               50
Furniture and fixtures                  4-8
Transportation equipment                 5
Miscellaneous equipment                3-10

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - Continued

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION - CONTINUED

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Group does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Group measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

ADVERTISING COSTS

All advertising costs incurred in the promotion of the Group's products and services are expensed as incurred.

INCOME TAXES

The Company and its subsidiaries accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is not considered more likely than not that the deferred tax assets will be realized.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2002 and 2001 because of the relatively short-term maturity of these instruments.

USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting, by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure provisions of FIN No. 45 are effective for the Company as of December 31, 2002. The Group currently does not provide any guarantees.

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

INVESTMENTS

Investments in other companies in which, through ownership and other factors, the Company has significant influence, but less than a majority of the voting common stock are accounted for under the equity method. Under the equity method the Company includes its share of the investee's income or loss in its results of operations. All other investments are accounted for under the cost method.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES - CONTINUED

INTANGIBLE ASSETS

Franchises and copyrights are stated at cost and amortized on the straight-line method over their estimated useful lives of 10 years.

NET EARNINGS PER COMMON SHARE

The Company computes net earnings per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share gives effect to common stock equivalents.

NOTE 3 - ACCOUNTS RECEIVABLE

                                                                  DECEMBER 31,        DECEMBER 31,
                                                                     2002                 2001
                                                                  ------------        ------------
Accounts receivable
 - Third parties                                                  $ 1,620,206         $ 1,138,044
 - Related parties (Note 24 (B)(vii))                                  12,285             213,658
                                                                  -----------         -----------
Total                                                               1,632,491           1,351,702
Less: Allowance for doubtful collections and sales returns           (283,791)           (146,320)
                                                                  -----------         -----------
Accounts receivable, net                                          $ 1,348,700         $ 1,205,382
                                                                  ===========         ===========

NOTE 4 - INVENTORIES

                                                DECEMBER 31,        DECEMBER 31,
                                                    2002                2001
                                                ------------        ------------
Work in progress                                $    39,211         $     2,382
Finished goods and other merchandises             2,158,533           3,199,732
                                                -----------         -----------
                                                  2,197,744           3,202,114
Less: Allowance for obsolete inventories           (751,668)         (2,368,510)
                                                -----------         -----------
                                                $ 1,446,076         $   833,604
                                                ===========         ===========

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 5 - OTHER RECEIVABLES

                                                          DECEMBER 31,       DECEMBER 31,
                                                              2002               2001
                                                          ------------       ------------
Tax paid on behalf of landlord                             $      695        $    2,580
Advances to staff                                               2,490             1,995
Penalties receivable                                           17,892            22,890
Rental deposits                                                22,335                --
Other receivables                                              15,646           118,683
                                                           ----------        ----------
Third parties                                                  59,058           146,148
Amount due from a related company - KCE (note i)               13,188           756,503
Amount due from an associate - Global International
   Education Investment Ltd. (note ii)                        247,169           227,912
                                                           ----------        ----------
                                                           $  319,415        $1,130,563
                                                           ==========        ==========

Notes:

(i) The amount due from KCE is unsecured, carries interest at 6% per annum (2001: 2% per annum) and has no fixed repayment term.

(ii) The amount due from Global International Education Investment Ltd. is unsecured, carries interest at 6% per annum and has no fixed repayment term.


NOTE 6 - PREPAYMENTS AND OTHER CURRENT ASSETS

                         DECEMBER 31,     DECEMBER 31,
                            2002             2001
                         ------------     ------------
Prepayments                $148,881        $104,891
Temporary payments          297,212         427,376
VAT tax recoverable          18,866              --
Tax recoverable              28,796              --
Others                           --           3,406
                           --------        --------
                           $493,755        $535,673
                           ========        ========

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 7 - INCOME TAXES

The income taxes of the Group are substantially attributable to the operations in Taiwan whose statutory tax rate is 25%.

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2002            2001
                                                    ------------    ------------
The income taxes charge/(credit) consisted of:
  Income taxes                                       $      --       $ 124,273
  Deferred income taxes                                (50,837)       (292,226)
  Tax on undistributed earnings                         32,504           9,240
                                                     ---------       ---------

                                                     $ (18,333)      $(158,713)
                                                     =========       =========

The principal differences between taxes on income computed at the applicable statutory income tax rate in Taiwan and recorded income tax credit are as follows:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2002            2001
                                                    ------------    ------------
Income taxes credit calculated on applicable
  statutory tax rates                                $(481,347)      $(182,428)
Lower effective income tax rates of other
  countries                                            154,019              --
Non-taxable income                                     (18,940)        (15,037)
Non-deductible expenses                                295,431          29,512
Tax on undistributed earnings                           32,504           9,240
                                                     ---------       ---------

Income taxes credit as recorded
  in statement of operations                         $ (18,333)      $(158,713)
                                                     =========       =========

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 7 - INCOME TAXES - CONTINUED

Significant components of the estimated deferred income tax assets as of December 31, 2002 and 2001 are as follows:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
Deferred income tax assets - current assets
    Allowance for sales returns                        $     --       $ 12,640
    Allowance for doubtful debts                         68,478         24,724
    Allowance for obsolete inventories                  186,711        592,128
    Web site design costs                                34,647         71,196
    Pre-operating expenses                               14,941         32,803
    Future benefit of tax losses                        351,093             --
    Others                                              149,205         57,589
                                                       --------       --------
                                                        805,075        791,080
                                                       --------       --------
Deferred income tax assets - non-current assets
    Provision for pension fund                           21,799          8,498
    Amortization of intangible assets                    59,091         39,177
    Provision for diminution in value of long
     term investment                                      3,613             --
                                                       --------       --------
                                                       $ 84,503       $ 47,675
                                                       --------       --------

Total deferred income tax assets                       $889,578       $838,755
                                                       ========       ========

At December 31, 2002, certain subsidiaries have net operating losses of approximately $1,437,000 carried forward available to offset future taxable income. The losses will expire in 2007.

The Company's net operating loss carried forward to offset future taxable income is insignificant.

NOTE 8 - LONG TERM INVESTMENT

                                                  DECEMBER 31,      DECEMBER 31,
                                                      2002              2001
                                                  ------------      ------------
DG Global Inc. ("DG Global")
   Investment cost                                  $ 14,306          $ 14,306
   Less: Impairment loss                             (14,306)               --
                                                    --------          --------

                                                    $     --          $ 14,306
                                                    ========          ========

DG Global was incorporated in Taiwan on March 29, 2001 and is 6.67% owned by the Group. Its principal activity is investment holding.

In view of significant operating losses sustained by DG Global as at December 31, 2002, the directors are of the opinion that the investment cost of DG Global may not be recoverable. Accordingly, impairment loss on the investment was made in the current year.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 9 - INTEREST IN AN ASSOCIATE

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
Global International Education Investment Ltd.
    ("Global International")
 Investment cost                                       $300,000       $300,000
 Translation adjustment                                   3,035             --
 Share of profit                                          9,016             --
                                                       --------       --------

                                                       $312,051       $300,000
                                                       ========       ========

On May 16, 2001, the Group entered into an agreement with other subscribers of Global International, a company incorporated in the British Virgin Islands which is principally engaged in operation of kindergartens and schools under the franchise of the Group in the PRC, whereby the Group is required to be responsible for the management and operation of Global International's English-teaching schools. In return, six shares of common stock valued at $50,000 each of Global International were allotted to the Group. As the six shares of common stock account for 15% equity interest in Global International and the chairman of the Group has been appointed as the chairman of Global International it has been determined that the Group has significant influence and should therefore account for its interest on the equity method.

The cost of investment in Global International is accounted for in the financial statements based on the amount of the cash per share that was contributed by the other investors.

Global International was at its initial stage of operation and did not have significant results for the year ended December 31, 2001.

NOTE 10 - AMOUNT DUE FROM STOCKHOLDER/DIRECTOR

The balance of $122,795 represents an amount due from a stockholder and officer of the Company. The amount was loaned to the officer to finance his individual investment in Global International. The loan is unsecured, carries interest at 6% per annum and has no fixed payment term, however, the Group expects it to be repaid in full in 2003.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

                                               DECEMBER 31,         DECEMBER 31,
                                                   2002                 2001
                                               ------------         ------------
Freehold land                                  $   530,937          $   525,620
Buildings                                          867,052              858,369
Furniture and fixtures                             250,301              172,144
Transportation equipment                            78,394               77,609
Miscellaneous equipment                            340,173              201,066
                                               -----------          -----------

                                                 2,066,857            1,834,808
Less: Accumulated depreciation                    (244,528)            (127,107)
                                               -----------          -----------

                                               $ 1,822,329          $ 1,707,701
                                               ===========          ===========

The land and buildings at 8 floor, No. 98 Min Chuan Road, Hsin-Tien City, Taipei City, Taiwan, with carrying cost of $1,351,708 (2001: $1,383,989) purchased from a director are pledged to a bank to secure a bank loan (Note 16(ii)) granted on October 5, 2001.

Depreciation charged to the operations was $116,612 and $83,719 for the years ended December 31, 2002 and 2001 respectively.

The transportation equipment with gross carrying amount of $78,394 (2001:
$77,609) and accumulated depreciation of $30,246 (2001: $17,008) as at December 31, 2002 were acquired under capital leases which were fully repaid in 2002.

NOTE 12 - INTANGIBLE ASSETS

                                               DECEMBER 31,         DECEMBER 31,
                                                   2002                 2001
                                               -----------          -----------
GROSS CARRYING AMOUNT
   Franchise                                   $   983,321          $   973,473
   Copyrights                                      578,034              572,246
                                               -----------          -----------

                                                 1,561,355            1,545,719
                                               -----------          -----------
LESS: ACCUMULATED AMORTIZATION
   Franchise                                      (270,414)            (170,358)
   Copyrights                                     (158,959)            (100,143)
                                               -----------          -----------

                                                  (429,373)            (270,501)
                                               -----------          -----------

                                               $ 1,131,982          $ 1,275,218
                                               ===========          ===========

Amortization charged to operations was $156,588 and $159,548 for the years ended December 31, 2002 and 2001 respectively.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 12 - INTANGIBLE ASSETS - CONTINUED

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2003                                                                  $  156,588
2004                                                                     156,588
2005                                                                     156,588
2006                                                                     156,588
2007                                                                     156,588
                                                                      ----------

                                                                      $  782,940
                                                                      ==========


NOTE 13 - ACCOUNTS PAYABLE

The balances as at December 31, 2002 and 2001 included an amount due to KCE, a related company, of $4,133 and $3,612 respectively.

NOTE 14 - ACCRUED EXPENSES

                                                DECEMBER 31,        DECEMBER 31,
                                                    2002                2001
                                                ------------        ------------
Accrued payrolls                                 $  271,578          $  205,214
Accrued transaction expenses                        506,215                  --
Others                                              281,472             151,369
                                                 ----------          ----------

                                                 $1,059,265          $  356,583
                                                 ==========          ==========


NOTE 15 - AMOUNTS DUE TO STOCKHOLDERS

The amounts due to stockholders are unsecured, carry interest at 25% per annum and have no fixed repayment terms.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 16 - BANK BORROWINGS

                                                     DECEMBER 31,   DECEMBER 31,
                                             NOTES       2002           2001
                                                     ------------   ------------
Bank term loans                               (i)     $  943,004     $  859,417
Mortgage loan                                 (ii)       663,292        707,242
Short term bank loan                         (iii)       375,723        429,185
                                                      ----------     ----------

                                                       1,982,019      1,995,844
                                                      ----------     ----------
Less:  Balances maturing within one year
         included in current liabilities
       Bank term loans                                   411,501        658,680
       Mortgage loan                                      55,357         50,562
       Short term bank loan                              375,723        429,185
                                                      ----------     ----------

                                                         842,581      1,138,427
                                                      ----------     ----------

Bank borrowings maturing after one year               $1,139,438     $  857,417
                                                      ==========     ==========

Notes:

(i) The balance represents bank loans which are pledged by post-dated checks amounting to $1,304,521 (2001: $1,179,689) received from franchisees and the Group's bank fixed deposits of $61,693 and $50,930 as at years ended December 31, 2002 and 2001 respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The applicable interest rates ranged from 7.78% to 9.11% per annum for the year ended December 31, 2002. The interest expenses charged to operations for the year ended December 31, 2002 amounted to $86,740 (2001: $53,711).

(ii) The loan was granted by a bank on October 5, 2001 to finance the purchase of land and buildings (Note 11), which are pledged to the bank. The loan is fully repayable within 10 years subject to review every 3 years and carries interest at Taiwan basic borrowing rate minus 0.43% per annum. The applicable interest rates ranged from 7.00% to 7.37% per annum for the year ended December 31, 2002. The interest expenses charged to operations for the year ended December 31, 2002 amounted to $51,523 (2001: $13,200).

(iii) The loan was obtained to finance the Group's operations and is secured by the Group's fixed deposits of $86,705 and $85,837 as at years ended December 31, 2002 and 2001 respectively, together with personal guarantees given by two directors and stockholders of the Company. The loan, which carries at Taiwan basic borrowing rate minus 0.92% per annum, is wholly repayable on October 7, 2003. The applicable interest rates ranged from 6.92% to 7.64% per annum in respect of the year ended December 31, 2002. The interest expenses charged to operations for the year ended December 31, 2002 amounted to $31,527 (2001: $40,590).

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 17 - OTHER PAYABLES

The balance of $266,604 includes an amount of $108,652 payable to a stockholder/director, Mr. Yu-En Chiu. The amount is interest free, unsecured and has no fixed repayment term.

NOTE 18 - DEPOSITS RECEIVED

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
Deposits received                                     $ 490,029      $ 315,880
Less: Amount refundable within one year included
         in current liabilities                        (104,624)            --
                                                      ---------      ---------

Amount due after one year                             $ 385,405      $ 315,880
                                                      =========      =========

The balance represents deposits received from franchisees for their due performance under the franchise agreements. The deposits are refundable to franchisees upon expiration of the franchise agreements, which are usually with a three-year period.

NOTE 19 - RECEIPTS IN ADVANCE

                                                   DECEMBER 31,     DECEMBER 31,
                                        NOTES          2002             2001
                                                   ------------     ------------
Sales deposits received                  (i)       $    325,233     $    177,297
Franchising income received              (ii)           875,274          425,511
Subscription fees received              (iii)           225,162          430,044
Other                                                        70               --
                                                   ------------     ------------
                                                   $  1,425,739     $  1,032,852
                                                   ============     ============

Notes:

(i) The balance represents receipts in advance from customers for goods sold to them.

(ii) The balance represents franchising income received in advance which is attributable to the periods after the respective year end dates.

(iii) The balance represents subscription fees received in advance for subscription of magazines published by the Group.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 20 - OBLIGATION UNDER CAPITAL LEASES

The Group leases transportation equipment under a number of capital lease agreements. There is no agreement for contingent rent payments.

The future minimum lease payments are as follows:

                                                                          PRESENT VALUE OF
                                         MINIMUM LEASE PAYMENTS        MINIMUM LEASE PAYMENTS
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                           2002           2001           2002          2001
                                       ------------   ------------   ------------  ------------
Amounts payable under capital
  leases in 2002                        $      --      $ 29,600       $      --      $ 28,123
Less: Future finance charge                    --        (1,477)             --            --
                                        ---------      --------       ---------      --------

Future minimum payments due within
one year                                $      --      $ 28,123       $      --      $ 28,123
                                        =========      ========       =========      ========



NOTE 21 - RETIREMENT PLANS

In accordance with the relevant labor laws in Taiwan, the Group has maintained a non-contributory defined benefit retirement plan for its employees in Taiwan. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in Taiwan. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the relevant labor laws in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

The net periodic pension cost is as follows:

                                                      YEAR ENDED     YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
Service cost                                           $51,246        $24,778
Interest cost                                            1,594            400
Expected return on plan assets                              --             --
Amortization of net transition amount                       --             --
Amortization of prior service cost                          --             --
Amortization of unrecognized (gain) /loss                   --             --
                                                       -------        -------

Net periodic pension cost                              $52,840        $25,178
                                                       =======        =======

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 21 - RETIREMENT PLANS - CONTINUED

The net pension amount recognized in the consolidated balance sheet as at December 31, 2002 and 2001 is as follows:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
Benefit obligation at beginning of year               $  41,659      $   9,316
Translation reserve                                      (7,302)          (503)
Service cost on benefits earned during the period        51,246         24,778
Member contributions                                         --             --
Interest cost                                             1,594            400
Actuarial (gain)/loss                                    32,455          7,668
Benefits paid                                                --             --
                                                      ---------      ---------

Benefit obligation at end of year                     $ 119,652      $  41,659
                                                      =========      =========

Changes in plan assets are as follows:

                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         2002           2001
                                                                     ------------   ------------
Fair value of plan assets at beginning of year                        $      --      $      --
Actual return on plan assets                                                 --             --
Employer contribution                                                        --             --
Employee contribution                                                        --             --
Benefits paid                                                                --             --
                                                                      ---------      ---------

Fair value of plan assets at end of year                              $      --      $      --
                                                                      =========      =========

Funded status                                                         $(119,652)     $ (41,659)
Unrecognized net transition amount                                           --             --
Unrecognized prior service cost                                              --             --
Unrecognized net actuarial (gain)/loss                                   32,455          7,668
                                                                      ---------      ---------

Net amount recognized                                                 $ (87,197)     $ (33,991)
                                                                      =========      =========

Amounts recognized in the consolidated balance sheet consists of:

Prepaid pension cost                                                  $      --      $      --
Accrued pension cost                                                    (87,197)       (33,991)
Intangible asset                                                             --             --
Accumulated other comprehensive income                                       --             --
                                                                      ---------      ---------

Net amount recognized                                                 $ (87,197)     $ (33,991)
                                                                      =========      =========

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 21 - RETIREMENT PLANS - CONTINUED

Actuarial assumptions used:

                                                DECEMBER 31,        DECEMBER 31,
                                                    2002                2001
                                                ------------        ------------
Discount rate                                       3.75%                4.5%
Salary increase rate                                   2%                  3%
Expected return on plan assets                       N/A                 N/A

The Group also makes defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by the Group in respect of the year ended December 31, 2002 amounted to $41,466. The contributions in respect of the year ended December 31, 2001 were insignificant.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENT

During the years ended December 31, 2002 and 2001, the Group incurred lease expenses amounting to $198,478 and $164,596 respectively. As of December 31, 2002, the Group's future minimum lease payments under non-cancellable operating leases expiring in excess of one year are as follows:

Year ending December 31,
  2003                                                                $  273,864
  2004                                                                   181,743
  2005                                                                    70,809
  2006                                                                    29,480
  2007                                                                    13,020
                                                                      ----------

                                                                      $  568,916
                                                                      ==========


NOTE 23 - COMMON STOCK

Pursuant to an exchange agreement effective on October 1, 2002, the Company issued to the stockholders of Higoal 11,880,000 authorized but unissued shares of common stock of the Company in exchange of 100% of the issued and fully paid up capital of Higoal.

The issued and outstanding common stock of the Company immediately prior to the above share exchange was 3,120,829 shares. All shares and per share data prior to October 1, 2002 have been restated to reflect the stock issuance as a recapitalization of Higoal.

On October 2, 2002, the Company issued 73,500 shares of common stock to a stockholder, Halter Captial Corporation, pursuant to certain anti-dilution terms set forth in an stock exchange agreement dated June 6, 2002.

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 24 - RELATED PARTY TRANSACTIONS

A. Names of related parties and relationship with the Company are as follows:

         Names of related parties                          Relationship with the Company
         ----------------------------------------------    ------------------------------------------
         Mr. Kuo-An Wang                                   He is a director, stockholder
                                                              and chairman of the Company

         Mr. Yu-Eng Chiu                                   He is a director, stockholder
                                                              and vice chairman of the Company

         Global International Education Investment Ltd.       It is an associate and its chairman
                                                              and one of its stockholders is
                                                               Mr. Kuo-An Wang

         Kid Castle Enterprises Limited ("KCE")            Its two directors and stockholders are Mr.
                                                              Kuo-An Wang and Mr. Yu-Eng Chiu

         Chevady Culture Enterprise Limited                Its chairman is Mr. Kuo-An Wang
           ("CCE")

         Private Kid Castle Short Term Language            Its vice chairman is Mr. Yu-Eng Chiu
           Cram School ("PKC Language")

         Taipei Country Private Chevady                    Its vice chairman is Mr. Yu-Eng Chiu
           Preschool ("TCP Chevady")

         Taipei Country Private Chung-hua                  Its vice chairman is Mr. Yu-Eng Chiu
           Preschool ("TCP Chung-hua")

         Taipei Country Private Wonderland                 Its vice chairman is Mr. Yu-Eng Chiu
           Preschool ("TCP Wonderland")

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 24 - RELATED PARTY TRANSACTIONS - CONTINUED

B. Significant transactions and balances with related parties are as follows:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2002            2001
                                                    ------------    ------------
(i)    Sales to:
       - PKC Language                               $     52,618    $     56,648
       - TCP Chevady                                      26,379          18,245
       - TCP Chung-hua                                    33,200          23,581
       - TCP Wonderland                                   26,378          18,245
                                                    ------------    ------------

                                                    $    138,575    $    116,719
                                                    ============    ============


(ii)   Rental income from:
       - KCE                                        $     34,783    $     35,440
       - CCE                                                 870              --
                                                    ------------    ------------

                                                    $     35,653    $     35,440
                                                    ============    ============


(iii)  Franchising income from:
       - TCP Chevady                                $      3,478    $         --
       - TCP Wonderland                                    3,478              --
                                                    ------------    ------------

                                                    $      6,956    $         --
                                                    ============    ============


(iv)   Interest income from:
       - KCE                                        $     13,227    $      4,194
       - An associate, Global International               14,806           3,522
       - A director/stockholder, Mr. Kuo-An Wang           4,506           1,213
                                                    ------------    ------------

                                                    $     32,539    $      8,929
                                                    ============    ============


(v)    Interest expenses to stockholders             $    108,338       $         --
                                                     ============       ============

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 24 - RELATED PARTY TRANSACTIONS - CONTINUED

(vi) The two directors and stockholders, Mr. Kuo-An Wang and Mr. Yu-Eng Chiu, have given personal guarantees to a bank for a short term bank loan of $375,723 (2001: 429,185) granted to the Company (Note 16
         (iii)).

         The directors of the Company are of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms which approximate the normal commercial terms.

(vii) In addition to those balances with related parties disclosed in Notes 3, 5, 10, 13, 15 and 17 to these financial statements, significant balances with related parties included in accounts receivable are as follows:

                                                 DECEMBER 31,       DECEMBER 31,
Name of related parties                              2002               2001
-----------------------                          ------------       ------------
- KCE                                              $  5,484           $198,946
- PKC Language                                        2,777              3,476
- TCP Chung-hua                                       2,054              5,070
- TCP Chevady                                           985              3,083
- TCP Wonderland                                        985              3,083
                                                   --------           --------

                                                   $ 12,285           $213,658
                                                   ========           ========

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 25 - GEOGRAPHICAL SEGMENTS

The Group is principally engaged in the business of children education focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographic segment is as follows:

                      TAIWAN                      THE PRC                     TOTAL                     CORPORATE
             ------------------------    ------------------------    ------------------------    ------------------------
              DECEMBER      DECEMBER      DECEMBER      DECEMBER      DECEMBER      DECEMBER      DECEMBER      DECEMBER
              31, 2002      31, 2001      31, 2002      31, 2001      31, 2002      31, 2001      31, 2002      31, 2001
REVENUE
External
  sales      $6,108,300    $5,371,402    $  253,220    $    4,428    $6,361,520    $5,375,830    $       --    $       --

Inter-
  segment
  sales         151,374            --            --            --       151,374            --            --            --
             ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------

             $6,259,674    $5,371,402    $  253,220    $    4,428    $6,512,894    $5,375,830    $       --    $       --
             ==========    ==========    ==========    ==========    ==========    ==========    ==========    ==========

                    ELIMINATION                 CONSOLIDATED
             -------------------------    ------------------------
              DECEMBER       DECEMBER      DECEMBER      DECEMBER
              31, 2002       31, 2001      31, 2002      31, 2001
REVENUE
External
  sales      $       --     $       --    $6,361,520    $5,375,830

Inter-
  segment
  sales        (151,374)            --            --            --
             ----------     ----------    ----------    ----------

             $ (151,374)    $       --    $6,361,520    $5,375,830
             ==========     ==========    ==========    ==========

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 25 - GEOGRAPHICAL SEGMENTS - CONTINUED

                              TAIWAN                          THE PRC                         TOTAL
                   ----------------------------    ----------------------------    ----------------------------
                     DECEMBER        DECEMBER        DECEMBER         DECEMBER       DECEMBER        DECEMBER
                     31, 2002        31, 2001        31, 2002         31, 2001       31, 2002        31, 2001
DEPRECIATION
  AND
  AMORTIZATION     $   250,295     $   242,905     $    22,905     $       362     $   273,200     $   243,267
                   ===========     ===========     ===========     ===========     ===========     ===========

SEGMENT RESULTS
Profit/(loss)
  from
  operations       $   426,486     $  (392,909)    $(1,389,055)    $  (199,074)    $  (962,569)    $  (591,983)

Interest income         38,614          11,510              --              --          38,614          11,510

Interest
  expenses            (184,969)       (145,359)         (1,418)           (232)       (186,387)       (145,591)

Share of profit
  of an
  associate                 --              --           9,043              --           9,043              --
                   -----------     -----------     -----------     -----------     -----------     -----------

Profit/(loss)
  before
  income taxes         280,131        (526,758)     (1,381,430)       (199,306)     (1,101,299)       (726,064)

Income taxes          (147,188)        103,852         165,521          54,861          18,333         158,713
                   -----------     -----------     -----------     -----------     -----------     -----------

Net income/
  (loss) after
  income taxes     $   132,943     $  (422,906)    $(1,215,909)    $  (144,445)    $(1,082,966)    $  (567,351)
                   ===========     ===========     ===========     ===========     ===========     ===========

CAPITAL
  EXPENDITURES     $    78,210     $     2,798     $   137,472     $    19,150     $   215,682     $    21,948
                   ===========     ===========     ===========     ===========     ===========     ===========

TOTAL ASSETS       $ 7,074,406     $ 7,711,303     $ 1,296,912     $   486,345     $ 8,371,318     $ 8,197,648
                   ===========     ===========     ===========     ===========     ===========     ===========

                            CORPORATE                      ELIMINATION                    CONSOLIDATED
                   ----------------------------    ---------------------------    ----------------------------
                     DECEMBER        DECEMBER        DECEMBER        DECEMBER       DECEMBER        DECEMBER
                     31, 2002        31, 2001        31, 2002        31, 2001       31, 2002        31, 2001
DEPRECIATION
  AND
  AMORTIZATION     $        --     $        --     $        --     $        --    $   273,200     $   243,267
                   ===========     ===========     ===========     ===========    ===========     ===========

SEGMENT RESULTS
Profit/(loss)
  from
  operations       $  (610,154)    $    (3,647)    $  (105,246)    $        --    $(1,677,969)    $  (595,630)

Interest income             22              --              --              --         38,636          11,510

Interest
  expenses            (108,652)             --              --              --       (295,039)       (145,591)

Share of profit
  of an
  associate                 --              --              --              --          9,043              --
                   -----------     -----------     -----------     -----------    -----------     -----------

Profit/(loss)
  before
  income taxes        (718,784)         (3,647)       (105,246)             --     (1,925,329)       (729,711)

Income taxes                --              --              --              --         18,333         158,713
                   -----------     -----------     -----------     -----------    -----------     -----------

Net income/
  (loss) after
  income taxes     $  (718,784)    $    (3,647)    $  (105,246)    $        --    $(1,906,996)    $  (570,998)
                   ===========     ===========     ===========     ===========    ===========     ===========

CAPITAL
  EXPENDITURES     $        --     $        --     $        --     $        --    $   215,682     $    21,948
                   ===========     ===========     ===========     ===========    ===========     ===========

TOTAL ASSETS       $       870     $    (8,007)    $  (105,246)    $        --    $ 8,266,942     $ 8,189,641
                   ===========     ===========     ===========     ===========    ===========     ===========

                       KID CASTLE EDUCATIONAL CORPORATION

       (FORMERLY KNOWN AS KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)



NOTE 26 - RESTRICTIONS ON RETAINED EARNINGS IN TAIWAN

The Articles of Incorporation of a subsidiary stipulate that after tax earnings shall first offset cumulative losses and 10% of the remainder be set aside as legal reserve. The rest may be distributed as dividends or according to the distribution proposal presented by the Board of Directors of the subsidiary to its stockholders at the annual stockholders' meeting.

The appropriation of legal reserve as shown on the consolidated statement of stockholders' equity is set aside based on the local statutory financial statements of the subsidiary.

NOTE 27 - SUBSEQUENT EVENT

Pursuant to a special resolution passed on April 2, 2003, the Company resolved to issue 6,000,000 shares of common stock at a subscription price of $0.7 per share to existing stockholders of the Company.