Form 10QSB
period 2003-03-31
KID CASTLE EDUCATIONAL CORP
filed 2003-05-20
CIK 1049011

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from __________, 19____, to __________, 19____.

                       Commission File Number: 333-61286

                       KID CASTLE EDUCATIONAL CORPORATION
                      -----------------------------------
            (formerly King Ball International Technology Corporation)


               Florida
           ---------------                             59-2549529
    (State or Other Jurisdiction of               ---------------------
     Incorporation or Organization)      (I.R.S. Employer Identification Number)

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

                        [ X ]  YES           [   ]  NO


There were 15,074,330 shares of the Registrant's no par value common stock outstanding as of May 19, 2003.

       Transitional Small Business Format (check one) Yes [   ] NO [ X ]

                                   FORM 10-QSB

                       KID CASTLE EDUCATIONAL CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

            Item 1.  Consolidated Financial Statements....................    i

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........    3

            Item 3.  Controls and Procedures..............................    8

PART II.    OTHER INFORMATION

            Item 5.  Other Events.........................................    8

            Item 6.  Exhibits and Reports on Form 8-K.....................    8


SIGNATURES ...............................................................   10

                       KID CASTLE EDUCATIONAL CORPORATION
                   (FORMERLY KING BALL TECHNOLOGY CORPORATION)

                        FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2003

                       KID CASTLE EDUCATIONAL CORPORATION

         INDEX TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                        Pages

Consolidated Balance Sheet                                               F-1

Consolidated Statements of Operations                                    F-2

Consolidated Statements of Comprehensive Income                          F-3

Consolidated Statements of Cash Flows                                 F-4 - F-5

Notes to Consolidated Condensed Financial Statements                  F-6 - F-13

                       KID CASTLE EDUCATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

(Expressed in US Dollars)

                                                                   MARCH 31,
                                                                     2003
                                                                  -----------
                                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and bank balances                                          $   519,647
  Bank fixed deposits - pledged                                       228,768
  Accounts receivable, net                                          2,425,357
  Inventories, net (Note 3)                                         1,802,145
  Other receivables (Note 4)                                          125,038
  Prepayments and other current assets (Note 5)                       541,618
  Deferred income tax assets                                          645,736
                                                                  -----------

TOTAL CURRENT ASSETS                                                6,288,309
 Deferred income tax assets                                            92,739
 Interest in an associate (Note 6)                                    298,371
 Amount due from stockholder/director (Note 7)                        124,217
 Property, plant and equipment, net                                 1,857,575
 Intangible assets, net of amortization (Note 8)                    1,089,485
 Deposits paid                                                        119,427
                                                                  -----------

TOTAL ASSETS                                                      $ 9,870,123
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $ 2,112,679
  Accrued expenses                                                  1,209,400
  Amounts due to stockholders (Note 9)                                854,215
  Bank and other borrowings
           - maturing within one year (Note 10)                     1,071,931
  Other payables                                                      308,485
  Deposits received                                                   129,646
  Receipts in advance (Note 11)                                     1,559,763
  Obligation under capital leases due within one year                  27,377
                                                                  -----------

TOTAL CURRENT LIABILITIES                                           7,273,496
Bank and other borrowings - maturing after one year (Note 10)       1,446,217
Obligation under capital leases due after one year                     30,243
Deposits received                                                     379,141
Provision for pension fund                                            101,484
                                                                  -----------

TOTAL LIABILITIES                                                   9,230,581
                                                                  -----------

COMMITMENT (NOTE 13)

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    25,000,000 shares authorized;
    15,074,329 shares issued and outstanding                        4,654,880
  Additional paid-in capital                                          194,021
  Legal reserve                                                        65,320
  Translation reserve                                                (163,037)
  Accumulated deficits                                             (4,111,642)
                                                                  -----------

                                                                      639,542
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 9,870,123
                                                                  ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                            THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------
                                                               2003              2002
                                                           -------------     -------------
                                                            (UNAUDITED)       (UNAUDITED)
REVENUE
      Sales of goods                                       $  2,274,713      $  1,855,865
      Franchising income                                        431,651           201,052
                                                           ------------      ------------
                                                              2,706,364         2,056,917
                                                           ------------      ------------
OPERATING COST
      Cost of goods sold                                        724,047           729,088
      Cost of servicing                                         103,788            64,928
                                                           ------------      ------------
                                                                827,835           794,016
                                                           ------------      ------------
GROSS PROFIT                                                  1,878,529         1,262,901
OTHER OPERATING INCOME                                          111,857           164,054
ADVERTISING COSTS                                               (43,975)          (18,663)
OTHER OPERATING EXPENSES                                     (1,705,934)         (983,243)
                                                           ------------      ------------

PROFIT FROM OPERATIONS                                          240,477           425,049
INTEREST INCOME                                                   3,180             8,979
INTEREST EXPENSES                                               (77,201)          (33,206)
SHARE OF (LOSS)/PROFIT OF AN ASSOCIATE                          (12,710)            2,232
                                                           ------------      ------------
PROFIT BEFORE INCOME TAXES                                      153,746           403,054
INCOME TAXES                                                   (148,497)         (105,002)
                                                           ------------      ------------
NET PROFIT AFTER INCOME TAXES                              $      5,249      $    298,052
                                                           ============      ============
EARNINGS PER SHARE - BASIC AND DILUTED                     $       0.00      $       0.03
                                                           ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED
      EARNINGS PER SHARE                                     15,074,329        11,880,000
                                                           ============      ============

See accompanying notes to unaudited consolidated condensed financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in US Dollars)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     2003             2002
                                                  ---------         ---------
                                                 (UNAUDITED)       (UNAUDITED)
NET INCOME                                        $   5,249         $ 298,052


OTHER COMPREHENSIVE INCOME
      Foreign currency translation adjustment         2,273              (846)
                                                  ---------         ---------

COMPREHENSIVE INCOME                              $   7,522         $ 297,206
                                                  =========         =========

See accompanying notes to unaudited consolidated condensed financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            2003             2002
                                                        -----------      -----------
                                                        (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                              $     5,249      $   298,052
      Adjustments to reconcile net profit to
            Net cash used in operating activities
      Depreciation of property, plant and equipment          61,037           20,889
      Share of loss/(profit) of an associate                 12,710           (2,232)
      Allowance for doubtful debts                           59,365           46,310
      Amortization of intangible assets                      38,970           38,654
      (Increase)/decrease in:
            Accounts receivable                          (1,141,855)      (1,562,103)
            Inventories                                    (361,172)         (29,538)
            Other receivables                               193,640          121,713
            Prepayments and other current assets            (49,499)          (4,220)
            Deferred income tax assets                      148,497          (26,326)
            Deposits paid                                   (13,726)          (8,502)
      Increase/(decrease) in:
            Accounts payable                                405,345           94,891
            Accrued expenses                                153,499          147,815
            Other payables                                   31,246           (7,511)
            Receipts in advance                             138,742          585,836
            Income taxes payable                                 --          131,328
            Deposits received                                20,340           30,910
            Provision for pension cost                       14,585           13,087
                                                        -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                      (283,027)        (110,947)
                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                   (32,875)          (6,734)
Amount due from stockholder/director                         (1,814)              --
Bank fixed deposits - pledged                               (80,957)           8,014
                                                        -----------      -----------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES        (115,646)           1,280
                                                        -----------      -----------

See accompanying notes to unaudited consolidated condensed financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

(Expressed in US Dollars)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            2003           2002
                                                         (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage loan                               $ (13,425)     $ (12,292)
Proceeds from bank term loans                               66,139        126,540
Repayment of short term bank loan                          (86,555)            --
Repayment of capital element of capital leases                  --         (9,617)
Amounts due to stockholders                                250,289             --
Proceeds from other loan                                   577,034             --
                                                         ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  793,482        104,631
                                                         ---------      ---------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS       394,809         (5,036)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                        (968)            42

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           125,806         32,842
                                                         ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 519,647      $  27,848
                                                         =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                            $  77,201      $  33,206
Income taxes paid                                               --             --
                                                         =========      =========

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTION:

During the period ended March 31, 2003, the Group entered into a capital lease for purchase of transportation equipment totalling $57,703.


See accompanying notes to unaudited consolidated condensed financial statements.

                       KID CASTLE EDUCATIONAL CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On March 9, 2001, KCIT incorporated a wholly-owned subsidiary, Premier Holding Investment Property Limited ("Premier") incorporated in the British Virgin Islands, which held the entire common stock of Higoal Developments Limited ("Higoal") incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited ("KCES") in the People's Republic of China (the "PRC"). The existing operations are principally located in Taiwan and are being expanded in the PRC.

During the year ended December 31, 2002, KCIT has undertaken a series of group restructuring. The wholly-owned subsidiary of KCIT, Premier, which held the entire issued common stock of Higoal has been removed. Thereafter, KCIT became an immediate holding company of Higoal.

On September 18, 2001, Higoal issued 11,880,000 common stock to the stockholders of KCIT in exchange of 100% of the issued and fully paid up 11,880,000 common stock of KCIT. As a result of this restructuring, KCIT became a wholly-owned subsidiary of Higoal. This transaction was a reorganization as there was no change in the stockholders of Higoal and KCIT before and after the transaction.

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

                       KID CASTLE EDUCATIONAL CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

The historical consolidated financial statements prior to October 1, 2002 are those of Higoal. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Higoal.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 have been made. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 3 - INVENTORIES

                                                                     MARCH 31,
                                                                       2003
                                                                    -----------
                                                                    (UNAUDITED)
Work in progress                                                    $    22,338
Finished goods and other merchandises                                 2,319,245
                                                                    -----------
                                                                      2,341,583
Less: Allowance for obsolete inventories                               (539,438)
                                                                    -----------
                                                                    $ 1,802,145
                                                                    ===========

                       KID CASTLE EDUCATIONAL CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 4 - OTHER RECEIVABLES

                                                                     MARCH 31,
                                                                       2003
                                                                    -----------
                                                                    (UNAUDITED)
Tax paid on behalf of landlord                                       $    873
Advances to staff                                                       8,679
Penalties receivable                                                   17,835
Other receivables                                                      56,268
                                                                     --------
Third parties                                                          83,655
Amount due from a related company - KCE (note i)                       15,177
Amount due from an associate
      - Global International Education Investment Ltd. (note ii)       26,206
                                                                     --------
                                                                     $125,038
                                                                     ========

Notes:

(i) The amount due from KCE is unsecured, carries interest at 6% per annum and has no fixed repayment term.

(ii) The amount due from Global International Education Investment Ltd. is unsecured, carries interest at 6% per annum and has no fixed repayment term.

NOTE 5 - PREPAYMENTS AND OTHER CURRENT ASSETS

                                                                      MARCH 31,
                                                                        2003
                                                                     -----------
                                                                     (UNAUDITED)
Prepayments                                                           $ 181,367
Temporary payments                                                      314,578
Others                                                                   45,673
                                                                      ---------
                                                                      $ 541,618
                                                                      =========

                       KID CASTLE EDUCATIONAL CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 6 - INTEREST IN AN ASSOCIATE

                                                                      MARCH 31,
                                                                        2003
                                                                      ---------
                                                                     (UNAUDITED)
Global International Education Investment Ltd.
      ("Global International")
      Investment cost                                                 $ 300,000
      Translation adjustment                                              2,065
      Share of loss                                                      (3,694)
                                                                      ---------
                                                                      $ 298,371
                                                                      =========

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

                       KID CASTLE EDUCATIONAL CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 8 - INTANGIBLE ASSETS

                                                                     MARCH 31,
                                                                       2003
                                                                    -----------
                                                                    (UNAUDITED)
GROSS CARRYING AMOUNT
Franchise                                                           $   980,204
Copyrights                                                              576,203
                                                                    -----------

                                                                      1,556,407
                                                                    -----------
LESS: ACCUMULATED AMORTIZATION
Franchise                                                              (294,061)
Copyrights                                                             (172,861)
                                                                    -----------
                                                                       (466,922)
                                                                    -----------
                                                                    $ 1,089,485
                                                                    ===========

Amortization charged to operations was $ 38,970 for the three months ended March 31, 2003.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2004                                                                   $ 155,880
2005                                                                     155,880
2006                                                                     155,880
2007                                                                     155,880
2008                                                                     155,880
                                                                       ---------
                                                                       $ 779,400
                                                                       =========

                       KID CASTLE EDUCATIONAL CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 9 - AMOUNTS DUE TO STOCKHOLDERS

The amounts due to stockholders are unsecured, carry interest at 10% to 25% per annum and have no fixed repayment terms.

NOTE 10 - BANK AND OTHER BORROWINGS

During the period ended March 31, 2003, there was no significant change in the Group's bank borrowings. On March 31, 2003, the Group obtained a loan of US$576,203 from a financial institution which is pledged by the Group's bank fixed deposits of US$115,241 and guaranteed by two directors/stockholders of the Company, to finance Group's operations. The loan carries interest at 7.7% per annum and is repayable by 18 equal monthly installments. The last installment falls due on September 30, 2004. No interest expense was charged to the operations for the period ended March 31, 2003.

NOTE 11 - RECEIPTS IN ADVANCE

The balance comprises:

                                                                      MARCH 31,
                                                         NOTES          2003
                                                                   -------------
                                                                    (UNAUDITED)
Sales deposits received                                   (i)      $     453,580
Franchising income received                              (ii)            867,664
Subscription fees received                               (iii)           236,628
Others                                                                     1,891
                                                                   -------------
                                                                   $   1,559,763
                                                                   =============

Notes:

(i) The balance represents receipts in advance from customers for goods sold to them.

(ii) The balance mainly represents franchising income received in advance which is attributable to the periods after the respective year end dates.

(iii) The balance represents subscription fees received in advance for subscription of magazines published by the Group.

                       KID CASTLE EDUCATIONAL CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 12 - GEOGRAPHICAL SEGMENTS

The Group is principally engaged in the business of children education focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographical segment is as follows:

                              TAIWAN                   THE PRC                    TOTAL                CORPORATE
                      ----------------------  --------------------------  ----------------------  -----------------------
                       MARCH 31,   MARCH 31,    MARCH 31,     MARCH 31,    MARCH 31,   MARCH 31,   MARCH 31,    MARCH 31,
                         2003        2002         2003          2002         2003        2002        2003         2002
REVENUE
External sales        $2,472,515  $2,007,406  $   233,849   $    49,511   $2,706,364  $2,056,917  $       --   $       --
Inter-segment sales       26,646     204,943           --            --       26,646     204,943          --           --
                      ----------  ----------  -----------   -----------   ----------  ----------  ----------   ----------
                      $2,499,161  $2,212,349  $   233,849   $    49,511   $2,733,010  $2,261,860  $       --   $       --
                      ==========  ==========  ===========   ===========   ==========  ==========  ==========   ==========
PROFIT/(LOSS) FROM
     OPERATIONS       $  688,398  $  711,773  $  (375,547)  $  (286,724)  $  312,851  $  425,049  $   (3,686)  $       --
                      ==========  ==========  ===========   ===========   ==========  ==========  ==========   ==========
CAPITAL EXPENDITURES  $   84,936  $       --  $     5,642   $     6,734   $   90,578  $    6,734  $       --   $       --
                      ==========  ==========  ===========   ===========   ==========  ==========  ==========   ==========
TOTAL ASSETS          $8,547,854  $8,551,828  $ 1,196,388   $   747,517   $9,744,242  $9,299,345  $  299,080   $  302,665
                      ==========  ==========  ===========   ===========   ==========  ==========  ==========   ==========

                            ELIMINATION             CONSOLIDATED
                      ------------------------  ----------------------
                       MARCH 31,    MARCH 31,   MARCH 31,    MARCH 31,
                         2003         2002        2003         2002
REVENUE
External sales        $      --   $        --   $2,706,364  $2,056,917
Inter-segment sales     (26,646)     (204,943)          --          --
                      ---------   -----------   ----------  ----------
                      $ (26,646)  $  (204,943)  $2,706,364  $2,056,917
                      =========   ===========   ==========  ==========
PROFIT/(LOSS) FROM
     OPERATIONS       $ (68,688)  $        --   $  240,477  $  425,049
                      =========   ===========   ==========  ==========
CAPITAL EXPENDITURES  $      --   $        --   $   90,578  $    6,734
                      =========   ===========   ==========  ==========
TOTAL ASSETS          $(173,199)  $        --   $9,870,123  $9,602,010
                      =========   ===========   ==========  ==========

                       KID CASTLE EDUCATIONAL CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 13 - COMMITMENT

During the period ended March 31, 2003, the Company entered into an agreement with two PRC parties to establish a subsidiary in Beijing , the PRC. Pursuant to the agreement, the total registered capital of the subsidiary which will be 65% owned by the Company is approximately $1,381,000. The Company has agreed to contribute 65% of the registered capital totalling $898,000 attributable to its equity interest and 5% of the registered capital totalling $69,000 for one of the PRC parties. As at March 31, 2003, no capital was contributed by the Company to the subsidiary.

NOTE 14 - SUBSEQUENT EVENT

Pursuant to a special resolution passed on April 2, 2003, the Company resolved to issue 6,000,000 shares of common stock at a subscription price of $0.7 per share to existing stockholders of the Company.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

      The preparation of financial statements requires the Company's management to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends, changes in education teaching methods and social trends particularly with regards to English language learning when evaluating the adequacy of sales returns. Significant management judgments and estimates must be made and used in connection with establishing the sales returns in any accounting period. Actual results could be different from those estimates. Similarly, the Company's management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes customer payment terms and reviews individual customer financial position when evaluating the adequacy of allowance for doubtful accounts. As of March 31, 2003 and 2002, management believed that adequate provision had been made.

INVENTORY

      The Company values its inventory at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition. Cost is calculated using the weighted average method. Market value is determined by reference to sales proceeds of items sold in the ordinary course of business after the balance sheet date or based on the management's estimate on prevailing market conditions and assessment on the Company's ability to dispose them at a price greater than cost. When market value is less than cost, the Company writes down the related inventory to that value. The Company also continuously evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Training materials for kindergarten and magazines are susceptible to obsolescence issue because they have relatively shorter market period. If the Company is unable to achieve its expectations of the net realizable value of the inventory at its carrying value, the Company would have to adjust its reserves accordingly. The allowance for obsolete inventories as of March 31, 2003 and 2002 amounted to $539,438 and $2,175,859, respectively.

RESULTS OF OPERATIONS

      Comparison of the three months ended March 31, 2003 and 2002

      Revenues increased by $649,447, or 32%, to $2,706,364 in the 2003 period from $2,056,917 in the 2002 period. The increase was mostly attributable to teaching materials and magazines, which increased 19% to $1,837,355 for the 2003 period from $1,543,650 for the 2002 period, and an increase in franchising income, which increased 115% to $431,651 for the 2003 period from $201,052 for the 2002 period. Sales of magazines increased 54% to $359,374 for the 2003 period from $232,869 for the 2002 period as the Company changed the distribution channel of its magazines from third party distributors to direct marketing starting in November 2001. The result meets the Company's expectation of stabilizing the sales volume of magazines in 2003.

      Gross profit increased by $615,628, or 49%, to $1,878,529 in the 2003 period from $1,262,901 in the 2002 period. The increase is mainly attributable to an increase in sales of magazines through direct marketing.

      The Company's other operating income represents income from other activities and services such as training of teachers, arranging for personal English language tutors and organizing field trips and educational fairs. Other operating income decreased by $52,197, or

32%, to $111,857 for the 2003 period from $164,054 for the 2002 period was mainly due to decrease in income from the Company's share of entrance fees it receives from the Transportation Museum, a facility where educational exhibitions of the Company held. The Transportation Museum held no exhibitions in the first quarter of 2003.

      Total operating expenses increased by $748,003, or 75% to $1,749,909 for the 2003 period from $1,001,906 for the 2002 period. Advertising costs increased by $25,312, or 136% to $43,975 for the 2003 period from $18,663 for the 2002 period due to the increase in promotional activities in direct marketing. Other operating expenses increased by $722,691, or 74% to $1,705,934 for the 2003 period from $983,243 for the 2002 period, principally because of the increase in commission fees to distributors and incremental expenses incurred in maintaining the Shanghai office that was newly established in April 2002. Commission fees increased by $46,367 or 95% to $95,321 for the 2003 period from $48,954,for the 2002 period as the Company changed its distribution strategy through greater alliance with its distributors, particularly as the Company faced stiff competition in the primary school market. On January 27, 2003 the Company entered into an sponsorship agreement with a PRC entity whereby the Company paid a sponsorship fee of $231,000 to a PRC charity fund to ameliorate the "psychology, nutrition and constitution" of children in the PRC. Interest expense increased by $43,995, or 132%, to $77,201 for the 2003 period from $33,206 for the 2002 period, primarily due to the loans from stockholders in 2002 (please refer to Note 9 to the consolidated financial statements) that carry a monthly interest of 2.1%.

      Income tax for the 2003 period was $148,497 or 97% on income before income taxes of $153,746 compared to an income tax expense for the 2002 period of $105,002 or 26% on income before income taxes of $403,054.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's had cash and cash equivalents of $491,799 at March 31, 2003.

      Working capital (deficit) for the three month period ended March 31, 2003 was ($985,187), as compared to $570,790 for the three month period ended March 31, 2002. This decrease was mainly due to expenditures to fund the daily operations of the Shanghai office amounting to $600,000 and the donation to the PRC Charity Fund amounting to $250,000.

      Net cash used in operations was $283,027 in the first quarter of 2003 as compared to $110,947 in the first quarter of 2002. This $172,080 change was primarily attributed to the decrease in the net income of $292,803 for the first quarter of 2003 as compared to 2002.

      Net cash (used in) provided by investment activities amounted to ($115,646) in 2003 as compared to $1,280 in 2002. This decrease was mainly due to the increase in bank fixed deposits of $80,957 representing the amount pledged to secure loans from a financial institution, and cash purchases of certain property and equipment.

      Net cash provided by financing activities in 2003 was $793,482 as compared to $104,631 provided in 2002. The $688,851 difference was primarily attributable to loan of $577,034 obtained by the Company from a financial institution and loans of $250,289 from the Company's stockholders.

      As of March 31, 2003, the Company has a total line of credit of $2,160,000 from certain banks and an unused credit facility of $218,816.

      During the period ended March 31, 2003, the Company entered into a preliminary agreement with two PRC parties to establish a subsidiary in Beijing, the PRC. Under the terms of the agreement, total registered capital of the subsidiary which is 65% owned by the Company is approximately $1, 381,000. The Company has agreed to contribute 65% of the registered capital totaling $898,000 attributable to its equity interest and 5% of the registered capital totaling $69,000 for one of the PRC parties. As of March 31, 2003, the Company has not contributed any capital to the subsidiary.[ On April 2, 2003, the board of directors approved the issuance of 6,000,000 shares of its common stock, in a private offering pursuant to Reg S, at a subscription price of $0.7 per share. The Company intends to use the proceeds from the issuance of the stock for working capital in connection with the Company's expansion in Beijing, the PRC.

ITEM 3      CONTROLS AND PROCEDURES

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

                                    PART II.

                                OTHER INFORMATION

ITEM 5      OTHER INFORMATION

            During the period ended March 31, 2003, the Company entered into a preliminary agreement with two PRC parties to establish a subsidiary in Beijing, the PRC. Under the terms of the agreement, total registered capital of the subsidiary which is to be 65% owned by the Company, is approximately $1, 381,000. The Company has agreed to contribute 65% of the registered capital totaling $898,000 attributable to its equity interest and 5% of the registered capital totaling $69,000 for one of the PRC parties. As of March 31, 2003, the Company has not contributed any capital to the subsidiary.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

99.1 Certification of Kuo-An Wang pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2 Certification of Yu-En Chiu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.  Reports on Form 8-K

January 31, 2003  Announcement of a change in control transaction in which the Company acquired all of the issued and outstanding shares of Hi Goal Developments

                  Ltd. in exchange for 11,880,000 shares of the Company's common stock, representing 80% of the Company's outstanding stock at that time.

May 15, 2003      Amendment of the January 31, 2003 8-K, attaching the
                  audited financial statements of the Company for the fiscal years ended December 31, 2001 and 2000 and for the quarterly period ended September 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 20, 2003


                                    By:       /s/ Kuo An Wang
                                          ------------------------------
                                          Name:   Kuo-An Wang
                                          Title:  Chief Executive Officer

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

/s/ Kuo An Wang
--------------------------------
Kuo-An Wang
Date:  May 20, 2003


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

    /s/ Yu-En Chiu
---------------------------------
Yu-En Chiu
Date:  May 20, 2003


                                     2 of 2