Form 10QSB
period 2003-06-30
KID CASTLE EDUCATIONAL CORP
filed 2003-08-15
CIK 1049011

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
                           OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________, 19____, to __________, 19____.

                        Commission File Number: 333-61286

                       KID CASTLE EDUCATIONAL CORPORATION
            ---------------------------------------------------------
            (formerly King Ball International Technology Corporation)


             Florida                                         59-2549529
 (State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                        Identification Number)

                        8th Floor, No. 98 Mon Chuan Road
                         Hsien Tien, Taipei, Taiwan ROC
                                011-88622218 5996

                                   ----------

              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

[X] YES [ ] NO

There were 18,190,869 shares of the Registrant's no par value common stock outstanding as of August 13, 2003.

         TRANSITIONAL SMALL BUSINESS FORMAT (CHECK ONE) YES [ ] NO [ X ]

                                   ----------

                                   FORM 10-QSB
                       KID CASTLE EDUCATIONAL CORPORATION

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION
          Item 1.  Unaudited Condensed Consolidated Financial Statements..... 1
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................... 17
          Item 3.  Control and Procedures................................... 22
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings........................................ 23
          Item 2.  Changes in Securities.................................... 23
          Item 3.  Defaults Upon Senior Securities.......................... 23
          Item 4.  Submission of Matters to a Vote of Security Holders...... 23
          Item 5.  Other Information........................................ 23
          Item 6   Exhibits and Reports on Form 8-K......................... 23
SIGNATURES.................................................................. 24
CERTIFICATIONS.............................................................. 25

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       KID CASTLE EDUCATIONAL CORPORATION
            (FORMERLY KING BALL INTERNATIONAL TECHNOLOGY CORPORATION)

                               UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                                       AND
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002

                       KID CASTLE EDUCATIONAL CORPORATION
         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                     PAGES
Condensed Consolidated Balance Sheet............................      2 - 3
Condensed Consolidated Statements of Operations.................          4
Condensed Consolidated Statements of Stockholders' Equity.......          5
Condensed Consolidated Statements of Cash Flows.................      6 - 7
Notes to Condensed Consolidated Financial Statements............     8 - 16

                       Kid Castle Educational Corporation

            (Formerly King Ball International Technology Corporation)

                      Condensed Consolidated Balance Sheet

                            (Expressed in US Dollars)

                                                                      June 30,           December 31,
                                                                        2003                2002
                                                                     -----------         -----------
                                                                     (unaudited)
ASSETS
Current assets
   Cash and bank balances.....................................       $ 1,282,206         $   125,806
   Bank fixed deposits - pledged..............................           213,612             148,398
   Notes and accounts receivable, net (Note 5)................         2,779,083           1,628,355
   Inventories, net (Note 6)..................................         1,953,112           1,446,076
   Other receivables (Note 9).................................            91,740             319,415
   Prepayments and other current assets (Note 7)..............           616,396             493,755
   Pledged notes receivable...................................           983,788             905,754
   Deferred income tax assets.................................           612,213             805,075
                                                                     -----------         -----------
Total current assets..........................................         8,532,150           5,872,634
Deferred income tax assets....................................            93,172              84,503
Interest in an associate (Note 8).............................                --             312,051
Amount due from stockholder/director (Note 9).................                --             122,795
Property, plant and equipment, net............................         1,882,609           1,822,329
Intangible assets, net of amortization (Note 10)..............         1,051,787           1,131,982
Pledged notes receivable......................................           535,214             436,793
Other assets..................................................           145,515             106,057
                                                                     -----------         -----------

Total assets..................................................       $12,240,447         $ 9,889,144
                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank borrowings - short-term and maturing within
     one year (Note 11).......................................       $ 1,026,570         $   842,581
   Notes and accounts payable.................................         1,474,356           1,713,315
   Accrued expenses...........................................         1,093,363           1,059,265
   Amounts due to stockholders (Note 9).......................           636,475             606,208
   Other payables.............................................           721,655             266,604
   Deposits received..........................................           169,022             104,624
   Receipts in advance (Note 12)..............................         3,445,526           3,047,941
   Obligation under capital leases due within one year........            28,099                  --
                                                                     -----------         -----------

Total current liabilities.....................................         8,595,066           7,640,538
Long-term bank borrowings (Note 12)...........................         1,369,215           1,139,438
Obligation under capital leases...............................            22,989                  --
Deposits received.............................................           525,094             385,405
Provision for pension fund....................................           116,181              87,197
                                                                     -----------         -----------

Total liabilities.............................................        10,628,545           9,252,578
                                                                     -----------         -----------



                  The accompanying notes are an integral part
             of these Condensed Consolidated Financial Statements.

                       Kid Castle Educational Corporation

            (Formerly King Ball International Technology Corporation)

                Condensed Consolidated Balance Sheet - Continued

                            (Expressed in US Dollars)



                                                                               June 30,               December 31,
                                                                                 2003                     2002
                                                                             --------------          --------------
Commitments (Note 15)                                                         (Unaudited)
Stockholders' equity
   Common stock, no par share (Note 13):
     25,000,000 shares authorized; 18,190,869 shares and 15,074,329 shares issued and outstanding at June 30, 2003 and December 31, 2002,
       respectively ......................................................         6,836,458                4,654,880
   Additional paid-in capital ............................................           194,021                  194,021
   Legal reserve .........................................................            65,320                   65,320
   Accumulated deficit ...................................................        (5,320,469)              (4,116,891)
   Accumulated other comprehensive loss ..................................          (163,428)                (160,764)
                                                                             ---------------          ---------------

Total stockholders' equity ...............................................         1,611,902                  636,566
                                                                             ---------------          ---------------

Total liabilities and stockholders' equity ...............................   $    12,240,447          $     9,889,144
                                                                             ===============          ===============




                 The accompanying notes are an integral part of
               these Condensed Consolidated Financial Statements.

                       Kid Castle Educational Corporation

            (Formerly King Ball International Technology Corporation)

                 Condensed Consolidated Statements of Operations

                            (Expressed in US Dollars)




                                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                                ----------------------------------          ----------------------------------
                                                    2003                  2002                  2003                 2002
                                                ------------          ------------          ------------          ------------
                                                (Unaudited)           (Unaudited)            (Unaudited)           (Unaudited)
Operating Revenue
   Sales of goods .....................         $    712,735          $    711,714          $  2,987,448          $  2,567,579
   Franchising income .................              415,298               160,495               846,949               351,300
   Other operating revenue ............               79,791                48,103               135,519               142,712
                                                ------------          ------------          ------------          ------------

   Total net operating revenue ........            1,207,824               920,312             3,969,916             3,061,591
                                                ------------          ------------          ------------          ------------
Operating costs
   Cost of goods sold .................             (346,036)             (291,822)           (1,070,083)           (1,020,910)
   Cost of franchising ................             (165,606)             (121,668)             (269,394)             (186,597)
   Other operating costs ..............              (47,248)              (23,143)             (104,835)              (89,198)
                                                ------------          ------------          ------------          ------------

   Total operating costs ..............             (558,890)             (436,633)           (1,444,312)           (1,296,705)
                                                ------------          ------------          ------------          ------------

Gross profit ..........................              648,934               483,679             2,525,604             1,764,886

Advertising costs .....................             (154,772)             (101,857)             (198,747)             (120,520)

Other operating expenses ..............           (1,474,346)           (1,097,111)           (3,122,693)           (2,004,051)
                                                ------------          ------------          ------------          ------------

Loss from operations ..................             (980,184)             (715,289)             (795,836)             (359,685)

Interest expenses, net ................              (80,451)              (91,452)             (154,472)             (115,679)

Share of profit (loss) of an investment                   --                 2,274               (12,681)                4,506

Loss on write-off of an investment ....             (132,116)                   --              (132,116)                   --

Other non-operating income, net .......               18,108                12,205                74,208                81,650
                                                ------------          ------------          ------------          ------------

Loss before income taxes ..............           (1,174,643)             (792,262)           (1,020,897)             (389,208)

Benefit (provision) for taxes .........              (34,184)              178,652              (182,681)               73,650
                                                ------------          ------------          ------------          ------------

Net loss ..............................         $ (1,208,827)         $   (613,610)         $ (1,203,578)         $   (315,558)
                                                ============          ============          ============          ============

Loss per share - basic and diluted ....         $     (0.078)         $     (0.052)         $     (0.079)         $     (0.027)
                                                ============          ============          ============          ============

Weighted-average shares used to
   compute loss per share - basic
   and diluted ........................           15,451,054            11,880,000            15,263,732            11,880,000
                                                ============          ============          ============          ============



                 The accompanying notes are an integral part of
               these Condensed Consolidated Financial Statements.

                       Kid Castle Educational Corporation

            (Formerly King Ball International Technology Corporation)

            Condensed Consolidated Statements of Stockholders' Equity

                            (Expressed in US Dollars)



                                      Common Stock
                                                                                                      Accumulated
                                                             Additional                                  other
                                 Number of                    paid-in        Legal      Accumulated  comprehensive
                                  shares         Amount       capital       reserve       deficit        loss          Total
                                ----------    -----------   -----------   -----------   -----------  -------------  -----------
Balance, January 1, 2002        11,880,000    $ 4,654,880   $   204,021   $    30,642   $(2,175,217)  $  (183,034)  $ 2,531,292

   Net loss for 2002                    --             --            --            --    (1,906,996)           --    (1,906,996)

   Cumulative translation
    adjustment                          --             --            --            --            --        22,270        22,270
                                                                                                                    -----------
   Comprehensive loss                                                                                                (1,884,726)
                                                                                                                    -----------
   Merger acquisition            3,194,329             --       (10,000)           --            --            --       (10,000)

  Appropriation of legal
    reserve                             --             --            --        34,678       (34,678)           --            --
                                ----------    -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002      15,074,329      4,654,880       194,021        65,320    (4,116,891)     (160,764)      636,566

   Net loss for the six
    months ended
       June 30, 2003                    --             --            --            --    (1,203,578)           --    (1,203,578)

   Cumulative translation
    adjustment                          --             --            --            --            --        (2,664)       (2,664)
                                                                                                                    -----------
   Comprehensive loss                                                                                                (1,206,242)
                                                                                                                    -----------
   Issuance of common stock
    for cash                     3,116,540      2,181,578            --            --            --            --     2,181,578
                                ----------    -----------   -----------   -----------   -----------   -----------   -----------
Balance, June 30, 2003          18,190,869    $ 6,836,458   $   194,021   $    65,320   $(5,320,469)  $  (163,428)  $ 1,611,902
                                ==========    ===========   ===========   ===========   ===========   ===========   ===========



                  The accompanying notes are an integral part
             of these Condensed Consolidated Financial Statements.

                       Kid Castle Educational Corporation

            (Formerly King Ball International Technology Corporation)

                 Condensed Consolidated Statements of Cash Flows

                            (Expressed in US Dollars)


                                                               Six Months Ended June 30,
                                                            --------------------------------
                                                                2003                2002
                                                            -----------          -----------
                                                            (Unaudited)          (Unaudited)
Cash flows from operating activities
Net loss ..........................................         $(1,203,578)         $  (315,558)
   Adjustments to reconcile net loss to
     net cash used in operating activities
   Depreciation of property, plant and equipment ..              81,549               43,436
   Amortization of intangible assets ..............              77,753               78,023
   Allowance for sales returns ....................              44,617                   --
   Allowance for doubtful debts ...................              28,785              178,672
   Reversal of inventory reserves .................            (168,989)            (197,630)
   Share of loss (profit) of an investment ........              12,681               (4,506)
   Loss on write-off of an investment .............             132,116                   --
   (Increase)/decrease in:
     Notes and accounts receivable ................            (606,246)            (969,337)
     Inventories ..................................            (339,939)            (119,877)
     Other receivables ............................             (32,527)             503,336
     Prepayments and other current assets .........            (123,391)              92,879
     Deferred income tax assets ...................             182,030             (102,698)
     Other assets .................................             (39,644)              (1,155)
   Increase/(decrease) in:
     Notes and accounts payable ...................            (235,045)            (125,439)
     Accrued expenses .............................              30,899              147,820
     Other payables ...............................             454,737              189,124
     Receipts in advance ..........................              31,030              498,141
     Income taxes payable .........................                  --             (226,342)
     Deposits received ............................             167,098             (202,195)
     Provision for pension cost ...................              29,102               26,415
                                                            -----------          -----------

Net cash used in operating activities .............          (1,476,962)            (506,891)
                                                            -----------          -----------

Cash flows from investing activities
   Purchase of property, plant and equipment ......             (87,809)             (69,401)
   Amount due from stockholder/director ...........             122,300               79,248
   Bank fixed deposits - pledged ..................             (65,381)              31,468
   Pledged notes receivable .......................              37,873              (75,611)
                                                            -----------          -----------

Net cash provided by/(used in) investing activities               6,983              (34,296)
                                                            -----------          -----------


                  The accompanying notes are an integral part
             of these Condensed Consolidated Financial Statements.

                       Kid Castle Educational Corporation

            (Formerly King Ball International Technology Corporation)

           Condensed Consolidated Statements of Cash Flows - Continued

                            (Expressed in US Dollars)

                                                                                            Six Months Ended June 30,
                                                                                       ------------------------------------
                                                                                           2003                    2002
                                                                                       -------------          -------------
                                                                                        (Unaudited)            (Unaudited)
Cash flows from financing activities
  Proceeds from bank borrowings ..............................................         $     618,415          $     278,046
  Repayment of bank borrowings ...............................................              (201,489)              (227,695)
  Repayment of capital leases ................................................                (6,585)               (28,391)
  Amounts due to stockholders ................................................                31,427                607,898
  Issuance of common stock for cash ..........................................             2,181,578                     --
                                                                                       -------------          -------------

Net cash provided by financing activities ....................................             2,623,346                629,858
                                                                                       -------------          -------------

Net increase in cash and cash equivalents ....................................             1,153,367                 88,671

Effect of exchange rate changes on cash and
   cash equivalents ..........................................................                 3,033                   (163)

Cash and cash equivalents at beginning of period .............................               125,806                 32,842
                                                                                       -------------          -------------

Cash and cash equivalents at end of period ...................................         $   1,282,206          $     121,350
                                                                                       =============          =============

Supplemental disclosure of cash flow information
Interest paid ................................................................         $     247,149          $      93,518
                                                                                       =============          =============

Income taxes paid ............................................................         $       1,729          $     193,029
                                                                                       =============          =============

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH TRANSACTIONS

Capital lease of transportation equipment ....................................         $      57,571          $          --
                                                                                       =============          =============


Receipts of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:

   Other receivables - related parties .......................................         $    (259,308)         $          --
                                                                                       =============          =============

   Accrued expenses ..........................................................         $       5,181          $          --
                                                                                       =============          =============

   Receipts in advance .......................................................         $     533,472          $     580,398
                                                                                       =============          =============

Write-off of an associate investment against deferred income:
   Balance of an associate investment ........................................         $     298,113          $          --
   Balance of deferred income ................................................              (165,997)                    --
                                                                                       -------------          -------------
   Loss on write-off of an associate investment ..............................         $     132,116          $          --
                                                                                       =============          =============



                 The accompanying notes are an integral part of
               these Condensed Consolidated Financial Statements.

                       Kid Castle Educational Corporation

            (Formerly King Ball International Technology Corporation)

              Notes to Condensed Consolidated Financial Statements

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

On March 9, 2001, KCIT incorporated a wholly-owned subsidiary, Premier Holding Investment Property Limited ("Premier") incorporated in the British Virgin Islands, which held the entire common stock of Higoal Developments Limited ("Higoal") incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited ("KCES") in the People's Republic of China (the "PRC"). The existing operations of Higoal are principally located in Taiwan and are being expanded in the PRC.

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

On October 1, 2002, Kid Castle Educational Corporation, formerly King Ball International Technology Limited Corporation ("the Company") entered into an exchange agreement with Higoal whereby the Company issued to the stockholders of Higoal 11,880,000 authorized shares of common stock of the Company in exchange of 100% of the issued and fully paid up capital of Higoal. The closing date of this exchange transaction was October 1, 2002.

As a result of the acquisition, the former stockholders of Higoal hold a majority interest in the combined entity of the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby Higoal is deemed to have purchased the Company. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The Company, Higoal and its subsidiaries collectively are referred to as the Group. The operations of the Group are principally located in Taiwan and are being expanded in the PRC.

The historical consolidated financial statements prior to October 1, 2002 are those of Higoal. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Higoal.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2003 and for the six months and three months ended June 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the six months and three months ended June 30, 2003 and 2002 have been made. The results of operations for the six months and three months ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 3 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Sales of books, magazines, audio and video tapes, compact disc and other merchandises are recognised as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Provision is made for expected future sales returns and allowances when revenue is recognized.

Franchising income is recognized on a straight-line basis over the terms of the relevant franchise agreements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts is provided based on the evaluation of collectibility and aging analysis of notes and accounts receivables.

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

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                           Estimated useful life
                                           (in years)
                                           ---------------------
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

NET EARNINGS (LOSS) PER COMMON SHARE

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform with current prior presentation.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."("SFAS No. 149") SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect SFAS No. 149 to have a material impact on the Company's consolidated financial statements upon adoption.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material impact on the Company's consolidated financial statements upon adoption.

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

                                                             JUNE 30,            DECEMBER 31,
                                                              2003                   2002
                                                          -------------          -------------
                                                           (Unaudited)
Notes and accounts receivable
   - Third parties ..............................         $   2,723,064          $   1,899,861
   - Related parties ............................               280,519                 12,285
                                                          -------------          -------------

Total ...........................................             3,003,583              1,912,146
Allowance for doubtful accounts and sales returns              (224,500)              (283,791)
                                                          -------------          -------------

Notes and accounts receivable, net ..............         $   2,779,083          $   1,628,355
                                                          =============          =============

NOTE 6 - INVENTORIES


                                                        JUNE 30,             DECEMBER 31,
                                                          2003                 2002
                                                     -------------          -------------
                                                      (Unaudited)
Work in process ............................         $      36,501          $      39,211
Finished goods and other merchandises ......             2,497,431              2,158,533
                                                     -------------          -------------

                                                         2,533,932              2,197,744
Less: Allowance for obsolete inventories and
   lower of cost or market .................              (580,820)              (751,668)
                                                     -------------          -------------

                                                     $   1,953,112          $   1,446,076
                                                     =============          =============

NOTE 7 - PREPAYMENTS AND OTHER CURRENT ASSETS

                                                        JUNE 30,         DECEMBER 31,
                                                          2003                2002
                                                      -----------        ------------
                                                      (Unaudited)
Prepayments ..................................         $  357,137         $  148,881
Temporary payments ...........................            199,724            297,212
VAT tax recoverable ..........................             22,245             18,866
Tax recoverable ..............................             28,737             28,796
Others .......................................              8,553                 --
                                                       ----------         ----------

                                                       $  616,396         $  493,755
                                                       ==========         ==========

NOTE 8 - INTEREST IN AN ASSOCIATE


                                                         JUNE 30,         DECEMBER 31,
                                                          2003               2002
                                                      -----------         ------------
                                                      (Unaudited)
Global International Education Investment Ltd.
   ("Global International")
Investment cost ..............................         $       --         $  300,000
Translation adjustment .......................                 --              3,035
Share of profit ..............................                 --              9,016
                                                       ----------         ----------

                                                       $       --         $  312,051
                                                       ==========         ==========

On May 16, 2001, the Group entered into an agreement with other subscribers of Global International, a company incorporated in the British Virgin Islands which is principally engaged in operation of kindergartens and schools under the franchise of the Group in the PRC, whereby the Group is required to be responsible for the management and operation of Global International's English-teaching schools. In return, six shares of common stock valued at $50,000 each of Global International were allotted to the Group. As the six shares of common stock account for 15% equity interest in Global International and the chairman of the Group has been appointed as the chairman of Global International, it has been determined that the Group has significant influence and should therefore account for its interest on the equity method.

The cost of investment in Global International is accounted for in the financial statements based on the amount of the cash per share that was contributed by the other investors.

On June 5, 2003, pursuant to a special resolution adopted by the Company's board of directors, the Group resolved to amend the aforementioned agreement entered into on May 16, 2001 to change the Group's cooperation relationship with Global International. On June 10, 2003, the Company entered into a letter of intent with Global International to change the payment structure on their strategic alliance from equity ownership to franchising fees and such amendment to the original agreement should be completed by the end of August 2003. Due to the change on the payment structure, the Company is to give up the 15% ownership in Global International at the effective date of the change of the agreement. As of June 30, 2003, management of the Group evaluated the future economic benefit of the investment and believed that it has been impaired. Accordingly, during the three months ended June 30, 2003, the investment was written off and a loss of $132,116 was recorded in the current period's operation results.

NOTE 9 - RELATED PARTY TRANSACTIONS

OTHER RECEIVABLES

As of December 31, 2002, the balances of amount due from KCE and Global International, which were recorded as other receivables in the balance sheet, were $13,188 and $247,169, respectively. The amounts due from KCE and Global International are both unsecured, carry interest at 6% per annum and have no fixed repayment term. During the three months ended June 30, 2003, KCE and Global International repaid the full amounts of the outstanding balances to the Company.

AMOUNT DUE FORM STOCKHOLDER/DIRECTOR

As of December 31, 2002, the balance of $122,795 represents an amount due from a stockholder and officer of the Company. The amount was loaned to the officer to finance his individual investment in Global International. The loan is unsecured, carries interest at 6% per annum and has no fixed payment term. During the three months ended June 30, 2003, the officer repaid the full amount of the loan to the Company.

AMOUNT DUE TO STOCKHOLDER

As of June 30, 2003 and December 31, 2002, the outstanding balances of amount due to one stockholder, which are unsecured, carry interest at 25% per annum, were $604,984 and $606,208, respectively. The loan does not have fixed repayment terms.

NOTE 10 - INTANGIBLE ASSETS


                                                  JUNE 30,             DECEMBER 31,
                                                    2003                  2002
                                               -------------          -------------
                                                (Unaudited)
Gross carrying amount
Franchise ............................         $     981,335          $     983,321
Copyrights ...........................               576,868                578,034
                                               -------------          -------------

                                                   1,558,203              1,561,355
                                               -------------          -------------
Less: Accumulated amortization
Franchise ............................              (318,934)              (270,414)
Copyrights ...........................              (187,482)              (158,959)
                                               -------------          -------------

                                                    (506,416)              (429,373)
                                               -------------          -------------

NET ..................................         $   1,051,787          $   1,131,982
                                               =============          =============

Amortization charged to operations was $77,753 and $78,023 for the six months ended June 30, 2003 and 2002, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:


2004 ..........................................................    $155,506
2005 ..........................................................     155,506
2006 ..........................................................     155,506
2007 ..........................................................     155,506
2008 ..........................................................     155,506
                                                                   --------

                                                                   $777,530
                                                                   ========

NOTE 11 - BANK BORROWINGS


                                                                   JUNE 30,         DECEMBER 31,
                                                    Notes           2003               2002
                                                                 -----------        ------------
                                                                 (unaudited)
Bank term loans ................................    (i)           $  983,896         $  943,004
Mortgage loan ..................................    (ii)             634,845            663,292
Long-term bank loan ............................    (iii)            488,610                 --
Short-term bank loan ...........................    (iv)             288,434            375,723
                                                                  ----------         ----------

                                                                   2,395,785          1,982,019
                                                                  ----------         ----------
Less: Balances maturing within one year included
   in current liabilities
Bank term loans ................................                     296,592            411,501
Mortgage loan ..................................                      57,327             55,357
Long-term bank loan ............................                     384,217                 --
Short-term bank loan ...........................                     288,434            375,723
                                                                  ----------         ----------

                                                                   1,026,570            842,581
                                                                  ----------         ----------

Bank borrowings maturing after one year ........                  $1,369,215         $1,139,438
                                                                  ==========         ==========

Notes:

(i) The balance represents bank loans with which are pledged by post-dated checks amounting to $1,519,002 and $1,304,521 received from franchisees and the Group's bank deposits of $40,552 and $61,693 as of June 30, 2003 and December 31, 2002, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The applicable interest rates ranged from 5.83% to 8.67% per annum for the six months ended June 30, 2003. For the six months ended June 30, 2003 and 2002, the interest expenses charged to operations amounted to $38,512 and $39,200, respectively.

(ii) The loan was granted by a bank on October 5, 2001 to finance the purchase of the Group's land and buildings, which are pledged to the bank. The loan is fully repayable within 10 years subject to review every three years and carries interest at Taiwan basic borrowing rate minus 0.43% per annum. The applicable interest rate was 7.36% per annum for the 6 months ended June 30, 2003. For the six months ended June 30, 2003 and 2002, the interest expenses charged to operations amounted to $23,767 and $22,518, respectively.

(iii) On March 31, 2003, the Group obtained a loan of $576,203 from a financial institution, which carries interest at 13.5% per annum and is repayable by 18 equal monthly installments, to finance the Group's operations. The last installment falls due on September 30, 2004. As of June 30, 2003, the loan was pledged by the Group's time deposits of $115,374 and guaranteed by two directors/stockholders of the Company. For the period from March 31, 2003, the commencement date of the loan, to June 30, 2003, the interest expenses charged to operations amounted to $18,458.

(iv) The loan was obtained to finance the Group's operations and is secured by the Group's time deposits of $57,686 and $86,705 as of June 30, 2003 and December 31, 2002, respectively, together with personal guarantees provided by two directors and stockholders of the Company. The loan, which carries at Taiwan basic borrowing rate minus 0.92% per annum, is wholly repayable in October 2003. The applicable interest rate was approximately 7.92% per annum for the six months ended June 30, 2003.

For the six months ended June 30, 2003 and 2002, the interest expenses charged to operations amounted to $10,401 and $13,811, respectively.

NOTE 12 - RECEIPTS IN ADVANCE

The balance comprises:

                                                         JUNE 30,         DECEMBER 31,
                                          Notes            2003               2002
                                                        ----------        ------------
                                                       (Unaudited)
Sales deposits received ................. (i)           $  344,319         $  325,233
Franchising income received               (ii)           2,909,789          2,497,476
Subscription fees received .............. (iii)            175,479            225,162
Others ..................................                   15,939                 70
                                                        ----------         ----------

                                                        $3,445,526         $3,047,941
                                                        ==========         ==========

Notes:

(i) The balance represents receipts in advance from customers for goods sold to them.

(ii) The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii) The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 13 - COMMON STOCK

Pursuant to a special Board resolution passed on April 2, 2003, the Company resolved to issue 6,000,000 shares of common stock at a subscription price of $0.70 per share to certain investors in reliance on Regulation S under the Securities Act. As of June 20, 2003, 3,116,540 shares were issued and sold to certain persons in offshore transactions in reliance on Regulation S under the Securities Act. The Company received net proceeds of $2,181,578.

As of June 30, 2003, the Company was authorized to issue 25,000,000 shares of common stock with no par value. As of June 30, 2003 and December 31, 2002, the total issued and outstanding shares were 18,190,869 shares and 15,074,329 shares, respectively.

NOTE 14 - GEOGRAPHICAL SEGMENTS

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


                                    Taiwan                              The PRC                                Total
                       --------------------------------    ---------------------------------     ---------------------------------
                         Six months        Six months        Six months         Six months         Six months         Six months
                            ended            ended             ended              ended              ended               ended
                          June 30,          June 30,          June 30,           June 30,           June 30,           June 30,
                            2003              2002              2003               2002               2003               2002
                       --------------    --------------    --------------     --------------     --------------     --------------
Revenue
External revenue       $    3,583,706    $    2,930,974    $      386,210     $      130,617     $    3,969,916     $    3,061,591
Inter-segment revenue          26,893           256,024                --                 --             26,893            256,024
                       --------------    --------------    --------------     --------------     --------------     --------------

                       $    3,610,599    $    3,186,998    $      386,210     $      130,617     $    3,996,809     $    3,317,615
                       ==============    ==============    ==============     ==============     ==============     ==============

Profit (loss) from
Operations             $       64,675    $       64,807    $     (398,834)    $     (542,638)    $     (334,159)    $     (477,831)
                       ==============    ==============    ==============     ==============     ==============     ==============

Capital expenditures   $      133,164    $       12,941    $       12,216     $       56,460     $      145,380     $       69,401
                       ==============    ==============    ==============     ==============     ==============     ==============

                          June 30,        December 31,        June 30,         December 31,         June 30,         December 31,
                            2003              2002              2003               2002               2003               2002

Total assets           $   11,681,082    $    8,696,608    $    2,299,991     $    1,296,912     $   13,981,073     $    9,993,520
                       ==============    ==============    ==============     ==============     ==============     ==============




                                  Corporate                           Eliminations                         Consolidated
                       --------------------------------    ---------------------------------     ---------------------------------
                         Six months        Six months        Six months         Six months         Six months         Six months
                           ended              ended            ended              ended              ended              ended
                          June 30,          June 30,          June 30,           June 30,           June 30,           June 30,
                            2003              2002              2003               2002               2003               2002
                       --------------    --------------    --------------     --------------     --------------     --------------
Revenue
External revenue       $           --    $           --    $           --     $           --     $    3,969,916     $    3,061,591
Inter-segment revenue              --                --           (26,893)          (256,024)                --                 --
                       --------------    --------------    --------------     --------------     --------------     --------------

                       $           --    $           --    $      (26,893)    $     (256,024)    $    3,969,916     $    3,061,591
                       ==============    ==============    ==============     ==============     ==============     ==============

Profit (loss) from
Operations             $     (386,194)   $       (2,712)   $      (75,483)    $      120,858     $     (795,836)    $     (359,685)
                       ==============    ==============    ==============     ==============     ==============     ==============

Capital expenditures   $           --    $           --    $           --     $           --     $      145,380     $       69,401
                       ==============    ==============    ==============     ==============     ==============     ==============

                          June 30,        December 31,        June 30,         December 31,         June 30,         December 31,
                            2003              2002              2003               2002               2003               2002

Total assets           $    3,988,981    $          870    $   (5,729,607)    $     (105,246)    $   12,240,447     $    9,889,144
                       ==============    ==============    ==============     ==============     ==============     ==============

NOTE 15 - COMMITMENT

During the three months ended March 31, 2003, the Company entered into an agreement with two PRC parties to establish a subsidiary in Beijing, the PRC. Pursuant to the agreement, the total registered capital of the subsidiary which will be 65% owned by the Company is approximately $1,381,000. The Company has agreed to contribute 65% of the registered capital totalling $898,000 attributable to its equity interest and 5% of the registered capital totalling $69,000 for one of the PRC parties. During the three months ended June 30, 2003, due to the adverse impact caused by Severe Acute Respiratory Syndrome ("SARS"), the Company has suspended the formation of the subsidiary. Accordingly, as of June 30, 2003, no capital was contributed by the Company to the subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Factors That May Affect Our Future Results And Financial Conditions" in Part I, Item 1 "Description of Business" of our annual report on Form 10-KSB for the year ended December 31, 2002. We do not intend to update these forward-looking statements.

GENERAL

We are engaged in the business of children's education focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services in running kindergartens and language schools through franchise or cooperation arrangements. Children's teaching materials include books, audio tapes, video tapes and compact discs. A major portion of our educational materials focuses on English language education. We also sell educational tools and equipment that are complementary to our business. Our business is primarily located in Taiwan. In 2001, we expanded our program to the People's Republic of China (the "PRC"). We officially launched our Shanghai operations in April 2002. As in Taiwan, we bring advanced teaching materials and tools, and a monthly magazine, to provide children ranging from two to twelve years of age a unique program for learning the English language and computer skills, and to provide an advanced pre-school education program.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, equity investments, income taxes, financing operations, pensions and commitment and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. We recognize sales of teaching materials and educational tools and equipment as revenue when title of the product and risk of ownership are transferred to the customer, which occurs at the time of delivery, or when the goods arrives at the customer-designated location depending on the associated shipping terms. Additionally, we deliver products sold by our distributors directly to the distributors' customers and, as such, the delivered goods are recognized as revenue similar to sales to our direct customers. We estimate sales returns and discounts based on historical experience and record as reductions to revenues. If market conditions were to decline, we may take actions to increase sales discounts possibly resulting in an incremental reduction of revenue at the time when revenues are recognized.

Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for obsolete inventories and lower of cost or market. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about inventory aging, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Investment impairments. We hold minority equity interests in companies having operations in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Fixed assets and depreciation. Our fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. Buildings are depreciated over a 50-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years.

Impairment of long-lived assets. We review our fixed assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value is generally based on quoted market prices or on the best available information, including prices for similar assets and the results of using other valuation techniques.

As of June 30, 2003, the balance of our amortizable intangible assets was $1,051,787, including franchise of $662,401 and copyrights of $389,386. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of ten years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period the change was incurred.

Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to valuation allowances based upon the management's estimates of realizability. Actual results may differ significantly from the management's estimate.

RESULTS OF OPERATIONS

THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Total net operating revenues increased by $908,325, or 30%, to $3,969,916 for the six moths ended June 30, 2003 from $3,061,591 for the six months ended June 30, 2002, including the increase in sales of goods of $419,869 and increase in franchising income of $495,649, partially offset by the decrease in other operating revenue of $7,193. The increase in sales of goods, from $2,567,579 for the six months ended June 30, 2002 to $2,987,448 for the six months ended June 30, 2003, or 16%, was mainly due to our net sales of goods of $300,961 for the six months ended June 30, 2003 from our new distribution channel of direct marketing of our products, which began in the end of 2002. In addition, net sales of goods generated from our Shanghai operations increased by $125,406, or 125%, to $225,737 for the six months ended June 30, 2003 from $100,331 for the six months ended June 30, 2002. The increase in franchising income, from $351,300 for the six months ended June 30, 2002 to $846,949 for the six months ended June 30, 2003, was mainly due to the increase in numbers of our franchise schools, both in Taiwan and Shanghai, and the increase in the annual franchising fees. Our other operating revenue represents revenue from other activities and services such as staff training, arranging for personal English language tutors and organizing field trips and educational fairs. Other operating revenue decreased by $7,193, or 5%, to $135,519 for the six months ended June 30, 2003 from $142,712 for the six months ended June 30, 2002. The decrease was mainly due to the decrease in income from our share of entrance fees received from the Transportation Museum, a facility where we held educational exhibitions. The Transportation Museum did not hold any exhibitions in the first two quarters of 2003, mainly as a result of the impact of SARS.

Gross profit increased by $760,718, or 43%, to $2,525,604 for the six months ended June 30, 2003 from $1,764,886 for the six months ended June 30, 2002. The increase in gross profit was attributable to the fact that the rate of increase in operating costs from June 30, 2002 to June 30, 2003 was lower than the rate of increase in net operating revenues for the same period. In addition, improved utilization of our consulting and management resources resulted in a reduction in cost of franchising from period to period.

Total operating expenses increased by $1,196,869, or 56%, to $3,321,440 for the six months ended June 30, 2003 from $2,124,571 for the six months ended June 30, 2002. Advertising costs increased by $78,227, or 65%, to $198,747 for the six months ended June 30, 2003 from $120,520 for the six months ended June 30, 2002. The increase was mainly due to we spent additional costs in filming our new commercials, while we did not incur such costs during the same period in the preceding year. Other operating expenses increased by $1,118,642, or 56% to $3,122,693 for the six months ended June 30, 2003 from $2,004,051 for the six months ended June 30, 2002, principally because of the incremental expenses incurred in maintaining the Shanghai office, established in April 2002, of $332,000. In addition, we recruited senior officers to strengthen our management team and enlarge our work force in Taiwan, leading to the increase in employee compensation and benefits by $410,000. Furthermore, on January 27, 2003 we entered into a sponsorship agreement with a PRC entity whereby we paid the sponsorship fee of $231,000 to a PRC charity fund to ameliorate the "psychology, nutrition and constitution" of children in the PRC.

Net interest expense increased by $38,793, or 34%, to $154,472 for the six months ended June 30, 2003 from $115,679 for the six months ended June 30, 2002, primarily due to a loan borrowed from a stockholder in April 2002 (please refer to Note 9 to the condensed consolidated financial statements) that carries a monthly interest of 2.1%, and a new loan obtained from a financial institution in the amount of $576,203 in March 2003.

On June 5, 2003, pursuant to a special resolution adopted by our board of directors, we resolved to amend the agreement we entered into on May 16, 2001 with Global International Education Investment Ltd. ("Global International") to change our cooperation relationship. On June 10, 2003, we entered into a letter of intent with Global International to change the payment structure on the strategic alliance from equity ownership to franchising fees and such amendment to the original agreement should be completed by the end of August 2003. Pursuant to the change on the payment structure, we are to give up the 15% ownership in Global International at the effective date of the change of the agreement. As of June 30, 2003, our management evaluated the future economic benefit of the investment and believed that it has been impaired. Accordingly, during the six months ended June 30, 2003, we recognized a loss of $132,116 in the current period's operating results.

Income tax provision for the six months ended June 30, 2003 was $182,681. This income tax provision mainly represents an increase in the valuation allowance against deferred tax assets generated from our Shanghai operations so as to reduce the deferred tax assets to the extent that the tax benefit is more than likely to be realized. Income tax benefit for the six months ended June 30, 2002 was $73,650. This income tax benefit mainly represents the net operating loss carry forward on the period's tax losses.

THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Net total operating revenues increased by $287,512, or 31%, to $1,207,824 for the three months ended June 30, 2003 from $920,312 for the three months ended June 30, 2002. The increase was mostly attributable to an increase in franchising income, which increased by 159% to $415,298 for the three months ended June 30, 2003 from $160,495 for the three months ended June 30, 2002. The increase in franchising income was mainly due to the increase in numbers of our franchise schools, both in Taiwan and Shanghai, and the increase in the annual franchising fees. Other operating revenue increased by $31,688, or 66%, to $79,791 for the three months ended June 30, 2003 from $48,103 for the three months ended June 30, 2002, mainly due to the increase in registration fee generated from English test income for the three months ended June 30, 2003. In addition, our sales of goods only slightly increased by $1,021, to $712,735 for the three months ended June 30, 2003 from $711,714 for the three months ended June 30, 2002, which was principally due to that the sales generated from our Shanghai operations did not meet our budget as a result of the impact of SARS.

Gross profit increased by $165,255, or 34%, to $648,934 for the three months ended June 30, 2003 from $483,679 for the three months ended June 30, 2002. The increase was mainly attributable to an increase in the annual franchising fees as well as an improved utilization of our consulting and management resources provided to our franchise schools.

Total operating expenses increased by $430,150, or 36%, to $1,629,118 for the three months ended June 30, 2003 from $1,198,968 for the three months ended June 30, 2002. Advertising costs increased by $52,915, or 52%, to $154,772 for the three months ended June 30, 2003 from $101,857 for the three months ended June 30, 2002 as a result of the filming of our new commercials. Other operating expenses increased by $377,235, or 34%, to $1,474,346 for the three months ended June 30, 2003 from $1,097,111 for the three months ended June 30, 2002, principally because of incremental expenses incurred in maintaining our Shanghai office of $242,000. In addition, we recruited senior officers to strengthen our management team and enlarge our work force in Taiwan, leading to the increase in employees' compensation and benefits by $176,000.

Net interest expense decreased by $11,001, or 12%, to $80,451 for the three months ended June 30, 2003 from $91,452 for the three months ended June 30, 2002, primarily due to significant decreased interest rates on our bank borrowings in the second quarter of 2003. In addition, our interest income, which was offset against interest expense, increased by $18,992 due to the increase in our cash and bank deposits balances.

On June 5, 2003, pursuant to a special resolution adopted by our board of directors, we resolved to amend the agreement we entered into on May 16, 2001 with Global International to change our cooperation relationship as discussed above. As a result, during the three months ended June 30, 2003, we recognized a loss of $132,116 in the current period's operating results.

Income tax provision for the three months ended June 30, 2003 was $34,184. This income tax provision mainly represents an increase in the valuation allowance against deferred tax assets generated from our Shanghai operations so as to reduce the deferred tax assets to the extent that the tax benefit is more than likely to be realized. Income tax benefit for the three months ended June 30, 2002 was $178,652. The income tax benefit for the three months ended June 30, 2002 represents mainly the net operating loss carry forward on the period's tax losses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, our principal sources of liquidity included cash and bank balances of $1,282,206, which increased from $125,806 at December 31, 2002. The increase was mainly attributable to the net proceeds of $2,181,578 we received from our investors for the issuance of 3,116,540 shares of common stock during the three months ended June 30, 2003, partially offset by the usage of our working capital in the normal course of our business.

Net cash used in operating activities was $1,476,962 during the six months ended June 30, 2003 as compared to $506,891 during the six months ended June 30, 2002. Net cash used in operating activities in the six months ended June 30, 2003 was mainly due to net loss, an increase in notes and accounts receivable and an increase in inventories, partially offset by an increase in other payables.

Net cash provided by investing activities amounted to $6,983 during the six months ended June 30, 2003 as compared to net cash used in investing activities which amounted to $34,296 during the six months ended June 30, 2002. The $41,279 difference was primarily attributable to the collections of amount due from stockholder/director increased from $79,248 during the six months ended June 30, 2002 to $122,300 during the six months ended June 30, 2003. In addition, our pledged bank fixed deposits increased by $65,381 during the six months ended June 30, 2003, compared to a decrease of $31,468 during the six months ended June 30, 2002. The $96,849 difference was mainly due to we had time deposits of $115,374 as of June 30, 2003 pledged for the loan we obtained in March 2003. Furthermore, capital expenditures were $145,380 for the six months ended June 30, 2003, of which $57,571 was financed via a capital lease arrangement, compared to $69,401 for the six months ended June 30, 2002.

Net cash provided by financing activities during the six months ended June 30, 2003 was $2,623,346 as compared to $629,858 during the six months ended June 30, 2002. The $1,993,488 difference was primarily attributable to the net proceeds of $2,181,578 we received from the issuance of 3,116,540 shares of common stock during the three months ended June 30, 2003.

As of June 30, 2003, the Company has a total line of credit of $2,019,000 from certain banks and an unused credit facility of $111,825.

NEW ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is applicable to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. We do not expect SFAS No. 149 to have a material impact on our consolidated financial statements upon adoption.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is applicable to all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material impact on our consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There has not been any significant changes, or corrective actions taken with regards to any significant deficiencies or material weaknesses, in our internal controls. In conducting the above-referenced evaluation and developing our assessment of the effectiveness of internal control over financial reporting, we have maintained evidential matters, including documentation, to provide reasonable support for the assessment of the effectiveness of our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

On April 2, 2003, the Board of Directors authorized for issuance up to 6,000,000 shares of common stock at a subscription price of $0.70 per share to offshore investors in reliance on Regulation S under the Securities Act. Pursuant to a private placement in offshore transactions in reliance on Regulation S under the Securities Act, certain investors entered into stock purchase agreements, each dated as of June 20, 2003, with us, pursuant to which the investors purchased an aggregate of 3,116,540 shares of common stock at a price of $0.70 per share. We received net proceeds of $2,181,578 which were used as our working capital and will be used as capital investments to expand our business in the PRC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

During the three months ended March 31, 2003, we entered into an agreement with two PRC parties to establish a subsidiary in Beijing, the PRC. Under the terms of the agreement, total registered capital of the subsidiary which is to be 65% owned by us, is approximately $1, 381,000. We have agreed to contribute 65% of the registered capital totaling $898,000 attributable to its equity interest and 5% of the registered capital totaling $69,000 for one of the PRC parties. During the three months ended June 30, 2003, due to the adverse impact caused by SARS, we have suspended the formation of the subsidiary. Accordingly, as of June 30, 2003, we have not contributed any capital to the subsidiary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A.             Exhibits

   31.1 Rule 13a-14(a)/15d-14(a) Certification of Kuo-An Wang as authorized by Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Rule 13a-14(a)/15d-14(a) Certification of Yu-En Chiu as authorized by Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Kuo-An Wang pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Yu-En Chiu pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   B.             Reports on Form 8-K

   July 10, 2003  Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003



                                      By: /s/ Kuo-An Wang
                                         -------------------------------
                                         Name: Kuo-An Wang
                                         Title:  Chief Executive Officer