Form 10QSB
period 2003-09-30
KID CASTLE EDUCATIONAL CORP
filed 2003-11-14
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number: 333-61286

KID CASTLE EDUCATIONAL CORPORATION

(formerly King Ball International Technology Corporation)

Florida	59-2549529
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

8th Floor, No. 98 Mon Chuan Road
Hsien Tien, Taipei, Taiwan ROC
011-88622218 5996

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [   ] NO

There were 18,190,869 shares of the Registrant’s no par value common stock outstanding as of October 31, 2003.

Transitional Small Business Format (check one) Yes [   ] NO [X]

FORM 10-QSB

KID CASTLE EDUCATIONAL CORPORATION

-i-

PART I
FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pages

Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	1 – 2
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	3
Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2003 and for the year ended December 31, 2002	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5 – 6
Notes to Condensed Consolidated Financial Statements	7 – 17

-ii-

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets
Cash and bank balances	$903,242	$125,806
Bank fixed deposits – pledged	160,633	148,398
Notes and accounts receivable, net (Note 5)	3,850,780	1,628,355
Inventories, net (Note 6)	1,792,881	1,446,076
Other receivables (Note 9)	496,715	319,415
Prepayments and other current assets (Note 7)	607,864	493,755
Pledged notes receivable	1,037,384	905,754
Deferred income tax assets	480,514	805,075

Total current assets	9,330,013	5,872,634
Deferred income tax assets	91,829	84,503
Prepayments for long-term investments	60,063	—
Interest in an associate (Note 8)	—	312,051
Amount due from stockholder/director (Note 9)	—	122,795
Property, plant and equipment, net	1,948,954	1,822,329
Intangible assets, net of amortization (Note 10)	1,037,674	1,131,982
Pledged notes receivable	423,294	436,793
Other assets	127,333	106,057

Total assets	$13,019,160	$9,889,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank borrowings (Note 11)	$2,324,691	$842,581
Notes and accounts payable	1,691,236	1,713,315
Accrued expenses	1,058,753	1,059,265
Amounts due to stockholders (Note 9)	690,288	606,208
Other payables	600,608	266,604
Deposits received	182,033	104,624
Receipts in advance (Note 12)	3,877,502	3,047,941
Obligation under capital leases due within one year	29,514	—

Total current liabilities	10,454,625	7,640,538
Long-term bank borrowings (Note 11)	202,981	1,139,438
Obligation under capital leases	15,897	—
Stock subscriptions received in advance	122,850	—
Deposits received	567,154	385,405
Accrued pension liabilities	133,969	87,197

Total liabilities	11,497,476	9,252,578

(to be continued)

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Condensed Consolidated Balance Sheets — Continued

(Expressed in US Dollars)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Commitments (Note 15)
Stockholders’ equity
Common stock, no par share (Note 13):
25,000,000 shares authorized; 18,190,869 shares and 15,074,329 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	6,836,458	4,654,880
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(5,413,777)	(4,116,891)
Accumulated other comprehensive loss	(160,338)	(160,764)

Total stockholders’ equity	1,521,684	636,566

Total liabilities and stockholders’ equity	$13,019,160	$9,889,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues
Sales of goods	$2,488,914	$1,936,279	$5,476,362	$4,503,858
Franchising income	473,337	266,321	1,320,286	617,621
Other operating revenues	126,295	37,350	261,814	180,062

Total net operating revenues	3,088,546	2,239,950	7,058,462	5,301,541

Operating costs
Cost of goods sold	(912,418)	(1,323,001)	(1,982,501)	(2,343,911)
Cost of franchising	(139,913)	(93,492)	(409,307)	(280,089)
Other operating costs	(116,050)	(36,680)	(220,885)	(125,878)

Total operating costs	(1,168,381)	(1,453,173)	(2,612,693)	(2,749,878)

Gross profit	1,920,165	786,777	4,445,769	2,551,663
Advertising costs	(98,483)	(54,185)	(297,230)	(174,705)
Other operating expenses	(1,764,537)	(1,008,501)	(4,887,230)	(3,012,552)

Income (loss) from operations	57,145	(275,909)	(738,691)	(635,594)
Interest expenses, net	(72,197)	(79,502)	(226,669)	(195,181)
Share of profit (loss) of an investment	—	2,284	(12,750)	6,790
Loss on write-off of an investment	—	—	(132,842)	—
Other non-operating income, net	69,997	43,401	145,000	125,051

Income (loss) before income taxes	54,945	(309,726)	(965,952)	(698,934)
(Provision) benefit for taxes	(148,253)	62,998	(330,934)	136,648

Net loss	$(93,308)	$(246,728)	$(1,296,886)	$(562,286)

Loss per share – basic and diluted	$(0.005)	$(0.021)	$(0.080)	$(0.047)

Weighted-average shares used to compute loss per share – basic and diluted	18,190,869	11,880,000	16,250,166	11,880,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock

						Accumulated
			Additional			other
	Number of		paid-in	Legal	Accumulated	comprehensive
	shares	Amount	capital	reserve	deficit	loss	Total

Balance, January 1, 2002	11,880,000	$4,654,880	$204,021	$30,642	$(2,175,217)	$(183,034)	$2,531,292
Net loss for 2002	—	—	—	—	(1,906,996)	—	(1,906,996)
Cumulative translation adjustment	—	—	—	—	—	22,270	22,270

Comprehensive loss							(1,884,726)

Merger acquisition	3,194,329	—	(10,000)	—	—	—	(10,000)
Appropriation of legal reserve	—	—	—	34,678	(34,678)	—	—

Balance, December 31, 2002	15,074,329	4,654,880	194,021	65,320	(4,116,891)	(160,764)	636,566
Net loss for the nine months ended September 30, 2003 (unaudited)	—	—	—	—	(1,296,886)	—	(1,296,886)
Cumulative translation adjustment (unaudited)	—	—	—	—	—	426	426

Comprehensive loss (unaudited)							(1,296,460)

Issuance of common stock for cash (unaudited)	3,116,540	2,181,578	—	—	—	—	2,181,578

Balance, September 30, 2003 (unaudited)	18,190,869	$6,836,458	$194,021	$65,320	$(5,413,777)	$(160,338)	$1,521,684

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Nine Months Ended September 30,

	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,296,886)	$(562,286)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation of property, plant and equipment	133,094	68,165
Amortization of intangible assets	117,271	117,577
Allowance for sales returns	77,077	—
Allowance for doubtful accounts	93,514	136,543
Provision for loss on market value decline and obsolescence of inventories	—	48,320
Reversal of inventory reserves	(163,831)	—
Share of loss (profit) of an investment	12,750	(6,790)
Loss on write-off of an investment	132,842	—
(Increase)/decrease in:
Notes and accounts receivable	(1,939,891)	(958,212)
Inventories	(144,037)	(136,850)
Other receivables	(301,096)	373,092
Prepayments and other current assets	(223,779)	172,665
Deferred income tax assets	330,283	(246,916)
Other assets	(18,505)	8,584
Increase/(decrease) in:
Notes and accounts payable	(59,094)	158,131
Accrued expenses	(22,668)	(47,509)
Other payables	322,151	53,843
Receipts in advance	613,267	514,054
Income taxes payable	—	(146,306)
Deposits received	258,249	127,974
Accrued pension liabilities	43,893	39,807

Net cash used in operating activities	(2,035,396)	(286,114)

Cash flows from investing activities
Purchase of property, plant and equipment	(172,562)	(78,618)
Proceeds from disposal of property, plant and equipment	13,416	—
Prepayment of long-term investments	(58,828)	—
Amount due from stockholder/director	122,973	(39,161)
Bank fixed deposits – pledged	(8,719)	23,349
Pledged notes receivable	38,081	(112,571)

Net cash used in investing activities	(65,639)	(207,001)

(to be continued)

Kid Castle Educational Corporation
(Formerly King Ball International Technology Corporation)

Condensed Consolidated Statements of Cash Flows — Continued

(Expressed in US Dollars)

	Nine Months Ended September 30,

	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$2,240,020	$18,845
Repayment of bank borrowings	(1,749,178)	(38,103)
Repayment of capital leases	(13,409)	(28,523)
Amounts due to stockholders	69,017	608,671
Issuance of common stock for cash	2,181,578	—
Stock subscriptions received in advance	122,850	—

Net cash provided by financing activities	2,850,878	560,890

Net increase in cash and bank balances	749,843	67,775
Effect of exchange rate changes on cash and bank balances	27,593	(577)
Cash and bank balances at beginning of period	125,806	32,842

Cash and bank balances at end of period	$903,242	$100,040

Supplemental disclosure of cash flow information
Interest paid	$301,415	$210,128

Income taxes paid	$1,738	$254,116

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$57,887	$—

Receipts of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:
Other receivables – related parties	$(260,734)	$—

Receipts in advance	$83,439	$443,300

Write-off of an associate investment against deferred income:
Balance of an associate investment	$299,752	$—
Balance of deferred income	(166,910)	—

Loss on write-off of an associate investment	$132,842	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
(Formerly King Ball International Technology Corporation)

Notes to Condensed Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kid Castle Internet Technologies Limited (“KCIT”) was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China (“Taiwan”) as a limited liability company which was originally named as Wonderland Internet Technologies Limited. KCIT is engaged in the business of children’s education focusing on the English language. The business comprises publication, sales and distribution of related books, magazines, audio and video tapes and compact disc, franchising and sales of merchandises complementary to the business.

KCIT commenced operations in April 2000 when it acquired the above business from a related company, Kid Castle Enterprises Limited (“KCE”), which was owned by two directors and stockholders of KCIT.

On March 9, 2001, KCIT formed a wholly-owned subsidiary, Premier Holding Investment Property Limited (“Premier”) incorporated in the British Virgin Islands, which held the entire common stock of Higoal Developments Limited (“Higoal”) incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited (“KCES”) in the People’s Republic of China (the “PRC”). The existing operations of Higoal are principally located in Taiwan and are being expanded in the PRC.

In June 2002, KCIT has undertaken a series of group restructuring. The wholly-owned subsidiary of KCIT, Premier, which held the entire issued common stock of Higoal has been removed. Thereafter, KCIT became the direct owner of the outstanding shares of Higoal. Premier was subsequently liquidated in June 2003.

On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the stockholders of KCIT in exchange for 100% of the outstanding common stock of KCIT. As a result of this restructuring, KCIT became a wholly-owned subsidiary of Higoal. This transaction was a reorganization as there was no change in the stockholders of Higoal and KCIT before and after the transaction.

On October 1, 2002, Kid Castle Educational Corporation, formerly King Ball International Technology Limited Corporation (the “Company”) entered into an exchange agreement with Higoal whereby the Company issued to the stockholders of Higoal 11,880,000 shares of common stock of the Company in exchange for 100% of the issued and fully paid up capital of Higoal.

As a result of the share exchange, the former stockholders of Higoal hold a majority of the Company’s outstanding capital stock. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby Higoal is deemed to have purchased the Company. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The Company, Higoal and its subsidiaries collectively are referred to as the Group. The operations of the Group are principally located in Taiwan and are being expanded in the PRC.

The historical consolidated financial statements prior to October 1, 2002 are those of Higoal. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Higoal.

NOTE 2 — BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2003 and for the nine months and three months ended September 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the nine months and three months ended September 30, 2003 and 2002 have been made. The results of operations for the nine months and three months ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 3 — SUMMARY OF IMPORTANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Sales of books, magazines, audio and video tapes, compact disc and other merchandise are recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Provision is made for expected future sales returns and allowances when revenue is recognized.

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

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful life
(in years)

Land	Indefinite
Buildings	50
Furniture and fixtures	4-10
Transportation equipment	2.5-5
Miscellaneous equipment	3-10

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

INCOME TAXES

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is not considered more likely than not that the deferred tax assets will be realized.

INTANGIBLE ASSETS

Franchises and copyrights are stated at cost and amortized on the straight-line method over their estimated useful lives of 10 years.

NET EARNINGS (LOSS) PER COMMON SHARE

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform with current presentation.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”(“SFAS No. 149”) SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes the adoption of SFAS No. 149 will have no material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes the adoption of SFAS No. 150 will have no material impact on the Company’s consolidated financial statements.

NOTE 5 – NOTES AND ACCOUNTS RECEIVABLE

	September 30,	December 31,
	2003	2002

	(Unaudited)
Notes and accounts receivable
– Third parties	$3,893,401	$1,899,861
– Related parties	286,891	12,285

Total	4,180,292	1,912,146
Allowance for doubtful accounts and sales returns	(329,512)	(283,791)

Notes and accounts receivable, net	$3,850,780	$1,628,355

NOTE 6 – INVENTORIES

	September 30,	December 31,
	2003,	2002

	(Unaudited)
Work in process	$52,423	$39,211
Finished goods and other merchandises	2,341,387	2,158,533

	2,393,810	2,197,744
Less: Allowance for obsolete inventories and lower of cost or market	(600,929)	(751,668)

	$1,792,881	$1,446,076

NOTE 7 – PREPAYMENTS AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
Prepayments	$402,883	$148,881
Temporary payments	156,898	297,212
VAT tax recoverable	—	18,866
Tax recoverable	29,442	28,796
Others	18,641	—

	$607,864	$493,755

NOTE 8 – INTEREST IN AN ASSOCIATE

	September 30,	December 31,
	2003	2002

	(Unaudited)
Global International Education Investment Ltd. (“Global International”)
Investment cost	$—	$300,000
Translation adjustment	—	3,035
Share of profit	—	9,016

	$—	$312,051

On May 16, 2001, the Group entered into an agreement with other subscribers of Global International, a company incorporated in the British Virgin Islands which is principally engaged in operation of kindergartens and schools under the franchise of the Group in the PRC, whereby the Group is required to be responsible for the management and operation of Global International’s English-teaching schools. In return, six shares of common stock valued at $50,000 each of Global International were allotted to the

Group. As the six shares of common stock account for 15% equity interest in Global International and the chairman of the Group has been appointed as the chairman of Global International, it has been determined that the Group has significant influence and should therefore account for its interest on the equity method.

The cost of investment in Global International is accounted for in the financial statements based on the amount of the cash per share that was contributed by the other investors.

On June 5, 2003, pursuant to a special resolution adopted by the Company’s board of directors, the Group resolved to amend the aforementioned agreement entered into on May 16, 2001 to change the Group’s cooperation relationship with Global International. On June 10, 2003, the Group entered into a letter of intent with Global International to change the payment structure on their strategic alliance from equity ownership to franchising fees and such amendment to the original agreement should be completed by the end of August 2003. Due to the change on the payment structure, the Group was to give up the 15% ownership in Global International at the effective date of the change of the agreement. Accordingly, management of the Group evaluated the future economic benefit of the investment and believed that it has been impaired. Hence, during the three months ended June 30, 2003, the investment was written off and a loss of $132,842 was recorded in the current period’s operation results. On August 25, 2003, the Group entered into a revised agreement with Global International to provide consulting services to Global International. Pursuant to this revised agreement, the Group charges 15% of Global International’s annual net income as consulting fees. The service period covered by the revised agreement began on July 1, 2003. As of September 30, 2003, Global International was in a loss position for the quarter, and therefore the Group has not accrued any consulting fee income from Global International under the revised agreement.

NOTE 9 – RELATED PARTY TRANSACTIONS

OTHER RECEIVABLES

As of December 31, 2002, the balance of amount due from KCE, which was recorded as other receivables on the balance sheet, was $13,188. As of September 30, 2003, total outstanding balance of amount due from KCE was $518,218, $298,168 of which was recorded as other receivables on the balance sheet. The remaining balance of $220,050 represented the post-dated checks that KCE issued to the Group to repay a portion of its debts and was recorded as notes receivable on the balance sheet. The Group expects that these post-dated checks will be cleared by the end of 2003. The amounts due from KCE are unsecured, bear no interest and have no fixed repayment term.

As of December 31, 2002, the balance of amount due from Global International, which was recorded as other receivables on the balance sheet, was $247,169. The amounts due from Global International are unsecured, carry interest at 6% per annum and have no fixed repayment term. During the nine months ended September 30, 2003, Global International repaid the full amounts of the outstanding balances to the Group.

AMOUNT DUE FROM STOCKHOLDER/DIRECTOR

As of December 31, 2002, the balance of $122,795 represented an amount due from a stockholder, who is also an officer of the Company. The amount was loaned to the officer to finance his individual investment in Global International. The loan was unsecured, bore interest at 6% per annum and had no fixed payment term. During the nine months ended September 30, 2003, the officer repaid the full amount of the loan to the Group in the form of post-dated checks. As of September 30, 2003, $46,025 of the post-dated checks remained outstanding and was recorded as notes receivable on the balance sheet. The Group expects that these post-dated checks will be cleared by the end of 2003.

AMOUNT DUE TO STOCKHOLDER

As of September 30, 2003 and December 31, 2002, the outstanding balances of amount due to one stockholder, which are unsecured and bear interest at 25.2% per annum, were $619,823 and $606,208, respectively. The loan does not have fixed repayment terms.

NOTE 10 – INTANGIBLE ASSETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
Gross carrying amount
Franchise	$1,005,405	$983,321
Copyrights	591,017	578,034

	1,596,422	1,561,355

Less: Accumulated amortization
Franchise	(351,892)	(270,414)
Copyrights	(206,856)	(158,959)

	(558,748)	(429,373)

Net	$1,037,674	$1,131,982

Amortization charged to operations was $117,271 and $117,577 for the nine months ended September 30, 2003 and 2002, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2004	$156,362
2005	156,362
2006	156,362
2007	156,362
2008	156,362

$781,810

NOTE 11 – BANK BORROWINGS

		September 30,	December 31,
	Notes	2003	2002

		(unaudited)
Bank term loans	(i )	$938,554	$943,004
Mortgage loan	(ii)	—	663,292
Long-term bank loan	(iii)	407,085	—
Short-term secured bank loan	(iv)	945,626	375,723
Short-term unsecured bank loan	(v )	236,407	—

		2,527,672	1,982,019

Less: Balances maturing within one year included in current liabilities
Bank term loans		735,573	411,501
Mortgage loan		—	55,357
Long-term bank loan		407,085	—
Short-term secured bank loan		945,626	375,723
Short-term unsecured bank loan		236,407	—

		2,324,691	842,581

Bank borrowings maturing after one year		$202,981	$1,139,438

Notes:

(i)	The balance represents bank loans with which are pledged by post-dated checks amounting to $1,460,678 and $1,304,521 received from franchisees and the Group’s bank deposits of $42,430 and $61,693 as of September 30, 2003 and December 31, 2002, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The applicable interest rates ranged from 5.83% to 8.67% per annum for the nine months ended September 30, 2003. For the nine months ended September 30, 2003 and 2002, the interest expenses charged to operations amounted to $53,384 and $59,266, respectively.

(ii)	The loan was granted by a bank on October 5, 2001 to finance the purchase of the Group’s land and buildings, which were pledged to the bank. The loan was fully repayable within 10 years subject to review every three years and bore interest at the Taiwan basic borrowing rate minus 0.43% per annum. In August 2003, the Group repaid the total outstanding balance of the loan by means of new loans obtained from another bank. The applicable interest rate was 7.36% per annum for the period from January 1, 2003 to the repayment date in August 2003. For the period from January 1, 2003 to the repayment date in August 2003 and the nine months ended September 30, 2002, the interest expenses charged to operations amounted to $28,419 and $35,517, respectively.

(iii)	On March 31, 2003, the Group obtained a loan of $576,203 from a financial institution, which bears interest at 13.5% per annum and is repayable by 18 equal monthly installments, to finance the Group’s operations. The last installment falls due on September 30, 2004. As of September 30, 2003, the loan was pledged by the Group’s time deposits of $118,203 and guaranteed by two directors/stockholders of the Company. For the period from March 31, 2003, the commencement date of the loan, to September 30, 2003, the interest expenses charged to operations amounted to $34,094.

(iv)	As of December 31, 2002, the outstanding balance of the loan amounting to $375,723 was obtained to finance the Group’s operations and was secured by the Group’s time deposits of $86,705, together with personal guarantees provided by two directors and stockholders of the Company. The loan, which bore interest at the Taiwan basic borrowing rate minus 0.92% per annum, was wholly repaid in August 2003. The applicable interest rate was approximately 7.92% per annum for the period from January 1, 2003 to the loan repayment date. For the period from January 1, 2003 to the loan repayment date and for the nine months ended September 30, 2002, the interest expenses charged to operations amounted to $12,415 and $22,099, respectively.

In August 2003, the Group obtained a loan with principal amount of $945,626 from a bank to repay its mortgage loan as described in note (ii) as well as to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors and stockholders of the Group. The loan, which carries interest at the lending bank’s basic borrowing rate plus 1.46% per annum, is wholly repayable in August 2004. The applicable interest rate was approximately 4.95% per annum during the current period. For the period from the loan commencement date in August 2003 to September 30, 2003, the interest expenses charged to operations amounted to $7,169.

(v)	The unsecured short-term loan with principal amount of $236,407, guaranteed by two directors and stockholders of the Group, was obtained together with the secured short-term loan as described in note (iv) in August 2003 to finance the Group’s operations. The loan, which bears interest at the Taiwan basic borrowing rate plus 1.66% per annum, is wholly repayable in August 2004. The applicable interest rate was approximately 5.15% per annum during the current period. For the period from the loan commencement date in August 2003 to September 30, 2003, the interest expenses charged to operations amounted to $2,230.

NOTE 12 – RECEIPTS IN ADVANCE

The balance comprises:

		September 30,	December 31,
	Notes	2003	2002

		(Unaudited)
Sales deposits received	(i )	$301,653	$325,233
Franchising income received	(ii)	3,221,714	2,497,476
Subscription fees received	(iii)	311,171	225,162
Others		42,964	70

		$3,877,502	$3,047,941

Notes:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 13 – COMMON STOCK

Pursuant to a special Board resolution passed on April 2, 2003, the Company resolved to issue 6,000,000 shares of common stock at a subscription price of $0.70 per share to certain investors in reliance on Regulation S under the Securities Act. During the quarter ended June 30, 2003, 3,116,540 shares were issued and sold to certain persons in offshore transactions in reliance on Regulation S under the Securities Act. The Company received net proceeds of $2,181,578.

In August 2003, the Company received stock subscriptions totaling $122,850 from Globe Wisdom Investments Limited. As of September 30, 2003, the Company has not issued any shares to this investor with respect to its subscription. Accordingly, stock subscriptions received in advance of $122,850 was accounted for as liabilities on the balance sheet.

As of September 30, 2003, the Company was authorized to issue 25,000,000 shares of common stock with no par value. As of September 30, 2003 and December 31, 2002, the total issued and outstanding shares were 18,190,869 shares and 15,074,329 shares, respectively.

NOTE 14 – GEOGRAPHICAL SEGMENTS

The Group is principally engaged in the business of children education focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographical segments is as follows:

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated

	Nine	Nine	Nine	Nine	Nine	Nine	Nine	Nine	Nine	Nine	Nine	Nine
	months	months	months	months	months	months	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended	ended	ended	ended	ended	ended	ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Revenue
External revenue	$6,227,909	$5,126,460	$830,553	$175,081	$7,058,462	$5,301,541	$—	$—	$—	$—	$7,058,462	$5,301,541
Inter-segment revenue	5,739	311,134	—	—	5,739	311,134	—	—	(5,739)	(311,134)	—	—

	$6,233,648	$5,437,594	$830,553	$175,081	$7,064,201	$5,612,675	$—	$—	$(5,739)	$(311,134)	$7,058,462	$5,301,541

Profit (loss) from Operations	$471,758	$268,461	$(708,312)	$(1,025,377)	$(236,554)	$(756,916)	$(454,451)	$(46,159)	$(47,686)	$167,481	$(738,691)	$(635,594)

Capital expenditures	$150,338	$13,681	$80,111	$64,937	$230,449	$78,618	$—	$—	$—	$—	$230,449	$78,618

	Sept. 30,	December 31,	Sept. 30,	December 31,	Sept. 30,	December 31,	Sept. 30,	December 31,	Sept. 30,	December 31,	Sept. 30,	December 31,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Total assets	$12,171,526	$8,696,608	$2,474,784	$1,296,912	$14,646,310	$9,993,520	$2,069,210	$870	$(3,696,360)	$(105,246)	$13,019,160	$9,889,144

NOTE 15 – COMMITMENT

During the three months ended March 31, 2003, the Company entered into an agreement with two PRC parties to establish a subsidiary in Beijing, the PRC. Pursuant to the agreement, the total registered capital of the subsidiary which will be 65% owned by the Group is approximately $1,381,000. The Group has agreed to contribute 65% of the registered capital totaling $898,000 attributable to its equity interest and 5% of the registered capital totaling $69,000 for one of the PRC parties. However, the formation of the subsidiary was postponed due to the adverse impact caused by Severe Acute Respiratory Syndrome (“SARS”) during the second quarter of 2003. The Company recently started the talks with the two PRC parties again. However, as of September 30, 2003, no capital has been contributed by the Group to the subsidiary.

NOTE 16 – SUBSEQUENT EVENT

On November 4, 2003, the Company submitted “Common Stock Listing Application” with American Stock Exchange LLC (“AMEX”) for the listing of its issued and outstanding shares of common stock. As of November 13, 2003, the Company had not received approval for the listing application from AMEX.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption “Factors That May Affect Our Future Results And Financial Condition” contained herein and other factors disclosed in our filings with the Securities and Exchange Commission including, but not limited to our Annual Report on Form 10-KSB for the year ended December 31, 2002. We do not intend to update these forward-looking statements.

GENERAL

We are engaged in the business of children’s education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audio tapes, video tapes and compact discs. A major portion of our educational materials focuses on English language education. We also sell educational tools and equipment that are complementary to our business. Currently, our major business is in Taiwan. In 2001, we started to expand our business in the People’s Republic of China (“PRC”). We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools, and monthly and bi-weekly magazines to provide children ranging from two to twelve years of age a chance to learn exceptional English language and computer skills, and to provide a pre-school education program.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, equity investments, income taxes, financing operations, pensions and commitment and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. We recognize sales of teaching materials and educational tools and equipment as revenue when title of the product and risk of ownership are transferred to the customer, which occurs at the time of delivery, or when the goods arrive at the customer designated location, depending on the associated shipping terms. Additionally, we deliver products sold by our distributors directly to the distributors’ customers and as such the delivered goods are recognized as revenue similar to sales to our direct customers. We estimate sales returns and discounts based on historical experience and record as reductions to revenues.

If market conditions were to decline, we may take actions to increase sales discounts, possibly resulting in an incremental reduction of revenue at the time when revenues are recognized.

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

Investment impairments. We hold minority equity interests in companies having operations in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Fixed assets and depreciation. Our fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. Buildings are depreciated over a 50-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from two and a half years to ten years.

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

As of September 30, 2003, the balance of our amortizable intangible assets was $1,037,674, including franchise-related intangible assets of $653,513 and copyrights of $384,161. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to valuation allowances based upon management’s estimates of realizability. Actual results may differ significantly from management’s estimate.

Currency Risk

Our transactions with suppliers and customers are primarily effected in New Taiwan dollars, which is the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited (“KCIT”). As a result of our expansion in the PRC, our transactions denominated in Renminbi, which is the functional currency of our PRC subsidiary, Kid Castle Educational Software Development Company Limited (“KCES”), are increasing. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar and the Renminbi will affect our reported financial results. Such impacts could be meaningful and are independent of the underlying performance of the business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to such effects.

RESULTS OF OPERATIONS

Nine months ended September 30, 2003 and 2002

Total net operating revenues increased by $1,756,921, or 33%, to $7,058,462 for the nine months ended September 30, 2003 from $5,301,541 for the nine months ended September 30, 2002, including the increases in sales of goods of $972,504, franchising income of $702,665 and other operating revenues of $81,752. The increase in sales of goods, from $4,503,858 for the nine months ended September 30, 2002 to $5,476,362 for the nine months ended September 30, 2003, or 22%, was mainly due to we generated net sales of goods of $496,168 for the nine months ended September 30, 2003 from our new distribution channel of direct marketing, which began in the end of 2002. In addition, net sales of goods generated from our Shanghai operations increased by $424,659, or 328%, to $554,100 for the nine months ended September 30, 2003 from $129,441 for the nine months ended September 30, 2002. The increase in franchising income, from $617,621 for the nine months ended September 30, 2002 to $1,320,286 for the nine months ended September 30, 2003, was mainly due to the increase in numbers of our franchised schools, both in Taiwan and Shanghai, and the increase in the annual franchising fees. In addition, franchising income generated from our Shanghai operations were $261,279 for the nine months ended September 30, 2003, in comparison with $0 for the same period in prior year. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs and designing the school layout for franchised schools. Other operating revenues increased by $81,752, or 45%, to $261,814 for the nine months ended September 30, 2003 from $180,062 for the nine months ended September 30, 2002. The increase was mainly due to the new service provided to the franchised schools for the design of their school layout of $113,695 for the nine months ended September 30, 2003.

Gross profit increased by $1,894,106, or 74%, to $4,445,769 for the nine months ended September 30, 2003 from $2,551,663 for the nine months ended September 30, 2002. Gross margin increased to 63% for the nine months ended September 30, 2003 from 48% for the same period in prior year. The increase in gross profit corresponded to the increase in net operating revenues. In addition, the Group was able to negotiate more favorable terms with its vendors, leading to a significant reduction of purchasing costs and the increase of gross margin from period to period.

Total operating expenses increased by $1,997,203, or 63% to $5,184,460 for the nine months ended September 30, 2003 from $3,187,257 for the nine months ended September 30, 2002. Advertising costs increased by $122,525, or 70% to $297,230 for the nine months ended September 30, 2003 from $174,705 for the nine months ended September 30, 2002. The increase was mainly due to we spent more advertising costs on the promotion of our new magazines and franchised schools. Other operating expenses increased by $1,874,678, or 62% to $4,887,230 for the nine months ended September 30, 2003 from $3,012,552 for the nine months ended September 30, 2002, principally due to an increase in commission fees to distributors and an increase in expenses as a result of the expansion in Shanghai, PRC. Commission fees increased by $118,416, or 68% to $293,162 for the nine months ended September 30, 2003 from $174,746 for the nine months ended September 30, 2002, which were corresponding to the increase in numbers of our distributors as well as a result of the change of out strategy to increase the commission ratio granted to primary school distributors, in order to stabilize the sales prices of the products sold to them. The incremental expenses incurred in maintaining the Shanghai office, established in April 2002, was approximately $611,000. In addition, we recruited senior officers to strengthen our management team and enlarge our work force in Taiwan, leading to the increase in employees’ compensation and benefits by approximately $617,000. We also incurred additional professional fees in relation to SEC filings of approximately $191,000. Furthermore, on January 27, 2003 we entered into a sponsorship agreement with a PRC entity whereby we paid the sponsorship fee of approximately $231,000 to a PRC charity fund to ameliorate the “psychology, nutrition and constitution” of children in the PRC.

Net interest expense increased by $31,488, or 16%, to $226,669 for the nine months ended September 30, 2003 from $195,181 for the nine months ended September 30, 2002, primarily due to a loan borrowed from a stockholder in April 2002 (please refer to Note 9 to the condensed consolidated financial statements) that bears a monthly interest rate of 2.1%, and a new loan obtained from a financial institution in an amount of $576,203 in March 2003.

On June 5, 2003, pursuant to a special resolution adopted by our board of directors, we resolved to amend the agreement we entered into on May 16, 2001 with Global International Education Investment Ltd. (“Global International”) to change our cooperation relationship. On June 10, 2003, we entered into a letter of intent with Global International to change the payment structure on the strategic alliance from equity ownership to franchising fees and such amendment to the original agreement should be completed by the end of August 2003. Pursuant to the change on the payment structure, we were to give up the 15% ownership in Global International at the effective date of the change of the agreement. As of June 30, 2003, our management evaluated the future economic benefit of the investment and believed that it has been impaired. Hence, during the three months ended June 30, 2003, the investment was written off and a loss of $132,842 was recorded in the current period’s operation results. On August 25, 2003, the Group entered into a revised agreement with Global International to provide consulting services to Global International and the Group charges 15% of Global International’s annual net income as consulting fees. The service period covered by the agreement began on July 1, 2003. As of September 30, 2003, Global International was in a loss position for the quarter, and therefore the Group has not accrued any consulting fee income from Global International under the revised agreement.

Income tax provision for the nine months ended September 30, 2003 was $330,934. This income tax provision mainly represents the use of net operating loss carry-forwards to offset the income generated from operations in Taiwan and an increase in the valuation allowance against deferred tax assets generated from our Shanghai operations so as to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized. Income tax benefit for the nine months ended September 30, 2002 was $136,648. This income tax benefit mainly represents the net operating loss carry forward on the period’s tax losses.

Three months ended September 30, 2003 and 2002

Total net operating revenues increased by $848,596, or 38%, to $3,088,546 for the three months ended September 30, 2003 from $2,239,950 for the three months ended September 30, 2002, including the increases in sales of goods of $552,635, franchising income of $207,016, and other operating revenues of $88,945. The increase in sales of goods, from $1,936,279 for the three months ended September 30, 2002 to $2,488,914 for the three months ended September 30, 2003, or 29%, was mainly due to we generated net sales of goods of $195,207 for the three months ended September 30, 2003 from our new distribution channel of direct marketing, which began in the end of 2002. In addition, net sales of goods generated from our Shanghai operations increased by $299,253, or 1028%, to $328,363 for the three months ended September 30, 2003 from $29,110 for the three months ended September 30, 2002. The increase in franchising income was mainly due to the increase in numbers of our franchised schools, both in Taiwan and Shanghai, and the increase in the annual franchising fees. In addition, franchising income generated from our Shanghai operations were $115,898 for the three months ended September 30, 2003, in comparison with $0 for the same period in prior year. Other operating revenues increased by $88,945, or 238%, to $126,295 for the three months ended September 30, 2003 from $37,350 for the three months ended September 30, 2002, mainly due to the new service provided to the franchised schools for the design of their school layout of $86,295 for the three months ended September 30, 2003.

Gross profit increased by $1,133,388, or 144%, to $1,920,165 for the three months ended September 30, 2003 from $786,777 for the three months ended September 30, 2002. Gross margin increased to 62% for the three months ended September 30, 2003 from 35% for the same period in prior year. The increase in gross profit corresponded to the increase in net operating revenues. In the meanwhile, the Group effectively improved its negotiation power with the vendors, leading to a significant reduction of purchasing costs and the increase of gross margin from period to period.

Total operating expenses increased by $800,334, or 75%, to $1,863,020 for the three months ended September 30, 2003 from $1,062,686 for the three months ended September 30, 2002. Advertising costs increased by $44,298, or 82% to $98,483 for the three months ended September 30, 2003 from $54,185 for the three months ended September 30, 2002 as a result of the advertising costs incurred on the promotion of our new magazines and franchised schools. Other operating expenses increased by $756,036, or 75%, to $1,764,537 for the three months ended September 30, 2003 from $1,008,501 for the three months ended September 30, 2002, principally because of an increase in commission fees to distributors and an increase in expenses as a result of the expansion in Shanghai, PRC. Commission fees increased by approximately $120,500, or 192% to approximately $183,200 for the three months ended September 30, 2003 from approximately $62,700 for the three months ended September 30, 2002, which were corresponding to the increase in numbers of our distributors as well as a result of the change of our strategy to increase the commission ratio granted to primary school distributors, in order to stabilize the sales prices of the products sold to them. The incremental expenses incurred in maintaining the Shanghai office, established in April 2002, was approximately $277,000. In addition, we recruited senior officers to strengthen our management team and enlarge our work force in Taiwan, leading to the increase in employees’ compensation and benefits by approximately $205,000. Furthermore we incurred additional professional fees for SEC filings of approximately $70,000 from period to period.

Net interest expense decreased by $7,305, or 9%, to $72,197 for the three months ended September 30, 2003 from $79,502 for the three months ended September 30, 2002, primarily due to the interest rates of our bank borrowings decreased significantly in the second quarter of 2003. In addition, our interest income, which was offset against interest expense, increased by $9,528 due to the increase in our cash and bank deposits balances.

Income tax provision for the three months ended September 30, 2003 was $148,253. This income tax provision mainly represents the use of net operating loss carry-forwards to offset the income generated from our operations in Taiwan and an increase in the valuation allowance against deferred tax assets generated from our Shanghai operations so as to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized. Income tax benefit for the three months ended September 30, 2002 was $62,998. The income tax benefit for the three months ended September 30, 2002 represents mainly the net operating loss carry forward on the period’s tax losses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, our principal sources of liquidity included cash and bank balances of $903,242, which increased from $125,806 at December 31, 2002. The increase was mainly due to the net proceeds of $2,181,578 we received from our investors for the issuance of 3,116,540 shares of our common stock in June 2003, partially offset by the use of our working capital in the normal course of our business.

Net cash used in operating activities was $2,035,396 and $286,114 during the nine months ended September 30, 2003 and 2002, respectively. Net cash used in operating activities during the nine months ended September 30, 2003 was mainly due to the net loss, increases in notes and accounts receivable, inventories, other receivable and prepayments and other current assets, offset by a decrease in deferred tax assets and increases in other payables and receipts in advance.

Net cash used in investing activities amounted to $65,639 and 207,001 during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, amounts due from stockholder/director and pledged notes receivables decreased by $122,973 and $38,081, respectively, compared to increases of $39,161 and 112, 571, respectively, for the same period in prior year. In addition, capital expenditures were $230,449 for the nine months ended September 30, 2003, of which $57,887 was financed via a capital lease arrangement, compared to $78,618 for the nine months ended September 30, 2002. We also prepaid the investments totaling $58,828 in two PRC companies, which are currently in the organizational stage, during the nine months ended September 30, 2003 to satisfy the cash requirements for these companies’ establishment process.

Net cash provided by financing activities during the nine months ended September 30, 2003 was $2,850,878 as compared to $560,890 during the nine months ended September 30, 2002. The $2,289,988 difference was primarily attributed to the net proceeds of $2,181,578 we received from the issuance of 3,116,540 shares of common stock in June 2003.

As of September 30, 2003, the Company has a total line of credit of $2,216,312 from certain banks and the unused credit facility was $95,725.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”(“SFAS No. 149”) SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We believe that the adoption of SFAS No. 149 will have no material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of SFAS No. 150 will have no material impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Investing in our securities involves a high degree of risk. In addition to the other information contained in this quarterly report, you should consider the following factors before investing in our securities.

Because our officers and directors are not U.S. Persons, and our operating subsidiaries are Taiwan and People’s Republic of China companies, you may be unable to enforce judgments under the Securities Act.

Our operating subsidiaries are a Taiwanese company and a People’s Republic of China company, our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of the assets of our business and of such persons are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon such persons or to enforce in the United States courts judgments obtained against such persons in United States courts and predicated upon the civil liability provisions of the Securities Act.

Because we face competition from established competitors, we may be unable to maintain market share.

Our primary competitors have significant financial, technical and marketing resources, and/or name recognition, including Hess, G-Telp and Jia Yin. Some of these competitors have a longer operating history and greater overall resources than we do. These companies also have established customer support and professional services organizations. As a result, our competitors may be able to adapt more quickly to changes in customer needs, offer products and services at lower prices than us, devote greater resources than us to development and sale of teaching/learning products and services, which could result in reducing our market share.

Because we depend upon a small number of key management personnel, the loss of such persons could have a negative impact on our business.

Our success is dependent upon the personal efforts and abilities of our executive officers, Kuo-An Wang, Chief Executive Officer and Yu-En Chui, Chief Financial Officer. If these key officers cease employment with us before we find qualified replacements, it would have a significant negative impact on our operations. We do not have employment agreements with any of our executive officers.

Because we conduct operations in New Taiwan (NT) Dollars and Renminbi (RMB), we are subject to risk from exchange rate fluctuations.

Our transactions with suppliers and customers are effected in New Taiwan dollars, the functional currency of our Taiwanese subsidiary, KCIT, and increasingly in Renminbi (RMB), the functional currency of our PRC subsidiary, KCES, as a result of our expansion in the PRC. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar and the RMB will affect our reported financial results from one period to the next. Such impacts could be meaningful and are independent of the underlying performance of our business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to such effects.

An increase in market competition could have a negative impact on our business.

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

Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter current or potential competition from a number of sources, including:

•	branches and franchises of international language instruction companies;

•	public institutions and private schools; and

•	private tutors.

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

Although the market for English language instruction and education is growing rapidly, we cannot be certain that this growth will continue in its present form, or at all. We believe our success ultimately will depend upon, among other things, our ability to:

•	increase awareness of our brand and the availability of our products and services;

•	continue to attract and develop relationships with educational institutions and regulatory authorities in our targeted geographic markets; and

•	continue to attract and retain customers.

If we are unable to maintain, improve and develop our products and services, we may not achieve profitability.

In order to turn profitable, we need to maintain and improve our current products and services and to develop or license new ones on a timely basis. If we cannot effectively maintain, improve and develop products and services we may not be able to recover our fixed costs or otherwise turn profitable. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes, evolving education industry standards or customer needs and trends on a timely basis. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, services and service enhancements. These new products, services and service enhancements may not achieve market acceptance or our competitors may develop alternative technologies and methods that gain broader market acceptance than our products and services.

If we lose key management or other personnel, we may experience delays in our product development and our growth prospects.

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

Because we may not be able to protect our proprietary rights on a global basis, we may incur substantial costs to defend or protect our business and intellectual property.

If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our intellectual property. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources which could harm our business.

In addition, laws in the PRC have traditionally been less protective of intellectual property rights and enforcement relating to the protection of intellectual property in the PRC has been sporadic at best. Deterioration in compliance with existing legal protections or reductions in the legal protection for intellectual property rights in the PRC could adversely affect our revenue as we continue to expand into the PRC market.

Because we may not be able to avoid claims that we infringed the proprietary rights of others, we may incur substantial costs to defend or protect our business and intellectual property.

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

Because we intend to expand internationally, we will be subject to risks of conducting business in foreign countries.

As we expand our operations outside of Taiwan, we will be subject to the risks of conducting business in foreign countries, including:

•	our inability to adapt our products and services to local cultural traits, customs and mobile user preferences;

•	our inability to locate qualified local employees, partners and suppliers;

•	difficulties managing foreign operations;

•	the potential burdens of complying with a variety of foreign laws;

•	trade standards and regulatory requirements;

•	geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships;

•	legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;

•	uncertainties of laws and enforcement relating to the protection of intellectual property;

•	political, economic and social conditions in the foreign countries where we conduct operations;

•	currency risks and exchange controls;

•	potential inflation in the applicable foreign economies; and

•	foreign taxation of earnings and payments received by us from our franchisees and affiliates.

We cannot be certain that the risks associated with our anticipated foreign operations will not negatively affect our operating results or prospects, particularly as these operations expand in scope, scale and significance.

Our operations in the PRC are subject to political, regulatory and economic uncertainties.

Our operations and assets in the PRC are subject to significant political, regulatory and economic uncertainties. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the PRC government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the PRC government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

In addition, our subsidiary, KCES, entered into an agreement in July 2003 to establish a joint venture, 21st Century Kid Castle Cultural Media Company, with a local Chinese party, 21st Century Publishing Company, in Jiangxi Province. The joint venture is being established to engage mainly in the publication and distribution of English language education materials and the operation of kindergarten and language schools. We intend to use this joint venture as one of the primary vehicles for our expansion into the PRC market. Although we have applied for a license from the applicable government authorities to conduct the business of the joint venture in the PRC, the regulations with respect to operation of businesses by foreign-owned entities are still in flux. There is no assurance that we will obtain a license for the joint venture to conduct business in the PRC or, if we do, that the license will not be challenged by the PRC authorities.

The lack of remedies and impartiality under the PRC’s legal system could negatively impact us.

Unlike the U.S., the PRC has a civil law system based on written statutes in which judicial decisions have little precedential value. The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

“Penny Stock” regulations may impose certain restrictions on marketability of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market.

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and our CFO concluded that, as of September 30, 2003, our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

Pursuant to a stock purchase agreement dated August 18, 2003, Globe Wisdom Investments Limited (“GWIL”), a Samoan international business company, subscribed for 175,500 shares of our common stock at an aggregate purchase price of $122,850 in a private offering. As of November 13, 2003, we had not yet issued any shares to GWIL pursuant to the August 18, 2003 stock purchase agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

10.1	Stock Purchase Agreement dated August 18, 2003

10.2	Summary of Joint Venture Agreement dated July 8, 2003

31.1	Certification of Kuo-An Wang, Chief Executive Officer of the registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Yu-En Chiu, Chief Financial Officer of the registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kuo-An Wang, Chief Executive Officer of the registrant, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Yu-En Chiu, Chief Financial Officer of the registrant, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003

	By:	/s/ Kuo-An Wang Name: Kuo-An Wang Title: Chief Executive Officer