Form 10KSB
period 2003-12-31
KID CASTLE EDUCATIONAL CORP
filed 2004-03-30
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-39629

KID CASTLE EDUCATIONAL CORPORATION

(Name of Small Business Issuer in its Charter)

Florida	59-2549529

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8th Floor, No. 98 Min Chuan Road
Hsien Tien, Taipei, Taiwan ROC	N/A

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (011) 886-2-2218-5996

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for its most recent fiscal year ended December 31, 2003 were US$8,591,383.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 2004, is $60,660,292. The number of shares of common stock outstanding as of March 24, 2004 was 18,999,703.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

KID CASTLE EDUCATIONAL CORPORATION

FORM 10-KSB

		Page
PART I
Item 1.	Description of Business	1
Item 2.	Description of Property	20
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	21
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22
Item 7.	Financial Statements	29
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 8A.	Controls and Procedures	30
PART III
Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	30
Item 10.	Executive Compensation	30
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 12.	Certain Relationships and Related Transactions	30
Item 13.	Exhibits and Reports on Form 8-K	31
Item 14.	Principal Accountant Fees and Services	35
Consolidated Financial Statements		F1
EXHIBIT 3.2
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.22
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

     The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

     Kid Castle Educational Corporation is a Florida corporation (“Kid Castle” or the “Company”) and was incorporated on July 19, 1985. From inception through June 30, 1998, the Company’s primary business had been the assembly and distribution of industrial doors for sale to building contractors in the South Florida geographic market.

     From its initial incorporation through April 6, 1998, the Company was a wholly-owned subsidiary of Millennia, Inc., a publicly-owned Delaware corporation (“Millennia”). On April 6, 1998, the Board of Directors of Millennia declared the payment of a stock dividend to Millennia’s stockholders. Millennia stockholders received one share of the Company’s common stock for each four shares of Millennia common stock owned. This distribution of approximately 570,000 shares of the Company represented approximately five percent (5.0%) of the total issued and outstanding shares of the Company.

     Pursuant to a contract dated July 14, 1998, Millennia sold 10,260,000 shares (representing 90% of the total outstanding shares) of the common stock of the Company to an unrelated firm, China Economic Growth Investment Corp., LLC, which then distributed the shares to its three partners: Yong Chen, Zuxiang Huang and Zheng Yao.

     On April 6, 2001, pursuant to a stock purchase agreement dated April 2, 2001, Halter Capital Corporation, a privately-owned Texas corporation, purchased 6,822,900 shares of the Company’s common stock from Zheng Yao, representing approximately 60% of the Company’s issued and outstanding shares of common stock. Simultaneously with this change in control transaction, Sophia Yao, the then sole officer and director of the Company, resigned and the following two persons were elected to replace her: Kevin B. Halter, Sr. as President and Director, and Kevin B. Halter, Jr. as Secretary-Treasurer and Director.

     On June 19, 2002, pursuant to a stock purchase agreement dated June 6, 2002, Powerlink International Finance, Inc., a British Virgin Islands corporation (“Powerlink”), purchased 2,830,926 shares of the Company’s common stock from Halter Capital Corporation, representing approximately 57% of the Company’s issued and outstanding shares of common stock.

     Simultaneously with the purchase, the current officers and directors of the Company resigned and the following three persons were elected to replace them: Chin-Chung Hsu, President, Treasurer and Director; Wen-Hao Hsu, Secretary and Director; and Chien-Hwa Liu, Director.

     On August 22, 2002, the Company changed its name from King Ball International Technology Corporation to Kid Castle Educational Corporation, and on October 1, 2002, it acquired all of the issued and outstanding stock of Higoal Developments Limited, a Cayman Islands company (“Higoal”) pursuant to an Exchange Agreement dated as of October 1, 2002, by and among Higoal, the shareholders of Higoal, Kuo-An Wang and Kid Castle (the “Exchange Agreement”). Higoal based in Taipei, Taiwan, is the parent company of Kid Castle Internet Technologies Limited and Kid Castle Educational Software Development Company Limited.

     Pursuant to the Exchange Agreement, Higoal became a wholly-owned subsidiary of the Company, and in exchange for the Higoal shares, the Company issued 11,880,000 shares of its common stock to the shareholders of Higoal, in exchange for 100% of the issued and fully paid-up capital of Higoal. In connection with the exchange and change in control, the current officers and directors of the Company resigned and the following five persons were appointed officers and directors of the Company: Kuo-An Wang, Director, President and Chief Executive Officer; Yu-En Chiu, Director, Chief Financial Officer and Secretary; Suang-Yi Pai, Director; Chin-Chen Huang, Director; and Yu-Fang Lin, Director.

     As a result of the share exchange, the former stockholders of Higoal hold a majority of the Company’s outstanding capital stock. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby Higoal is deemed to have purchased the Company. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The Company, Higoal and its subsidiaries collectively are referred to as “the Group.” The operations of the Group are principally located in Taiwan and are being expanded in the People’s Republic of China (“PRC”).

     The historical consolidated financial statements prior to October 1, 2002 are those of Higoal. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Higoal.

General Business Description

     Kid Castle Educational Corporation (together with its operating subsidiaries, “Kid Castle”) is a provider of English language instruction and educational services to children for whom Chinese is their primary language. Kid Castle’s operations are focused in Taiwan and China. Based on our experience providing English language instruction and educational services to our core ages 2-12 market, we believe we are among the leading providers in Taiwan and China of such services and products to 2-12 year-old students for whom Chinese is their primary language. In 2003, Kid Castle through its franchise and cooperative school operations, provided approximately 323,000 students at over 2,800 locations with English language instruction and other educational services.

     Kid Castle commenced operations in 1986 as an English language school and since that time has expanded its franchise operations to provide bilingual kindergarten instruction, computer training and tutorial services. In September 1999, we began offering a variety of multimedia, educational videos, textbooks, workbooks and educational software authored by us as fully functional stand-alone products or as supplements to our classroom-based and Internet-based instruction. In July 2000, we launched our fully developed Internet-based education program that provides an interactive environment in which Kindergarten through 12th grade (“K-12”) students develop English language and computer skills.

     English is the language of international business and Kid Castle believes that a working knowledge of English has become increasingly important to long-term success throughout the world. Because English is becoming more prevalent around the world, we believe there is growing demand for bilingual instruction in Chinese and English throughout a child’s educational process. As more parents and students seek such bilingual language instruction for educational purposes, we believe that the English language instruction market will experience significant growth. Kid Castle uses a combination of live, personalized instruction, small group classes and interactive computer-based instruction.

     We believe the Company’s teaching materials are some of the most widely used educational tools in Taiwan and China. Our operations include over 2,800 franchises and cooperative schools (public schools in alliance with Kid Castle) serving more than 323,000 students.

Kid Castle Company Chart

     We have three main operations – Franchise, Publishing and Internet/Computer Education. Our operations are unique in that the franchise, publishing and internet/computer education operations can function independently and yet also support and assist each other.

Franchisees

     Our classroom-based courses and tutoring services are provided through company-operated locations, cooperating schools and our independent franchisees. Our franchisees provide Kid Castle courses and tutoring services under the Kid Castle brand name within a specified territory in accordance with franchise agreements with us. The revenues from our franchisees are comprised of annual licensing fees for using the Kid Castle brand name and consulting services, and the purchase of Kid Castle teaching/learning materials. Our franchisees are under exclusive agreements to purchase our course and marketing materials, which they use in conducting and promoting their classes.

     Franchisees must obtain our approval of the location and design of a Kid Castle school and must operate the franchise school in accordance with our methods, standards and specifications. The franchisee is required to purchase from us all of its instructional materials as well as student explanatory and promotional brochures developed by us. We specify requirements for other items necessary for operation of a franchise school, such as computers, instructional materials and furniture.

     We actively manage our franchise system. We require franchisees and their employees to attend initial training seminars in franchise school operations and Kid Castle educational programs. We also offer franchisees continuing training seminars each year. Franchisee training seminars are designed for each type of school and include:

•	Pre-School English Teaching Seminar;

•	Children English Teaching Seminar;

•	Care-Taking English Teaching Seminar; and

•	English Kindergarten Teaching Seminar.

     The initial training seminar is designed to familiarize teachers with the three Kid Castle teaching methods – Audio-Lingual, Total Physical Response and Communicative Language Teaching – and materials, as well as incorporate our three teaching methods into the daily teaching plan.

     We employ division directors who act as “consultants” to provide assistance to franchisees in technology implementation, business development, marketing, education and operations. These employees also facilitate regular communications between franchisees and Kid Castle.

     We believe there is significant potential for additional franchised schools both in Taiwan and China. We are actively seeking to expand franchisees in these territories.

     In addition to franchise schools, our operations also include Cooperating Schools, which are not affiliated with Kid Castle but contract with us to use our teaching/learning materials. Unlike the franchisees, the Cooperating Schools are not required to use solely Kid Castle materials and are not required to participate in Kid Castle training seminars.

     The third type of school, Cooperating Care-taking schools, are similar to after-school and care-taking classes that serve children of preschool and elementary school age. These schools are not affiliated with Kid Castle but contract with us to use our materials, although on a much smaller scale than the Cooperating Schools.

     Currently, there are approximately 300 Kid Castle franchisees, approximately 2,000 cooperating schools and approximately 500 cooperating after-school/caretaking schools. Kid Castle-operated locations include Kid Castle Kindergarten, Kid Castle Computer School and Kid Castle Remedial School.

2003 Student Population

               Student Population of Kid Castle Franchise Schools: 42,000.

               Student Population of Cooperating Kindergartens: 151,000.

               Student Population of Cooperating After-school/Caretaking Schools: 130,000.

Publishing

     We have accumulated years of experience in the education field to carefully develop what we believe to be superior and effective products, with content we believe to be complete in its diversification and innovation. Aside from our traditional, tried-and-true teaching materials, we have also incorporated computer technology into our teaching materials. We have developed internet, multimedia, audio publications, educational videos/VCD, and a complete series of products for the purpose of educating children. We are also developing interactive education programs to assist in development of the senses that engage the senses of hearing, sight and touch.

Internet/Computer

     Our Internet program combines the English education, computer education, pre-schooling and multimedia into a complete specialized package. We combine these materials and Internet networking technology, together with animation, entertainment games and multimedia, to establish a specialized children’s education network program. This interactive network includes our Kid Castle Internet Education for Children and Kid Castle Internet English Schooling Program, which allow 2-12 year-old students to choose among a variety of learning methods, programs and program content. Currently, our internet products and services are exclusively available to franchisees and cooperating schools through an educational website at no additional charge. We plan to offer this service to the public as a fee based website.

[remainder of page intentionally left blank]

Franchise, Publishing, Internet, Assimilation Cycle

Market Overview

     English is the language of international business and we believe that a working knowledge of English has become increasingly important to long-term success throughout the world. Because English is becoming more prevalent around the world, we believe there is growing demand for bilingual instruction in Chinese and English throughout a child’s educational process. As more parents and students seek such bilingual language instruction for educational purposes, we believe that the English language instruction market will experience significant growth.

Taiwan Market Overview

     Our target market in Taiwan consists of all elementary and pre-school age children. According to a study by the Taiwan Department of Education in 2001, approximately 52.7% of elementary school students are receiving extra-curricular tutoring. In other words, one out of every two students is being tutored in some form of class or institution outside of their regular schooling. There also has been an aggressive effort to provide English education programs with particular emphasis on fifth and sixth graders. We believe such programs can benefit all children from pre-school through elementary school age. We offer a series of programs and products that we believe are well-suited to meet the English instruction and education needs of these pre-school and elementary age children in the market segments briefly described below.

Analysis of Pre-School and Elementary School Market

     Pre-school Educational Market. Conservatively speaking, among the 1.2 million two to six year old children in Taiwan, 60% of them (approximately 720,000 children) attend pre-schools, and approximately 70% of them (about 840,000 children) purchase pre-school English learning materials.

     Elementary School English Language Materials. The Taiwan Department of Education has issued a directive that from the 2002 academic year onward, computer skills and English must be incorporated into the school curriculum for all students in third grade and above. As a result, we believe that nearly 1.93 million students will require English language materials for remedial purposes. Taiwan’s schools have little experience in the new curriculums, few materials and a lack of qualified teachers.

     Elementary Remedial Education. We believe that children’s remedial education will move in the direction of diversification of products, increased dissemination of information, and complementing of the school curriculum with English and computer skills. We estimate that approximately 50% of the 1.93 million 7 to 12-year-old elementary students will participate in remedial courses.

Advantages and Disadvantages of Taiwan Market

     We believe that the primary advantages of the Taiwanese market include:

•	Every first to fourth grade class will have some form of English language education in its curriculum; and

•	Under Taiwan’s National Development Plan, according to the Executive Yuan, the government plans to budget US$970,000,000 from 2002 to 2007 for training talent of English education and online education.

     The primary disadvantage of the Taiwanese market is that it is well-established and saturated with competitors.

China Market Overview

     According to the 2003 market survey by the National Bureau of Statistics of China, the English Education Market is comprised of 25 million children for kindergarten education market and 122 million elementary students for the after-school tutoring market.

     Yet, despite such a large market and business opportunity, it is still difficult to establish such business. Foreign companies have difficulties operating in China due to differences in cultural background and educational methods. We believe that we are an ideal candidate to operate in China because we started in Taiwan with similarities in culture, educational methods and expectations.

     In the past ten years, China has seen an impressive economic growth rate. With this economic growth, consumers have greatly increased their expenditures. And with the government motto of “children are our treasure,” parents are heavily investing in their children’s education whether these investments are putting their children into premium kindergartens, enrolling them into after-school tutoring institutions to improve their English language skills and/or providing computers and other educational technologies. A large portion of the parent’s investment is to place their children into a prominent school and an internationally recognized university so that they may become leaders of the society.

     Currently, according to the Company’s survey, China’s children educational industry has six core markets worth a total of approximately 340 billion RMB per year: Preschool Educational, Children’s English Remedial Education, Children’s English Teaching Material, Private Primary School, International Primary School, and Children’s Internet-based Education.

Remedial English Education

     The teaching materials and methods of PRC government-sponsored kindergartens are not able to satisfy the demanding needs of parents searching for high quality learning environment. At the same time, Chinese society has begun to demand that the kindergarten curriculum be taught in English and Chinese. At 25 million pre-schoolers, we believe the current size of China’s pre-school education market is still only at its nascent stages.

     In 2002, China began to aggressively incorporate English into its elementary school curriculum. The mentality that “English language is a necessity to function in the modern world” is being embedded in the minds and hearts of every household in China and coincides with other events that we believe will transform Chinese elementary education:

•	Because China is the host of the 2008 Olympics, its government is beginning to initiate radical changes in the education curriculum.

•	As a result of its entrance into the World Trade Organization (WTO), China is moving to internationalize their education systems. Learning the English language is a logical process.

•	Many college graduates leave China to continue their academic careers in foreign countries where fluency in the English language is a necessity.

•	China’s economy has become a target of foreign industries as a developing environment. The benefits of working in an international company entice parents to have their children acquire strong English skills so they may be able to enter the new international environment.

•	China, in the long term, has planned to diversify their enterprise and government agencies to a more international orientation. Many people have sought to learn English in order to raise their value in the competitive job market.

Privately Operated Elementary School Market

     The Chinese government has recently been encouraging development of privately operated elementary schools. The Chinese government has also launched a China/Foreign education co-operative operation with the plan to raise the level of its own educational systems by using foreign know-how and resources. We believe this type of government policy will greatly expand the Private Elementary School Market and create impressive market potential.

Technology Advancements

     China currently has 100 million cable subscribers according to the Ministry of Information Industry of the PRC. This set-up has allowed the government to connect the people with up-to-date information. The government has already begun a cable/optics and networking system that would expedite the exchange of information more quickly and more reliably. With such technology and the increasing value of Internet-based education, we believe the Children’s Internet-based Education Market will have the technology and the demand to experience significant growth.

China’s Daily Spending Ability

     The following table is the economic growth rate from 1998 to 2003 for the selected countries. From the table, it is apparent that China is the major growth center with the yearly growth percentage nearing double digits. We believe this economic growth can and will translate to an increase in consumer spending in the English language learning market.

Major Countries’ Economic Growth Percentage (1998-2003)

     From 1998 to 2003, China has been consistently growing at an average of 7.88 percent while the US grew at an average rate of 3.03 percent and Hong Kong grew at 2.40 percent during the same period.

Country	1998	1999	2000	2001	2002	2003
Mainland China	7.8	7.1	8.0	7.3	8.0	9.1
U.S.A.	4.2	4.5	3.7	0.5	2.2	3.1
Japan	-1.1	0.1	2.8	0.4	-0.4	2.7
Germany	2.0	2.0	2.9	0.8	0.2	-0.1
Hong Kong	-5.0	3.4	10.0	0.5	2.3	3.2
Singapore	-0.9	6.4	9.4	-2.4	2.2	0.8
Korea	-6.7	10.9	9.3	3.1	6.3	2.5
Malaysia	-7.4	6.1	8.5	0.3	4.1	4.8
Thailand	-10.5	4.5	4.8	2.1	5.4	6.4
Taiwan	4.6	5.4	5.9	-2.2	3.6	3.2

Entrance to China’s Market

     Our Taiwanese subsidiary, Kid Castle Internet Technologies Limited (“KCIT”), is the base for Kid Castle’s global operations and will be the center of research and development for expansion of our operations into China. We are very enthusiastic about the potential of China’s children education market and we believe we have made the necessary preparation to penetrate the market.

     Since November 2001, we have opened 60 company-operated kindergarten and franchise remedial schools in China.

     Our two subsidiary, Kid Castle Educational Software Development Company Limited (“KCES”), entered into agreements in July 2003 to establish two joint ventures, Jiangxi 21st Century Kid Castle Culture Media Co., Ltd. (“Culture Media”) and 21st Century Kid Castle Language and Education Center (“Education Center”), with a local Chinese party, 21st Century Publishing House, in Jiangxi Province. On January 19, 2004, Culture Media obtained its license to conduct business in the PRC. Education Center received its license to conduct business in the PRC on October 31, 2003.

     Culture Media and Education Center will engage mainly in the publication and distribution of English language education materials, the operation of kindergarten and language schools, and the running of cooperative schools in China. We believe they will accelerate the development of English language education and children education in China, and we intend to use them as one of our primary vehicles for our expansion into the PRC market.

Advantages and Disadvantages of China Market

     We believe that the primary advantages of the Chinese market include:

•	rapid national income increase as a result of China’s rapid economic growth, resulting in a greater amount of consumer spending;

•	willingness of families to spend most of their income on their child’s education due to China’s “one-child” policy;

•	the opening of children education and kindergartens to public and foreign investment; and

•	the government’s need to cooperate with private companies for teaching methodology and teaching materials.

     The primary disadvantage is that, while opening up the process, the government still retains strict control on the children education and publishing business.

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

Competitors in Taiwan

Company Name	Current Competition
Jia Yin	Jia Yin was established in 1981 and its operation focuses on English learning schools and kindergartens. Jia Yin is also engaged in the language education publishing business. Currently Jia Yin owns approximately 210 schools in Taiwan.

Gram English (“Gram”)	Gram was established in 1981. Gram focuses on English education to children and adults and is not present in the

Company Name	Current Competition
kindergarten market. Currently Gram has 62 schools in Taiwan.

Jordan’s Language School (“Jordan”)	Jordan was established in 1982 and currently has 111 schools in Taiwan. In addition to English education, its business also includes mathematics education and computer learning for children. 2001 Jordan entered the market in mainland China.

Giraffe Language School (“Giraffe”)	Giraffe was established in 1986. Giraffe currently has 403 English schools in Taiwan, which is more than other competitors in Taiwan. Giraffe’s operation includes English schools and kindergarten.

Ha Po Computer English School (“Ha Po”)	Ha Po was established in 1996 and currently owns 175 schools in Taiwan. Its operation includes both computer and English education.

Sesame English Franchised Schools, Taiwan (“Sesame”)	Sesame was established in 1987 in Taiwan. It is a franchise of an international English educational institution. Currently it has 163 schools in Taiwan.

Competitors in China

Company Name	Current Competition
Cambridge Youth School	Operation of children/teenager English learning and not present in the kindergarten market. Although charges a moderate tuition, they are unable to provide sophisticated teaching programs, reliance on examinations, insufficient experience in English conversation, established early therefore more known.

Education First	Began its development in Shanghai in 1997. Catered to adults and ages 7-14 but has no kindergarten schools. High entrance fee into franchise. Have not been established enough to be well known. High tuition costs.

G-TELP	Entered the China market in 1993. Direct sale of books as core operation. Respectable in its industry. Has just recently been expanding towards the English education school market.

Shane Education	Entered the Shanghai market in 2000. Caters more to adult education and leans towards England-styled English. Higher tuition. Operation limited to Shanghai region.

Jia Yin	Entered into China market in recent years. Teaching materials as their core operation. Has already expanded two operations of franchise schools in Cheng Duo.

Sales and Marketing

     The majority of the parents of our students choose our education programs and materials based on the recommendations of other parents and teachers. We also build awareness of our brand and promote our products through our franchisees and relationships with the cooperating schools. We maintain an internal sales force and engage in some international, national and local advertising.

     We engage in a broad range of activities to inform potential students and franchisees about our teaching/learning model and the programs offered. These activities include print and broadcast advertising and direct sale at targeted demographics. A substantial portion of new students and franchisees are referred by parents of students, and current franchisees and current users of our published materials.

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

Strategy

     Our on-going goal is to provide children’s education through innovative learning materials by focusing heavily upon research and development to produce innovative materials for children’s learning improvement. We aim our business towards providing learning materials for ages 2-12 and Kid Castle franchises. Our important research and development efforts are advanced by several different departments, including our Information department, Design department and Pre-school Academic Affairs department. Overall, we spent $680,511 and $589,801 to develop publishing products, books and software for the years ended December 31, 2003 and 2002, respectively.

     We are committed to providing excellent and diverse teachers by continually seeking qualified teachers with exceptional attributes. We have established a website for potential foreign teachers wishing to teach English in Taiwan or China. This site includes comprehensive instructions and information for foreigners to teach in China or Taiwan and offer contact information to these potential teachers.

     We have substantially increased, and expect to further increase our sales and marketing efforts in order to market more aggressively our franchises in China and thereby increase distribution of our English learning materials. Recognizing the importance of brand names in parents’ decision as to their children’s education, we will continue to use our franchise, publishing and internet operations, as well as various advertising channels, trade shows, and conventions to improve and publicize the Kid Castle brand name.

Government Regulation

Taiwan

     The Ministry of Education requires that teaching/learning materials to be published must first be submitted to the Bureaus of Education (“BOE”) for review. The BOE regulates study regulation, social education, compulsory education, and physical and health education on a county and city level. The material submission process is as follows: Following the submission of materials, the BOE will review the materials and submit a decision within 90 days. If the BOE approves the materials, the applicant must send three copies of the final version to the BOE. The BOE performs a final review and makes a final decision within 60 days. If the BOE does not approve the initial submission, the applicant has 45 days to resubmit the materials with any corrections that the BOE deems necessary. The BOE reviews the resubmitted materials and makes its decision within 45 days. If the materials are not approved, or the corrections are not satisfactory to the BOE, the applicant has 30 days to make additional corrections and submit the corrected materials to the BOE. The BOE will then return its decision within 30 days. If the BOE does not approve the corrections on the third re-submission, the applicant will have to start the approval process over.

     The Foreigner Employment for Foreign Language Remedial Education Regulation issued by the Taiwan Province Taipei Ministry of Education on September 22, 1994 and updated on June 3, 1999, requires all foreign remedial education instructor applicants to be above twenty years of age, have a diploma from a professional school or college and have certification in a language teaching related program. The foreign applicant must also provide a health and drug examination certification and is required to submit the above certifications, diplomas and documents translated into Chinese.

China

     According to China-Foreign School Cooperation Regulation effective January 1995, foreign companies cannot operate educational franchises through wholly owned entities, but must do so in cooperation with local Chinese investors. The Regulation also limits the number of seats for foreign investors on the board of directors or any controlling board or committee to no more than half. The director of the school as well as the chairman of the board must be of Chinese citizenship and must have authority over the school.

     Teaching/learning materials must be submitted to the Provincial Municipal Education Administration for approval.

     The Ministry of Education has general guidelines for every province and major city, but each province and some major cities, such as Shanghai and Beijing, have their own education administration body and their own regulations and requirements.

     The China Ministry of Education (“MOE”), under the Kindergarten Operation and Management Regulation, stipulates the following:

•	the location of the kindergarten must be in accordance to the safety standards determined by the MOE;

•	schoolmasters, principals, and teachers each must have a diploma from a teachers’ college and backgrounds in children’s education or higher;

•	school staff must have a junior high education/diploma equivalent or higher; and

•	nurse and similar positions must have a high school education/diploma or higher.

The following violations will result in penalties including reorganization/correction (with deadline), suspension of student enrollment, and/or suspension of operation: non-licensed operation, location and environment unsatisfactory to government standards; distributing material that are inappropriate for children or materials that violate the Educational Standards set by the MOE. More severe violations such as illegal controlled substance usage, possession of dangerous instruments, corporal punishment, and/or embezzlement of school funds or property will result in punishment and sanctions in accordance with the degree of violation.

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

Employees

     As of December 31, 2003, we had 260 full-time employees and 34 part-time employees.

     The chart below sets forth the names, positions, and education of some of our executive officers and other key employees.

Name	Position	Educational Background
Kuo An Wang	CEO and President	Da-Yeh University (Graduate). Co-Founder of Kid Castle Educational Corporation. Managing Director of Taipei Publishing Association.

Name	Position	Educational Background
Yu En Chiu	CFO and Vice President	Da-Yeh University (Graduate). Co-Founder of Kid Castle Educational Corporation. R.O.C. International English Education Managing Director.

Eu Ze Fung	Senior Vice President of Academics	University of Washington, Seattle. Industrial Management Major. A founder of Kid Castle Educational Corporation. 15 years of experience in Children/Pre-schooler.
English Education Senior Editor.
Zue Li Business School.

Tzing Zhen Huang	Senior Vice President	Kid Castle Educational Corporation International Franchise Division Chief Managing Director. 13 years of experience in kindergarten franchise promotion and management.

Jion Ming Su	Executive Vice President	Master’s Degree from National Taipei University of Technology. 15 years experience in managing children’s English After School.

Kid Castle Educational Corporation Publishing Distribution Systems Chief Coordinator. 10 years experience in publishing/distribution

Ming Ji Tzao	Vice President	5 years experience in education franchise marketing. 4 years in publishing distribution and children’s education franchise.

Malcolm Higgins	Vice President of Overseas Operations	More than 5 years experience in compiling writing teaching materials.

Jacob P.E. Roth	Editor of English Teaching Material	Brown University 4 years in English Education. More than 4 years of experience in writing/editing children’s English teaching materials.

Chris Jackson	Editor of English Teaching Materials	Humboldt State University, Journalism Major. More than 3 years experience as a journalist and editor.

Bi Qing Hong	English Education	Wenzhou Teaching University.
	Director	7 years experience in Children’s Education.
5 years experience in editing children’s teaching materials.

RISK FACTORS

     In addition to the other information contained in this annual report, including the reports we incorporate by reference, you should consider the following factors that may affect our future results and financial condition before investing in our securities.

Because our officers and directors are not U.S. Persons, and our operating subsidiaries are Taiwan and People’s Republic of China companies, you may be unable to enforce judgments under the Securities Act.

     Our operating subsidiaries are a Taiwanese company and a People’s Republic of China company and our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of the assets of our business and of such persons are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon such persons or to enforce in the United States court judgments obtained against such persons in the United States courts and predicated upon the civil liability provisions of the Securities Act.

Because we face competition from established competitors, we may be unable to maintain market share.

     Our primary competitors have significant financial, technical and marketing resources, and/or name recognition, including Giraffe, G-Telp and Jia Yin. Some of these competitors have a longer operating history and greater overall resources than we do. These companies also have established customer support and professional services organizations. As a result, our competitors may be able to adapt more quickly to changes in customer needs, offer products and services at lower prices than us, devote greater resources than us to development and sale of teaching/learning products and services, which could result in reducing our market share.

If we lose key management or other personnel, we may experience delays in our product development and other negative effects on our business.

     Our success is dependent upon the personal efforts and abilities of our executive officers, Kuo-An Wang, Chief Executive Officer and Yu-En Chui, Chief Financial Officer. If these key officers cease employment with us before we find qualified replacements, it would have a significant negative impact on our operations. We do not have employment agreements with any of our executive officers.

     Moreover, our growth and success depend on our ability to attract, hire and retain additional highly qualified management, educators, technical, marketing and sales personnel. These individuals are in high demand and we may not be able to attract the staff we need. The hiring process is intensely competitive, time consuming and may divert the attention of our management from our operations. Competitors and others have in the past, and may in the future, attempt to recruit our employees. If we lose the services of any of our senior management or key education personnel, or if we fail to continue to attract qualified personnel, our business could suffer.

Because we conduct operations in New Taiwan Dollars and Renminbi (“RMB”), we are subject to risk from exchange rate fluctuations.

     Our transactions with suppliers and customers are effected in New Taiwan dollars, the functional currency of our Taiwanese subsidiary, KCIT, and increasingly in RMB, the functional currency of our PRC subsidiary, KCES, as a result of our expansion in the PRC. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar and the RMB will affect our reported financial results from one period to the next. Such impacts could be meaningful and are independent of the underlying performance of our business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to such effects.

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

We cannot predict whether demand for our products and services will continue to develop, particularly at the volume or prices that we need to become profitable.

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

     We have incurred operating losses since inception and hence, as of December 31, 2003, the balance of accumulated deficit was $6,057,482. In order to turn profitable, we need to maintain and improve our current products and services and to develop or license new ones on a timely basis. If we cannot effectively maintain, improve and develop products and services we may not be able to recover our fixed costs or otherwise turn profitable. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes, evolving education industry standards or customer needs and trends on a timely basis. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, services and service enhancements. These new products, services and service enhancements may not achieve market acceptance or our competitors may develop alternative technologies and methods that gain broader market acceptance than our products and services.

Because we may not be able to protect our proprietary rights on a global basis, we may incur substantial costs to defend or protect our business and intellectual property.

     We strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available and the steps we have taken may be inadequate to protect our intellectual property. In addition, there can be no assurance that competitors will not independently develop similar intellectual property. If others are able to copy and use our products and delivery systems, we may not be able to maintain our competitive position. If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources which could harm our business.

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

     Although we have taken steps to avoid infringement claims from others, these measures may not be adequate to prevent others from claiming that we violated their copyrights, other trademarks or other proprietary rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages or we may lose rights to use our products to modify them.

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

     In addition, our subsidiary, KCES, entered into agreements in July 2003 to establish joint ventures, Culture Media and Education Center, with a local Chinese party, 21st Century Publishing House, in

Jiangxi Province. Culture Media and Education Center are established to engage mainly in the publication and distribution of English language education materials, the operation of kindergarten and language schools, and the running of cooperative schools in China. We intend to use them as one of our primary vehicles for our expansion into the PRC market. Although we have received, on January 19, 2004 and October 31, 2003, licenses from the applicable government authorities to conduct the business of Culture Media and Education Center, respectively, in the PRC, the regulations with respect to operation of businesses by foreign-owned entities are still in flux. There is no assurance that the licenses will not be challenged by the PRC authorities.

The lack of remedies and impartiality under the PRC’s legal system could negatively impact us.

     Unlike the United States, the PRC has a civil law system based on written statutes in which judicial decisions have little precedential value. The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

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

An outbreak of Severe Acute Respiratory Syndrome (“SARS”) may adversely affect our results of operations.

     In March 2003, Guangdong Province of the PRC, Hong Kong, Singapore, Taiwan and several other Asian countries encountered an outbreak of SARS, a highly contagious form of atypical pneumonia. In the future, if any of our employees or students is suspected to have contracted SARS, under certain circumstances such employees, students and affected areas of our premises may have to be quarantined. As a result, we may have to temporarily suspend all or part of our operations. Furthermore, a future outbreak of SARS may negatively impact our ability to attract foreign teachers, who may be less inclined to come to Taiwan, and students, whose parents may choose to have them taught at home by individual tutors or forego supplemental English learning altogether. Although the World Health Organization removed all of the above regions from its list of areas affected by SARS by the summer of 2003 and there have been only a relatively small number of confirmed cases of SARS since that time, we cannot rule out the possibility of a future outbreak or predict the effect any such future outbreak could have on the Company.

Where You Can Find More Information

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease many of our facilities, consisting principally of administrative office space, warehouse space and sales offices. In addition, we lease housing accommodations for our employees in China.

     Our principal executive offices consist of 9,233 square feet of office space that we own and which are located at the 8th Floor, No. 98, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.

     We believe that our current space is adequate for our current needs.

     The following table sets out the location and size of the material facilities of our subsidiaries, Kid Castle Internet Technologies Limited and Kid Castle Educational Software Development Company Limited:

KID CASTLE INTERNET TECHONOLOGIES LIMITED

Nature	Location	Floor Space (m2)

Registration area	No. 148, Jianguo Road, Hsien Tien, Taipei, Taiwan, R.O.C.	506

Administrative office	8th Floor, No. 100, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	3,700

Administrative office	8th Floor, No. 100-1, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	6,405

Administrative office	Room 5, 8th Floor, No. 251, Min Chuan 1st Road, Kaohsiung , Taiwan, R.O.C.	1,423

Sales office	Room 5, 8th Floor, No. 17, Sec. 1, Chder Road , Taipei , Taiwan, R.O.C.	3,451

Sales office	2th Floor, No. 45, WunHua 2rd Rd. , Jungli, Taoyuan Hsien , Taiwan, R.O.C.	2,135

Sales office	Room 2, 4th Floor, No. 408, Nantuen 2rd Rd. , Taichung , Taiwan, R.O.C.	2,135

Nature	Location	Floor Space (m2)

Sales office	Room 6, 8th Floor, No. 251, Min Chuan 1st Road, Kaohsiung , Taiwan, R.O.C.	712

Warehouse	3th Floor, No. 108, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	5,337

KID CASTLE EDUCATION SOFTWARE DEVELOPMENT LIMITED

Nature	Location	Floor Space (m2)
Administrative office	4th Floor, No. 1277, Beijing West Road , Shangahi	11,764

Employee Chummery	Room705, No. 4, Alley 1518, Xikang Road, Putuo District, Shangahi	1,435

Employee Chummery	Room22D, No. 1436, Changde Road, Putuo District, Shangahi	1,794

Employee Chummery	Room13B, No. 6, Alley 116, Chanshou Road, Putuo District, Shangahi	1,049

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On May 4, 1998, the Company’s common stock was approved for quotation on the NASD OTCBB under the trading symbol “OMDO.” On June 28, 2002, the trading symbol was changed to “OMDR.” On August 22, 2002, the trading symbol was changed to “KDCE.” The high and low bid quotations for the Company’s common stock were as follows for the periods below (as reported by NASDAQ). The quotations below reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Bid	Low Bid
Fiscal Year Ended December 31, 2003
1st Quarter	5.10	5.00
2nd Quarter	6.05	6.00
3rd Quarter	5.10	4.80
4th Quarter	5.70	4.25

	High Bid	Low Bid
Fiscal Year Ended December 31, 2002
1st Quarter	3.00	.35
2nd Quarter	.45	.32
3rd Quarter	6.00	.10
4th Quarter	7.00	1.10

     At March 8, 2004, the Company had approximately 1,773 shareholders of record.

     The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

Recent Sale of Unregistered Securities

     Pursuant to a special Board resolution passed on April 2, 2003, Kid Castle resolved to issue 6,000,000 shares of common stock at a subscription price of $0.70 per share to investors in reliance on Regulation S under the Securities Act. Subsequent to the resolution and before December 31, 2003, we issued 3,592,040 shares for cash and received net proceeds of $2,514,428. Additionally, pursuant to an agreement entered into in November 2003, we issued 333,334 shares to ACE Capital Investment Ltd. to repay the liability of $500,000 as required by the original creditor.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

     We are engaged in the business of children’s education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audiotapes, videotapes and compact discs. A major portion of our educational materials focuses on English language education. We also sell educational tools and equipment that are complementary to our business. Currently, our major business is in Taiwan. In 2001, we started to expand our business in the People’s Republic of China (“PRC”). We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools, and monthly and bi-weekly magazines to provide children ranging from two to twelve years of age a chance to learn exceptional English language and computer skills, and to provide a pre-school education program.

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

     Franchise income is the annual licensing fees paid by franchisees to use our brand name and consulting services. We recognize our franchise income on a straight-line basis over the terms of the relevant franchise agreements.

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

     Investment impairments. We hold equity interests in companies having operations in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     Property and equipment and depreciation. Our property and equipment are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. Buildings are depreciated over a 50-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from two and a half years to ten years. In determining the useful lives of property and equipment, assumptions must be made to determine their useful lives of the assets, which may not represent the true useful lives. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

     Impairment of long-lived assets. We review our plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value is generally based on quoted market prices or on the best available information, including prices for similar assets and the results of using other valuation techniques.

     As of December 31, 2003, the balance of our amortizable intangible assets was $989,865, including franchises of $623,404 and copyrights of $366,461. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value and useful lives of the assets, which may not represent the true fair value and useful lives. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

Currency Risk

     Our transactions with suppliers and customers are primarily effected in New Taiwan dollars, which is the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited (“KCIT”). As a result of our expansion in the PRC, our transactions denominated in Renminbi (RMB), which is the functional currency of our PRC subsidiary, Kid Castle Educational Software Development Company Limited (“KCES”), are increasing. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar and the Renminbi will affect our reported financial results. Such impacts could be meaningful and are independent of the underlying performance of the business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to such effects.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2003 and 2002

     Total net operating revenues increased by $2,018,409, or 31%, to $8,591,383 for the year ended December 31, 2003 from $6,572,974 for the year ended December 31, 2002, including the increases in sales of goods of $1,099,318, franchising income of $744,535 and other operating revenues of $174,556. The increase in sales of goods, from $5,338,968 for the year ended December 31, 2002 to $6,438,286 for the year ended December 31, 2003, or 21%, was mainly due to net sales of goods totaling $844,926 that was derived during 2003 from our new distribution channel of direct marketing, which we launched at the end of 2002. In addition, net sales of goods generated from our Shanghai operations increased by $543,614, or 387%, to $683,921 for the year ended December 31, 2003 from $140,307 for the year ended December 31, 2002. The increase in franchising income, from $1,022,552 for the year ended December 31, 2002 to $1,767,087 for the year ended December 31, 2003, was mainly due to the increase in the number of our franchised schools, both in Taiwan and Shanghai, and the increase in the annual franchising fees. In addition, franchising income generated from our Shanghai operations totaled $399,771 for the year ended December 31, 2003, in comparison with $173,696 for the prior year. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs and designing the school layout for franchised schools. Other operating revenues increased by $174,556, or 83%, to $386,010 for the year ended December 31, 2003 from $211,454 for the year ended December 31, 2002. The increase was mainly due to the new service provided to the franchised schools for the design of their school layout of $195,571 for the year ended December 31, 2003.

     Gross profit increased by $1,891,613, or 65%, to $5,569,019 for the year ended December 31, 2003 from $3,677,406 for the year ended December 31, 2002. Gross margin increased to 65% for the year ended December 31, 2003 from 56% for the same period in the prior year. The increase in gross profit corresponded to the increase in net operating revenues. In addition, the Group was able to negotiate more favorable terms with its vendors, leading to a significant reduction of purchasing costs and an increase in our gross margin from period to period.

     Total operating expenses increased by $1,456,725, or 26%, to $7,013,533 for the year ended December 31, 2003 from $5,556,808 for the year ended December 31, 2002. Advertising costs increased by $289,855, or 249%, to $406,219 for the year ended December 31, 2003 from $116,364 for the prior year. This increase was mainly due to the increased spending on advertising costs in filming our new commercials for franchised schools and on the promotion of our new magazines. Other operating expenses increased by $1,166,870, or 21% to $6,607,314 for the year ended December 31, 2003 from $5,440,444 for year ended December 31, 2002, principally due to an increase in commission fees paid to distributors and an increase in expenses as a result of our expansion in Shanghai, PRC. The incremental expenses incurred in maintaining our Shanghai office, which was established in April 2002, were approximately $760,000. In addition, we recruited senior officers to strengthen our management team and enlarge our work force in Taiwan, leading to an increase in employee compensation and benefits by approximately $604,420. Furthermore, on January 27, 2003 we entered into a sponsorship agreement with a PRC entity whereby we paid the sponsorship fee of approximately $241,000 to a PRC charity fund to ameliorate the “psychology, nutrition and constitution” of children in the PRC.

     Net interest expense increased by $22,828, or 9%, to $279,231 for the year ended December 31, 2003 from $256,403 for the year ended December 31, 2002, primarily due to a loan from a stockholder in April

2002 that bears a monthly interest rate of 2.1%, and a new loan obtained from a financial institution in the amount of $586,338 in March 2003.

     On June 5, 2003, pursuant to a special resolution adopted by our board of directors, we resolved to amend the agreement we entered into on May 16, 2001 with Global International Education Investment Ltd. (“Global International”) to change our cooperation relationship. On June 10, 2003, we entered into a letter of intent with Global International to change the payment structure on the strategic alliance from one of equity ownership to a franchising fee arrangement. Pursuant to the change on the payment structure, we gave up the 15% ownership in Global International at the effective date of the change of the agreement. As of June 30, 2003, our management evaluated the future economic benefit of the investment and believed that it had been impaired. Hence, as of December 31, 2003, the investment was written off and a loss of $133,267 was recorded in the current year’s operation results. On August 25, 2003, the Group entered into a revised agreement with Global International to provide consulting services to Global International. Under the terms of the revised agreement, the Group charges 15% of Global International’s annual net income as consulting fees. The service period covered by this revised agreement began on July 1, 2003. As of December 31, 2003, Global International was in a loss position for 2003, and therefore the Group has not accrued any consulting fee income from Global International under the revised agreement.

     Income tax provision for the year ended December 31, 2003 was $209,434. This income tax provision mainly represents the use of net operating loss carry-forwards to offset the income generated from operations in Taiwan and an increase in the valuation allowance against deferred tax assets generated from our Shanghai operations so as to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized. Income tax benefit for the year ended December 31, 2002 was $18,333. This income tax benefit mainly represents the net operating loss carry forward on the period’s tax losses.

Liquidity and Capital Resources

     As of December 31, 2003, our principal sources of liquidity included cash and bank balances of $1,273,723, which increased from $125,806 at December 31, 2002. The increase was mainly due to the net proceeds of $2,514,428 we received from our investors for the issuance of 3,592,040 shares of our common stock for cash in 2003, partially offset by the use of our working capital in the normal course of our business, our investments in two PRC entities and repayment of certain bank borrowings. In addition, we plan to meet future cash requirements by bank financing and by issuing new equity securities.

     Net cash (used in) provided by operating activities was ($2,689,688) and $33,886 during the years ended December 31, 2003 and 2002, respectively. Net cash used in operating activities during the year ended December 31, 2003 was primarily attributed to the decrease of notes and accounts payable of $648,923 and reductions of receipts in advance of $932,208, as compared to the increases in accounts and notes payable of $85,826 and in receipts in advance of $1,058,151 for the year ended December 31, 2002.

     Net cash provided by (used in) investing activities amounted to $900,330 and $(477,650) during the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, cash received from (used in) pledged notes receivable amounted to $1,302,135 and ($208,063), respectively, and capital expenditures were $275,899 for the year ended December 31, 2003, of which $58,072 was financed via a capital lease arrangement, compared to $215,682 for the year ended December 31, 2002. In addition, the stockholder/director settled the amount owed the Company in 2003 for $123,366. The amount was originally loaned to a stockholder to finance his individual investment in Global International Education Investment Ltd. The loan was repaid in full amount to us prior to December 31, 2003 without any loss. We also prepaid and acquired investments totaling $208,984 in two PRC companies, which were in the early stage of their operations as of December 31, 2003, to satisfy the cash requirements for these companies.

     Net cash provided by financing activities during the year ended December 31, 2003 was $2,970,607 as compared to $536,660 during the year ended December 31, 2002. The $2,433,947 difference was primarily attributed to the net proceeds of $2,514,428 we received from the issuance of 3,592,040 shares of common stock for cash in 2003.

     As of December 31, 2003, the Company has a total line of credit of $2,198,769 from certain banks and the unused credit facility of $39,812.

Off-Balance Sheet Arrangement

     The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements.

     The following table represents the Group’s contractual obligations:

	Payments Due By Period (Thousand dollars)
	Total	2004	2005	2006	2007	2008	Thereafter
Contractual obligations
Bank borrowing	$2,485	1,318	1,167	—	—	—	—
Pension Benefit	41	—	—	—	—	—	41
Purchase obligations	1,013	1,013	—	—	—	—	—
Operating leases	585	276	142	76	53	38	—

Total	$4,124	2,607	1,309	76	53	38	41

Bank borrowing

     One of our financing sources is from bank borrowings. As of December 31, 2003 and 2002, the balances of bank borrowings, including current and non-current portions, were $2,484,471 and $1,982,019, respectively.

Purchase obligation with equipment

     In October 2003, KCES entered into a purchase obligation agreement with Haicheng (Shanghai) Information Technologies Limited to provide cooperating and franchise schools with equipment sets to facilitate their educational programs. The equipment mainly consists of computer systems. As we are expecting to purchase 300 sets of such equipment prior to June 30, 2004, which was agreed upon in the agreement, the total amount of the purchase obligation is $1,012,948.

Equity investments in joint ventures

     We hold equity interests in two joint ventures with 21st Century Publishing House in Jiangxi Province of the PRC. Kid Castle and 21st Century Publishing House each own 50% interests in these two joint ventures, 21st Century Kid Castle Culture Media Co., Ltd and Jiangxi 21st Century Kid Castle Language and Education Center.

Pension Benefit

     We have a defined benefit retirement plan (the “Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, as described in Note 15 to the Consolidated Financial Statements. As of December 31, 2003 and 2002, the projected benefit obligations of the pension Plan were $193,668 and $119,652, respectively. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $40,913, respectively. We also make defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by us for the years ended December 31, 2003 and 2002 amounted to $72,775 and $41,466, respectively.

Operating Leases

     We have entered into several non-cancelable operating lease arrangements for administrative office space, warehouse space and sales offices in various periods. As of December 31, 2003, our future minimum lease payments under the operating leases expiring in excess of one year amounted to $585,332.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of all entities created prior to and subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures.

     On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We believe that the adoption of SFAS No. 149 will have no material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of SFAS No. 150 will have no material impact on our consolidated financial statements.

     In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and revises the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” that have been codified in Topic 13. SAB 104 was effective immediately and did not have a material impact on our financial reporting and disclosures.

     In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ended after December 15, 2003. We adopted this Statement for the year ended December 31, 2003.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of PricewaterhouseCoopers are presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 3, 2003, BDO International resigned as the principal accountants to audit the financial statements of Kid Castle.

     The reports of BDO International on our financial statements for the two fiscal years ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

     Our Board of Directors approved the resignation of BDO International.

     In connection with its audits for the two fiscal years ended December 31, 2002 and during the subsequent interim period from January 1, 2003 through and including July 3, 2003, there were no disagreements with BDO International on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO International would have caused them to make reference thereto in their report on the financial statements for such years or interim period.

     We requested BDO International to furnish a letter addressed to the Securities and Exchange Commission stating whether or not BDO International agrees with the statements made above and, if not, stating the respects in which it does not agree. A copy of this letter, dated July 8, 2003, is incorporated by reference into this Form 10-KSB.

     Effective July 7, 2003, we engaged the accounting firm of PricewaterhouseCoopers as our new independent accountants to audit our financial statements for the year ended December 31, 2003.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and our CFO concluded that, as of December 31, 2003, our disclosure controls and procedures are effective in timely alerting them to material information required to be included upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     Changes in Internal Control Over Financial Reporting. During the fiscal year ended December 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information regarding our directors and executive officers is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2003 fiscal year, or such information will be included by amendment.

ITEM 10. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2003 fiscal year, or such information will be included by amendment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2003 fiscal year, or such information will be included by amendment.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2003 fiscal year, or such information will be included by amendment.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Form 8-K Filings

None.

(b) Exhibits

		Incorporated by	Exhibit No. in
Exhibit		Reference from	Referenced
Number	Description	Document (1)	Document
3.2	Bylaws

10.1	Stock Purchase Agreement by and among Halter Capital Corporation, Powerlink International Finance, Inc. and Omni Doors, Inc. dated as of June 6, 2002.	Form 10-KSB filed May 13, 2003	10.1

10.2	Exchange Agreement by and among Kid Castle Educational Corporation, Hi-Goal Development Corp., the shareholders of Hi-Goal and Kuo-An Wang, dated as of October 1, 2002.	Form 10-KSB filed May 13, 2003	10.2

10.3	Loan Agreement, by and among, Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang and Yu-En Chiu (Guarantors) and the Bank of Panhsin.	Form 10-KSB filed May 13, 2003	10.7

10.4	Agreement for Working Capital, dated as of September 5, 2002, by and among Cosmos Bank Taiwan, Kid Castle Internet Technology Corporation (“Borrower”), Kuo-An Wang (Guarantor) and Yu-En Chiu (“Guarantor”).	Form 10-KSB filed May 13, 2003	10.8

10.5	Loan Approval Notice and Guarantee Agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (“Borrower”), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor).	Form 10-KSB filed May 13, 2003	10.9

10.6	House Lease Agreement, dated as of April 20, 2001, by and between Real Estate Co. of Shanghai China International Travel Service Co. Ltd. and Kid Castle Internet Technology Corporation.	Form 10-KSB filed May 13, 2003	10.10

10.7	Agreement for House Lease, dated as of November 15, 2002, by and between Kuo Ping Chung and Ching Liu (Lessors) and Kid	Form 10-KSB filed May 13, 2003	10.11

		Incorporated by	Exhibit No. in
Exhibit		Reference from	Referenced
Number	Description	Document (1)	Document
	Castle Educational Corporation (Lessee).

10.8	Lease Agreement, dated as of December 31, 1999, by and between Ji-Ru Chen (Lessor), and Kid Castle Internet Technology (Lessee).	Form 10-KSB filed May 13, 2003	10.12

10.9	Lease Agreement, dated as of February 19, 2003, by and between Hung-Sen Kan and Kid Castle Internet Technology Corporation.	Form 10-KSB filed May 13, 2003	10.13

10.10	Lease Agreement, dated as of May 20, 2000, by and between, Rei-Bi Wang (Lessor) and Kid Castle Internet Technology Corporation (Lessee).	Form 10-KSB filed May 13, 2003	10.14

10.11	Lease Agreement, dated as of October 24, 2002, by and between Shih-Ming Chen (Lessor), and Kid Castle Internet Technology Corporation (Lessee) an Ming-Ji Tsao (Guarantor).	Form 10-KSB filed May 13, 2003	10.15

10.12	Lease Agreement, by and between Tsong-Lian Lu and Kid Castle Internet Technology Corporation.	Form 10-KSB filed May 13, 2003	10.16

10.13	Lease Agreement, dated as of April 12, 2002, by and between Hwa Hwa Nan Plastics Mfg. Ind, Ltd. (Lessor) and Kid Castle Internet Technology Corporation (Lessee).	Form 10-KSB filed May 13, 2003	10.17

10.14	Lease Agreement, dated as of June 10, 2002, by and between Kid Castle Internet Technology Corporation (Lessor) and Chevady Educational Corporation (Lessee).	Form 10-KSB filed May 13, 2003	10.18

10.15	Loan Agreement, dated as of April 15, 2002, by and between His-Ming Pan and Higoal Developments Limited.	Form 10-KSB filed May 13, 2003	10.21

10.16	Stock Purchase Agreement, dated as of October 1, 2002, by and between Kid Castle Educational Corporation and Concourse Financial, Inc.	Form 10-KSB filed May 13, 2003	10.22

10.17	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Planet Technology Corporation.

10.18	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Efficient Ventures Limited.

		Incorporated by	Exhibit No. in
Exhibit		Reference from	Referenced
Number	Description	Document (1)	Document
10.19	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Axford Investments Limited.

10.20	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Ace Capital Investments Limited.

10.21	Stock Purchase Agreement, dated as of August 18, 2003, by and between Kid Castle Educational Corporation and Globe Wisdom Investments Limited.	10-QSB filed November 14, 2003	10.1

10.22	English language summary of Management Service Agreement dated as of August 25, 2003 by and between Global International Education Investment Ltd. and Higoal Investment Ltd.

10.23	English language summary of joint venture agreement by and between 21st Century Publishing House and Kid Castle Educational Software Development Company Limited.	10-QSB filed November 14, 2003	10.2

10.24	Loan Agreement, dated November 25, 2003, by and between Shanghai Kid Castle Educational Software Development Co., Ltd. and 21st Century Publishing House.

10.25	Purchase Agreement for magazines and CDs dated as of March 31, 2003 by and among Chailease Finance Co., Ltd. (Seller), Kid Castle Internet Technology Corporation (Buyer), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor)

10.26	English language summary of Educational Equipment Supply Agreement dated as of October 30, 2003 by and between Shanghai Kid Castle Educational Software Development Co., Ltd. (Buyer) and Haicheng (Shanghai) Information Technology Co., Ltd.

10.27	Loan Agreement dated as of March 11, 2003 by and among Kid Castle Internet Technology Corporation (Borrower), Macoto Bank (Lender), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor).

		Incorporated by	Exhibit No. in
Exhibit		Reference from	Referenced
Number	Description	Document (1)	Document
10.28	21st Century Kid Castle Culture Media Co., Ltd. Investment Contract dated as of July 8, 2003, by and among Shanghai Kid Castle Educational Software Development Co., Ltd. and 21st Century Publishing House

10.29	Contract for Cooperation in Running School dated July 2003, by and among Shanghai Kid Castle Educational Software Development Co., Ltd. and 21st Century Publishing House

10.30	English language summary of Debt Repayment Agreement dated as of March 25, 2004 by and among Higoal Development Limited, Kid Castle Internet Technologies Limited, Mr. Hsi Ming Pai and Mr. Kuo-An Wang and Mr. Yu-En Chiu.

16.1	Letter from BDO International pursuant to Item 304(a)(3) of Regulation S-B.	Current Report on Form 8-K filed July 10, 2003	16.1

21	Subsidiaries of the Company

31.1	Certification of Kuo-An Wang pursuant to Rule 15d-14(a)

31.2	Certification of Yu-En Chiu pursuant to Rule 15d-14(a)

32.1	Certifications of Kuo-An Wang, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Yu-En Chiu, pursuant to 18 U.S.C. 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding principal accountant fees and services is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2003 fiscal year, or such information will be included by amendment.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004

By:	/s/ Kuo-An Wang
	Name:	Kuo-An Wang
	Title:	Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kuo-An Wang
Director and President
Kuo-An Wang	(Principal Executive Officer)	March 30, 2004

/s/ Yu-En Chiu
Chief Financial Officer and Secretary
Yu-En Chiu	(Principal Financial and Accounting Officer)	March 30, 2004

/s/ Suang-Yi Pai
	Director	March 30, 2004
Suang-Yi Pai

/s/ Chin-Chen Huang
	Director	March 30, 2004
Chin-Chen Huang

	Director	March 30, 2004
Yu-Fang Lin

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Consolidated Financial Statements

December 31, 2003 and 2002

Report of Independent Auditors

To the Board of Directors and stockholders of
Kid Castle Educational Corporation
(Formerly King Ball International Technology Corporation)

In our opinion, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material aspects, the financial position of Kid Castle Educational Corporation and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2002 and for the year then ended were audited by other independent accountants whose report dated April 15, 2003 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers
Taipei, Taiwan
March 12, 2004

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2003	2002
ASSETS
Current assets
Cash and bank balances	$1,273,723	$125,806
Bank fixed deposits – pledged (Note 12)	204,889	148,398
Notes and accounts receivable, net (Notes 3 and 19)	2,334,385	1,267,637
Inventories, net (Note 4)	1,991,951	1,446,076
Other receivables (Notes 5 and 19)	524,974	297,080
Prepayments and other current assets (Note 6)	122,292	377,483
Pledged notes receivable (Note 12)	1,062,406	905,754
Deferred income tax assets (Note 7)	615,286	805,075

Total current assets	8,129,906	5,373,309
Deferred income tax assets (Note 7)	120,335	84,503
Prepaid long-term investments	60,323	—
Long-term investments (Note 8)	114,200	312,051
Amount due from stockholder/director (Note 19)	—	122,795
Property and equipment, net (Note 9)	1,993,849	1,822,329
Intangible assets, net of amortization (Note 10)	989,865	1,131,982
Long-term notes receivable	505,091	360,718
Pledged notes receivable (Note 12)	444,302	436,793
Other assets	184,345	128,392

Total assets	$12,542,216	$9,772,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings – short-term and maturing within one year (Note 12)	$1,317,690	$842,581
Notes and accounts payable	1,072,584	1,597,043
Accrued expenses (Note 11)	805,556	1,059,265
Amount due to a stockholder (Note 19)	—	606,208
Amounts due to officers (Note 19)	572,160	—
Other payables	266,276	266,604
Deposits received (Note 13)	421,734	104,624
Receipts in advance (Note 14)	2,924,636	1,889,314
Income tax payable (Note 7)	44,067	—
Obligation under capital leases due within one year (Note 16)	32,468	—

Total current liabilities	7,457,171	6,365,639
Bank borrowings maturing after one year (Note 12)	1,166,781	1,139,438
Receipts in advance (Note 14)	1,467,025	1,158,627
Obligation under capital leases (Note 16)	5,534	—
Deposits received (Note 13)	603,635	385,405
Accrued pension liabilities (Note 15)	134,073	87,197

Total liabilities	10,834,219	9,136,306

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Consolidated Balance Sheets - Continued

(Expressed in US Dollars)

	December 31,	December 31,
	2003	2002
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, no par share (Note 17):
25,000,000 shares authorized; 18,999,703 shares and 15,074,329 shares issued and outstanding at December 31, 2003 and 2002, respectively	7,669,308	4,654,880
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit (Note 18)	(6,057,482)	(4,116,891)
Accumulated other comprehensive loss	(163,170)	(160,764)

Total stockholders’ equity	1,707,997	636,566

Total liabilities and stockholders’ equity	$12,542,216	$9,772,872

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation

(Former King Ball International Technology Corporation)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years ended December 31,
	2003	2002
Operating Revenue (Note 19)
Sales of goods	$6,438,286	$5,338,968
Franchising income	1,767,087	1,022,552
Other operating revenue	386,010	211,454

Total net operating revenue	8,591,383	6,572,974

Operating costs (Note 19)
Cost of goods sold	(2,248,134)	(2,389,167)
Cost of franchising	(443,274)	(351,674)
Other operating costs	(330,956)	(154,727)

Total operating costs	(3,022,364)	(2,895,568)

Gross profit	5,569,019	3,677,406
Advertising costs	(406,219)	(116,364)
Other operating expenses	(6,607,314)	(5,440,444)

Loss from operations	(1,444,514)	(1,879,402)
Interest expenses, net (Note 19)	(279,231)	(256,403)
Share of profit (loss) of investments	(49,349)	9,043
Loss on write-off of an investment	(133,267)	—
Other non-operating income, net	175,204	201,433

Loss before income taxes	(1,731,157)	(1,925,329)
Benefit (provision) for taxes (Note 7)	(209,434)	18,333

Net loss	$(1,940,591)	$(1,906,996)

Loss per share - basic and diluted	$(0.115)	$(0.150)

Weighted-average shares used to compute loss per share - basic and diluted	16,810,113	12,684,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

						Accumulated
	Common Stock		Additional			other
	Number of		paid-in	Legal	Accumulated	comprehensive
	shares	Amount	capital	reserve	deficit	loss	Total
Balance, December 31, 2001	11,880,000	$4,654,880	$204,021	$30,642	$(2,175,217)	$(183,034)	$2,531,292
Net loss for 2002	—	—	—	—	(1,906,996)	—	(1,906,996)
Cumulative translation adjustment	—	—	—	—	—	22,270	22,270

Comprehensive loss							(1,884,726)

Merger transaction	3,120,829	—	(10,000)	—	—	—	(10,000)
Issuance of common stock without consideration	73,500	—	—	—	—	—	—
Appropriation of legal reserve	—	—	—	34,678	(34,678)	—	—

Balance, December 31, 2002	15,074,329	4,654,880	194,021	65,320	(4,116,891)	(160,764)	636,566
Net loss for 2003	—	—	—	—	(1,940,591)	—	(1,940,591)
Cumulative translation adjustment	—	—	—	—	—	(2,406)	(2,406)

Comprehensive loss							(1,942,997)

Issuance of common stock for cash	3,592,040	2,514,428	—	—	—	—	2,514,428
Repayment of a liability by issuance of common stock	333,334	500,000	—	—	—	—	500,000

Balance, December 31, 2003	18,999,703	$7,669,308	$194,021	$65,320	$(6,057,482)	$(163,170)	$1,707,997

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Years ended December 31,
	2003	2002
Cash flows from operating activities
Net loss	$(1,940,591)	$(1,906,996)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property and equipment	176,564	116,612
Amortization of intangible assets	156,861	156,588
Allowance for sales returns	127,585	—
Allowance for doubtful debts	182,418	136,385
(Reversal of) provision for loss on inventory obsolescence and slow-moving items	(109,411)	42,630
Share of loss (profit) of an investment	49,349	(9,043)
Loss on write-off of an investment	133,267	14,493
(Gain) loss on disposal of property and equipment	(91)	1,434
(Increase)/decrease in:
Notes and accounts receivable	(427,489)	(734,431)
Inventories	(410,659)	(648,421)
Other receivables	386,973	824,970
Prepayments and other current assets	(261,046)	163,746
Deferred income tax assets	165,138	(42,461)
Other assets	(52,595)	(4,727)
Increase/(decrease) in:
Notes and accounts payable	(648,923)	85,826
Accrued expenses	234,643	700,929
Other payables	(60,116)	110,031
Receipts in advance	(932,208)	1,058,151
Income taxes payable	43,645	(256,293)
Deposits received	451,811	171,449
Accrued pension liabilities	45,187	53,014

Net cash (used in) provided by operating activities	(2,689,688)	33,886

Cash flows from investing activities
Purchase of property and equipment	(275,899)	(215,682)
Proceeds from disposal of property and equipment	13,550	—
Amount due from stockholder/director	123,366	(43,627)
Prepayment of long-term investments	(59,745)	—
Acquisition of long-term investments	(149,239)	—
Bank fixed deposits - pledged	(53,838)	(10,278)
Pledged notes receivable	1,302,135	(208,063)

Net cash provided by (used in) investing activities	900,330	(477,650)

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Consolidated Statements of Cash Flows — Continued

(Expressed in US Dollars)

	Years ended December 31,
	2003	2002
Cash flows from financing activities
Proceeds from bank borrowings	$2,718,990	$75,111
Repayment of bank borrowings	(2,249,551)	(109,223)
Repayment of capital leases	(20,434)	(28,490)
Amounts due to officers/stockholders	(42,826)	599,262
Issuance of common stock for cash	2,514,428	—

Net cash provided by financing activities	2,920,607	536,660

Net increase in cash and cash equivalents	1,131,249	92,896
Effect of exchange rate changes on cash and cash equivalents	16,668	68
Cash and cash equivalents at beginning of year	125,806	32,842

Cash and cash equivalents at end of year	$1,273,723	$125,806

Supplemental disclosure of cash flow information Interest paid	$425,575	$295,039

Income taxes paid	$3,160	$317,675

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$58,072	$—

Receipts of notes receivable and pledged notes receivable corresponding to the increase in the following accounts:
Deposits received	$71,429	$71,159

Other payables	$46,803	$58,717

Receipts in advance	$2,192,548	$1,870,927

Write-off of an equity investment against deferred income:
Balance of an equity investment	$300,710	$—
Balance of deferred income	(167,443)	—

Loss on write-off of an equity investment	$133,267	$—

Repayment of a liability by issuance of common stock	$500,000	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kid Castle Internet Technologies Limited (“KCIT”) was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China (“ROC”) as a limited liability company which was originally named as Wonderland Internet Technologies Limited. KCIT is engaged in the business of children’s education focusing on the English language. The business comprises publication, sales and distribution of related books, magazines, audio and videotapes and compact disc, franchising and sales of merchandises complementary to the business.

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

In June 2002, KCIT has undertaken a series of group restructuring. Premier, the wholly-owned subsidiary of KCIT, which held the entire issued common stock of Higoal has been removed. Thereafter, KCIT became the direct owner of the outstanding shares of Higoal. Premier was subsequently liquidated in June 2003.

On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the stockholders of KCIT in exchange for 100% of the outstanding common stock of KCIT. As a result of this restructuring, KCIT became a wholly owned subsidiary of Higoal. This transaction was a reorganization as there was no change in the stockholders of Higoal and KCIT before and after the transaction.

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

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

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

NOTE 2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has incurred operating losses since inception and hence, as of December 31, 2003, the balance of accumulated deficit was $6,057,482. The Company plans to fund its working capital needs by obtaining new credit lines from financial institutions and raising capital through the sale of equity securities. In March 2004, the Company obtained a new credit line of approximately $733,000, in which the Company was entitled to draw down a 2-year bank borrowing and to provide the bank with a pledged time deposit of approximately $220,000.

If the Company is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Company. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Company to reduce headcount, sales and marketing, other expansion activities which may affect the future growth of the Company’s operations.

Foreign Currency Translation and Transactions

The reporting currency of the Company is US Dollars (“US$”) and the financial records are maintained and the financial statements are prepared in US$. The functional currency of Higoal and its subsidiaries other than KCES is New Taiwan Dollars (“NT$”) and the financial records are maintained and the financial statements are prepared in NT$. The functional currency of KCES is Renminbi (“RMB”) and the financial records are maintained and the financial statements are prepared in RMB.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

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

For the purpose of preparing the Company’s consolidated financial statements, the statement of operations of KCES prepared in RMB has been translated at the average exchange rates of NT$4.153 = RMB1.00 in 2003 (2002: NT$4.167 = RMB1.00) and the balance sheet expressed in RMB has been translated at the exchange rate of NT$4.112 = RMB1.00 ruling as of December 31, 2003 (December 31, 2002: NT$4.184 = RMB1.00). Translation adjustments are included as a component of stockholders’ equity.

For presentation of the Company’s consolidated financial statements, the consolidated statement of operations and consolidated statement of cash flows of Higoal prepared in NT$ have been translated at the average exchange rate of US$1.00 = NT$34.44 in 2003 (2002: US$1.00 = NT$34.50) and the consolidated balance sheet of Higoal expressed in NT$ have been translated at the exchange rate of US$1.00 = NT$34.11 ruling as of December 31, 2003 (December 31, 2002: US$1.00 = NT$34.60). Translation adjustments are included as a component of stockholders’ equity.

Revenue Recognition

Sales of books, magazines, audio and video tapes, compact disc and other merchandises are recognised as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Provision is made for expected future sales returns and discounts when revenue is recognized.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

Franchise fees are the annual licensing fees for franchisees to use the Company’s brand name and consulting services. Franchising income is recognized on a straight-line basis over the terms of the relevant franchise agreements.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on the evaluation of collectibility and aging analysis of note receivable, accounts receivable and other receivables.

Inventories

Inventories are stated at the lower of cost or market. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition, and is calculated using the weighted average method. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions. An allowance for loss on obsolescence and decline in market value is provided, when necessary.

Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Investments

Investments consist of equity securities of privately held companies, which are generally carried at cost. Investments in companies in which, through ownership and other factors, the Group has significant influence, but less than a majority of the voting common stock are accounted for under the equity method. Under the equity method the Group includes its share of the investee’s income or loss in its results of operations. The Group reviews its investments on a regular basis and considers factors including the operating results, available evidence of the market value and economic outlook of the relevant industry sector. When the Group concludes that an investment has suffered impairment that is other-than-temporary, the impairment is written off against earnings.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2003 and 2002 because of the relatively short-term maturity of these instruments.

Property and Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated
useful life
(in years)
Land	Indefinite
Buildings	50
Furniture and fixtures	3-10
Transportation equipment	2.5-5
Miscellaneous equipment	5-10

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

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

group of assets is not recoverable. For long-lived assets to be held and used, the Group measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Advertising Costs

All advertising costs incurred in the promotion of the Group’s products and services are expensed as incurred.

Income Taxes

The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is not considered more likely than not that the deferred tax assets will be realized.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) is disclosed in the consolidated statement of stockholders’ equity.

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to potential common stock shares. For the years ended December 31, 2003 and 2002, the Company did not have any potential common stock shares.

Reclassification

The presentation of certain prior information has been reclassified to conform with current presentation.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of all entities created prior to and subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”(“SFAS No. 149”) SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and revises the

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” that have been codified in Topic 13. SAB 104 was effective immediately and did not have a material impact on the Company’s financial reporting and disclosures.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ended after December 15, 2003. The Company adopted this Statement for the year ended December 31, 2003.

NOTE 3 – NOTES AND ACCOUNTS RECEIVABLE, NET

	December 31,	December 31,
	2003	2002
Accounts receivable
- Third parties	$2,140,073	$1,539,142
- Related parties (Note 19B(vii))	631,153	12,285

Total	2,771,226	1,551,427
Less: Allowance for doubtful accounts and sales returns	(436,841)	(283,790)

Notes and accounts receivable, net	$2,334,385	$1,267,637

NOTE 4 – INVENTORIES, NET

	December 31,	December 31,
	2003	2002
Work in progress	$53,756	$39,211
Finished goods and other merchandises, net	1,938,195	1,406,865

	$1,991,951	$1,446,076

For the years ended December 31, 2003 and 2002, the Company recognized (reversal of) provision for loss on inventory obsolescence and slow-moving items of ($109,411) and $42,630, respectively. As of December 31, 2003 and 2002, the balances of provision for loss on inventory obsolescence and slow-moving items were $651,795 and $751,668, respectively.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 5 – OTHER RECEIVABLES

	December 31,	December 31,
	2003	2002
Other receivables – third parties:
Tax paid on behalf of landlord	$1,442	$695
Advances to staff	43,242	2,490
Penalties receivable	14,658	17,892
Receivables from Shanghai Wonderland Educational Resources Co., Ltd (“Shanghai Wonderland”) (Note i)	105,847	—
Other receivables	43,622	15,646

	208,811	36,723
Other receivables – related parties (Note 19B(viii))	316,163	260,357

	$524,974	$297,080

Note:

(i)	Shanghai Wonderland was newly established in October 2003 as a distributor of the Group. The Group has loaned Shanghai Wonderland RMB$450,000 (approximately $54,000) for operations, which is unsecured and carries no interest and has paid certain pre-operating costs on behalf of Shanghai Wonderland. Shanghai Wonderland will have to settle the loan of RMB$450,000 on or before December 23, 2004 and repay the pre-operating costs in full amount after it starts to generate revenue.

NOTE 6 – PREPAYMENTS AND OTHER CURRENT ASSETS

	December 31,	December 31,
	2003	2002
Prepayments	$51,990	$32,609
Temporary payments	4,989	297,212
VAT tax recoverable	—	18,866
Tax recoverable	29,208	28,796
Prepaid interest	19,856	—
Others	16,249	—

	$122,292	$377,483

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 7 – INCOME TAXES

The income taxes of the Group are substantially attributable to the operations in Taiwan and the PRC whose statutory tax rates are 25% and 15%, respectively.

	December 31,	December 31,
	2003	2002
The income taxes charge/(credit) consisted of:
Income taxes	$651	$(106,413)
Deferred income taxes	165,138	55,576
Tax on undistributed earnings (Note 18)	43,645	32,504

	$209,434	$(18,333)

The principal differences between taxes on income computed at the applicable statutory income tax rate in Taiwan and recorded income tax provision (benefit) are as follows:

	December 31,	December 31,
	2003	2002
Income taxes credit calculated on applicable statutory tax rates	$(432,789)	$(481,347)
Lower effective income tax rates of other countries	113,962	154,019
Valuation allowance	424,275	—
Non-taxable income	(18,720)	(18,940)
Non-deductible expenses	79,061	295,431
Tax on undistributed earnings	43,645	32,504

Income taxes provision (benefit) as recorded in statement of operations	$209,434	$(18,333)

Significant components of the estimated deferred income tax assets as of December 31, 2003 and 2002 are as follows:

	December 31,	December 31,
	2003	2002
Deferred income tax assets – current assets
Allowance for sales returns and discounts	$49,429	$—
Allowance for doubtful debts	130,128	68,478
Allowance for obsolete inventories	209,727	186,711
Web site design costs	26,100	34,647
Pre-operating expenses	14,894	14,941

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

	December 31,	December 31,
	2003	2002
Loss carryforwards	426,785	351,093
Others	152,833	149,205
	1,009,896	805,075
Less: Valuation allowance	(394,610)	—

	615,286	805,075

Deferred income tax assets – non-current assets
Provision for pension fund	41,997	21,799
Amortization of intangible assets	103,658	59,091
Provision for diminution in value of long-term investment	4,764	3,613

	150,419	84,503
Less: Valuation allowance	(30,084)	—

	120,335	84,503
Total deferred income tax assets	$735,621	$889,578

At December 31, 2003, certain subsidiaries had net operating loss carryforwards of approximately $2,046,844 available to offset future taxable income. The losses will expire in 2007.

The Company’s net operating loss carried forward to offset future taxable income is insignificant.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 8 – LONG TERM INVESTMENT

	December 31,	December 31,
	2003	2002
Accounted for under the cost method:
DG Global Inc. (“DG Global”) (Note (i))
Investment cost	$—	$14,306
Less: Impairment loss	—	(14,306)

	$—	$—

Accounted for under the equity method:
Global International Education Investment Ltd. (“Global International”) (Note (ii))
Investment cost	$—	$303,035
Share of profit	—	9,016

	$—	$312,051

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”) (Note (iii))
Investment cost	$120,646	$—
Share of profit	(11,326)	—

	$109,320	$—

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (iv))
Investment cost	$30,161	$—
Share of profit	(25,281)	—

	$4,880	$—

Total	$114,200	$312,051

Notes:

(i)	DG Global was incorporated in Taiwan on March 29, 2001 and was 6.67% owned by the Group. Its principal activity is investment holding.

In view of significant operating losses sustained by DG Global as at December 31, 2002, the directors are of the opinion that the investment cost of DG Global may not be recoverable. Accordingly, impairment loss on the investment was made in the 2002.

(ii)	On May 16, 2001, the Group entered into an agreement with other subscribers of Global International, a company incorporated in the British Virgin Islands which is principally

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

engaged in operation of kindergartens and schools under the franchise of the Group in the PRC, whereby the Group is required to be responsible for the management and operation of Global International’s English-teaching schools. In return, six shares of common stock valued at $50,000 each of Global International were allotted to the Group. As the six shares of common stock account for 15% equity interest in Global International and the chairman of the Group has been appointed as the chairman of Global International, it has been determined that the Group has significant influence and should therefore account for its interest on the equity method.

The cost of investment in Global International is accounted for in the financial statements based on the amount of the cash per share that was contributed by the other investors.

On June 5, 2003, pursuant to a special resolution adopted by the Company’s board of directors, the Group resolved to amend the aforementioned agreement entered into on May 16, 2001 to change the Group’s cooperation relationship with Global International. On June 10, 2003, the Group entered into a letter of intent with Global International to change the payment structure on their strategic alliance from equity ownership to franchising fees and such amendment to the original agreement should be completed by the end of August 2003. Due to the change on the payment structure, the Group gave up the 15% ownership in Global International at the effective date of the change of the agreement. Accordingly, management of the Group evaluated the future economic benefit of the investment and believed that it has been impaired. Hence, in August 2003, the investment was written off and a loss of $133,267 was recorded in the current period’s operation results. On August 25, 2003, the Group entered into a revised agreement with Global International to provide consulting services to Global International. Pursuant to this revised agreement, the Group charges 15% of Global International’s annual net income as consulting fees. The service period covered by the revised agreement began on July 1, 2003. As of December 31, 2003, Global International was in a loss position for the year, and therefore the Group has not accrued any consulting fee income from Global International under the revised agreement.

(iii)	In July 2003, the Group entered into an agreement with 21st Century Publishing House to incorporate Culture Media. The agreement provides that KCES, the Group’s wholly owned PRC subsidiary, and 21st Century Publishing House each has 50% ownership and that each party contribute RMB$1 million for the incorporation. As the Group’s ownership accounts for 50% equity interest in Culture Media and that the Group has significant influence and should therefore account for its interest on the equity method.

For the year ended December 31, 2003, the Group recorded an investment loss accounted for under the equity method in Culture Media of $11,326 in the current year’s operation results.

(iv)	In October 2003, the Group obtained the government approval to co-found Education Center with 21st Century Publishing House in the PRC. As of December 31, 2003, Education Center’s total registered capital was RMB$500,000, and KCEC and 21st Century Publishing House each owned 50% of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

 For the year ended December 31, 2003, the Group recognized an investment loss accounted for under the equity method in Education Center of $25,281 in the current year’s operation results.

NOTE 9 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2003	2002
Freehold land	$538,564	$530,937
Buildings	879,507	867,052
Furniture and fixtures	337,259	250,301
Transportation equipment	170,580	78,394
Miscellaneous equipment	491,394	340,173

	2,417,304	2,066,857
Less: Accumulated depreciation	(423,455)	(244,528)

	$1,993,849	$1,822,329

The land and buildings at 8th floor, No. 98 Min Chuan Road, Hsin-Tien City, Taipei City, Taiwan, with carrying cost of $1,418,071 and $1,351,708 as of December 31, 2003 and 2002, respectively, are pledged to a bank to secure a bank loan (Note 12(iv) and (vi)).

Depreciation charged to the operations was $176,564 and $116,612 for the years ended December 31, 2003 and 2002, respectively.

NOTE 10 – INTANGIBLE ASSETS

	December 31,	December 31,
	2003	2002
Gross carrying amount
Franchise	$997,446	$983,321
Copyrights	586,338	578,034

	1,583,784	1,561,355

Less: Accumulated amortization
Franchise	(374,042)	(270,414)
Copyrights	(219,877)	(158,959)

	(593,919)	(429,373)

	$989,865	$1,131,982

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

Amortization charged to operations was $156,861 and $156,588 for the years ended December 31, 2003 and 2002, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2004	$156,861
2005	156,861
2006	156,861
2007	156,861
2008	156,861

$784,305

NOTE 11 – ACCRUED EXPENSES

	December 31,	December 31,
	2003	2002
Accrued compensation	$348,558	$271,578
Accrued reorganization expenses	—	506,215
Accrued commission	101,813	—
Accrued professional fee	89,941	—
Accrued production cost	67,838	—
Accrued value-add-in tax	55,783	—
Accrued advertising cost	32,534	—
Others	109,089	281,472

	$805,556	$1,059,265

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 12 – BANK BORROWINGS

		December 31,	December 31,
	Notes	2003	2002
Bank term loans	(i)	$986,280	$943,004
Short-term unsecured bank loans	(ii)	234,535	—
Short-term secured bank loans	(iii)	—	375,723
Mortgage loan	(iv)	—	663,292
Mid-term loan	(v)	325,515	—
Mid-term secured bank loan	(vi)	938,141	—

		2,484,471	1,982,019

Less: Balances maturing within one year included in current liabilities
Bank term loans		757,640	411,501
Short-term unsecured bank loans		234,535	—
Short-term secured bank loans		—	375,723
Mortgage loan		—	55,357
Mid-term loan		325,515	—

		1,317,690	842,581

Bank borrowings maturing after one year		$1,166,781	$1,139,438

Notes:

(i)	The balance represents bank loans with which are pledged by post-dated checks amounting to $1,506,708 and $1,304,521 received from franchisees and the Group’s bank deposits of $87,621 and $61,693 as of December 31, 2003 and 2002, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The applicable interest rates ranged from 5.66% to 7.63% per annum as of December 31, 2003. For the year ended December 31, 2003 and 2002, the interest expenses charged to operations amounted to $68,481 and $86,740, respectively.

(ii)	The unsecured short-term loan with principal amount of $234,535, guaranteed by two directors and stockholders of the Group, was obtained in August 2003 to finance the Group’s operations. The loan, which bears interest at the Taiwan basic borrowing rate plus 1.66% per annum, is wholly repayable in August 2004. The applicable interest rate was approximately 4.99% per annum as of December 31, 2003. For the period from the loan commencement date in August 2003 to December 31, 2003, the interest expenses charged to operations amounted to $20,418.

(iii)	As of December 31, 2002, the outstanding balance of the loan amounting to $375,723 was obtained to finance the Company’s operations and was secured by the Company’s time deposits of $86,705, together with personal guarantees provided by two directors and stockholders of the Company. The loan, which bore interest at the Taiwan basic borrowing

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

rate minus 0.92% per annum, was wholly repaid in August 2003. The applicable interest rate was approximately 7.92% per annum for the period from January 1, 2003 to the loan repayment date. For the period from January 1, 2003 to the loan repayment date and for the year ended December 31, 2002, the interest expenses charged to operations amounted to $12,415 and $31,527, respectively.

(iv)	The loan was granted by a bank on October 5, 2001 to finance the purchase of the Group’s land and buildings, which were pledged to the bank. The loan was fully repayable within 10 years subject to review every three years and bore interest at the Taiwan basic borrowing rate minus 0.43% per annum. In August 2003, the Group repaid the total outstanding balance of the loan by means of new loans obtained from another bank. The applicable interest rate was 7.36% per annum for the period from January 1, 2003 to the repayment date in August 2003. For the period from January 1, 2003 to the repayment date in August 2003 and the year ended December 31, 2002, the interest expenses charged to operations amounted to $28,419 and $51,523, respectively.

(v)	In March 31, 2003, the Group obtained a loan of $576,203 from a financial institution, which bears interest at 13.5% per annum and is repayable by 18 equal monthly installments, to finance the Group’s operations. The last installment falls due on September 30, 2004. As of December 31, 2003, the loan was pledged by the Company’s deposits of $117,268 and guaranteed by two directors/stockholders of the Company. For the period from March 31, 2003, the commencement date of the loan, to December 31, 2003, the interest expenses charged to operations amounted to $46,649.

(vi)	In August 2003, the Group obtained a loan with principal amount of $945,626 from a bank to repay its mortgage loan as described in note (ii) as well as to finance its operations. The loan is secured by the Company’s land and buildings and personal guarantees provide by two directors and stockholders of the Group. The loan, which carries interest at the lending bank’s basic borrowing rate plus 1.46% per annum, is wholly repayable in August 2004. In December 31, 2003, the bank extended the term of the loan and hence the maturity date is in December 2005. As of December 31, 2003, the applicable interest rate was approximately 4.79% per annum. For the period from the loan commencement date in August 2003 to December 31, 2003, the interest expenses charged to operations amounted to $16,193.

NOTE 13 – DEPOSITS RECEIVED

	December 31,	December 31,
	2003	2002
Deposits received	$1,025,369	$490,029
Less: Amount refundable within one year included in current liabilities	(421,734)	(104,624)

Amount due after one year	$603,635	$385,405

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

The balance represents deposits received from franchisees for their due performance under the franchise agreements. The deposits are refundable to franchisees upon expiration of the franchise agreements, which are usually with a three-year period.

NOTE 14 – RECEIPTS IN ADVANCE

		December 31,	December 31,
	Notes	2003	2002
Current liabilities:
Sales deposits received	(i)	$356,575	$301,653
Franchising income received	(ii)	1,703,426	1,261,779
Subscription fees received	(iii)	842,509	311,171
Other		22,126	14,711

		2,924,636	1,889,314

Long-term liabilities:
Franchising income received	(ii)	1,432,343	1,130,374
Other		34,682	28,253

		1,467,025	1,158,627

Receipts in advance		$4,391,661	$3,047,941

Notes:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance represents franchising income received in advance, which is attributable to the periods after the respective year-end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 15 – RETIREMENT PLANS

The Group has a defined benefit retirement plan (the “Plan”) covering all regular employees of KCIT, its ROC subsidiary. Under the funding policy of the Plan, commencing from September 2003, KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages, to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law. The retirement fund is not included in the Company’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

systematic basis over the average remaining service lives of current employees. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

The net periodic pension cost is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2003	2003
Service cost	$53,252	$51,246
Interest cost	4,501	1,594
Amortization of unrecognized loss	958	—

Net periodic pension cost	$58,711	$52,840

The net pension amount recognized in the consolidated balance sheet as at December 31, 2003 and 2002, which are also the measurement dates, is as follows:

	December 31,	December 31,
	2003	2002
Accumulated benefit obligation at end of year	$134,389	$81,012

Projected benefit obligation at beginning of year	$119,652	$41,659
Translation reserve	2,064	(7,302)
Service cost on benefits earned during the year	53,252	51,246
Interest cost	4,501	1,594
Actuarial loss	14,199	32,455

Projected benefit obligation at end of year	$193,668	$119,652

Changes in plan assets are as follows:

	December 31,	December 31,
	2003	2002
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	13,655	—

Fair value of plan assets at end of year	$13,655	$—

Funded status	$(180,013)	$(119,652)
Unrecognized net actuarial loss	45,940	32,455

Net amount recognized (accrued pension liabilities)	$(134,073)	$(87,197)

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

As of December 31, 2003, the asset category of the plan assets consisted of cash contributions deposited with Central Trust of China.

Actuarial assumptions used:

	December 31,	December 31,
	2003	2002
Discount rate	3.50%	3.75%
Salary increase rate	2.00%	2.00%
Expected return on plan assets	3.50%	N/A

Under the Plan, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

Year ending December 31,
2004	$—
2005	—
2006	—
2007	—
2008	—
2009 and thereafter	40,913

$40,913

In addition, the estimated contribution to be paid to the Plan in 2004 by the Company is $54,355.

The Group also makes defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by the Company for the years ended December 31, 2003 and 2002 amounted to $72,775 and $41,466, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

A. Lease Commitment

During the years ended December 31, 2003 and 2002, the Company incurred lease expenses amounted to $284,259 and $198,478, respectively. As of December 31, 2003, the Company’s future minimum lease payments under non-cancellable operating leases expiring in excess of one year are as follows:

Year ending December 31,
2004	$275,931
2005	142,598
2006	75,629
2007	52,846
2008	38,328

$585,332

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

In addition, KCIT has entered into a capital lease agreement, which bears interest at 10% per annum and is repayable by 24 equal monthly installments, with a bank for its transportation equipment on March 11, 2003. The last installment is due on March 8, 2005. As of December 31, 2003, the capital lease amounted to $38,002, $32,468 of which will be due within one year so the amount is classified as current liabilities, and the remaining balance of $5,534 is due after one year and hence is classified as long-term liabilities.

B. Investment Commitment

In March 31, 2003, the Group entered into an agreement with two PRC parties to establish a subsidiary in Beijing, the PRC. Pursuant to the agreement, the total registered capital of the subsidiary which will be 65% owned by the Group is approximately $1,381,000. The Group has agreed to contribute 65% of the registered capital totaling $898,000 attributable to its equity interest and 5% of the registered capital totaling $69,000 for one of the PRC parties. However, the formation of the subsidiary was temporarily paused due to the adverse impact caused by Severe Acute Respiratory Syndrome (“SARS”) during the second quarter of 2003. On December 2, 2003, the Group restarted the negotiation with the two PRC parties, and that there was still no progress in the negotiation. Therefore, as of December 31, 2003, the Group has finally deemed the cooperation to be unfeasible due to the prolonged process that caused uncertainties and potential risks in this formation. Accordingly, the management has determined not to negotiate further with the parties involved.

C. Purchase Commitment

In October 2003, KCES entered into a purchase obligation agreement with Haicheng (Shanghai) Information Technologies Limited to provide cooperating and franchise schools with equipment sets to facilitate their educational programs. The equipment mainly consists of computer systems. As the Company is expecting to purchase 300 sets of equipment prior to June 30, 2004 which was agreed upon in the agreement, the total amount of the purchase obligation is $1,012,948.

NOTE 17 – COMMON STOCK

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

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

On October 2, 2002, the Company issued 73,500 shares of common stock to a stockholder, Halter Capital Corporation, pursuant to certain anti-dilution terms set forth in a stock exchange agreement dated June 6, 2002.

Pursuant to a special Board resolution passed on April 2, 2003, the Company resolved to issue 6,000,000 shares of common stock at a subscription price of $0.70 per share to investors in reliance on Regulation S under the Securities Act. Subsequent to the resolution and before December 31, 2003, the Company issued 3,592,040 shares for cash and received net proceeds of $2,514,428. Additionally, pursuant to an agreement entered into in November 2003, the Company issued 333,334 shares to ACE Capital Investment Ltd. to repay the liability of $500,000 as required by the original creditor.

On November 4, 2003, the Company submitted “Common Stock Listing Application” with American Stock Exchange LLC (“AMEX”) for the listing of its issued and outstanding shares of common stock. As of March 2, 2004, the Company had not received approval for the listing application from AMEX.

As of December 31, 2003, the Company was authorized to issue 25,000,000 shares of common stock with no par value. And as of December 31, 2003 and 2002, the total issued and outstanding shares were 18,999,703 shares and 15,074,329 shares, respectively.

NOTE 18 – RESTRICTIONS ON RETAINED EARNINGS

In accordance with the regulations of the countries where KCIT and KCES, the Group’s wholly-owned subsidiaries, were incorporated, certain restriction on these subsidiaries’ retained earnings are described as follows:

A. KCIT

Legal reserve

According to the ROC Company Law, the annual net income should be used initially to cover any accumulated deficit; thereafter 10% of the annual net income should be set aside as legal reserve until legal reserve has reached 100% of contributed capital. Under the ROC Company Law, the legal reserve shall be exclusively used to cover accumulated deficit or, if the balance of reserve exceeds 50% of contributed capital, to increase capital not exceeding 50% of reserve balance and shall not be used for any other purpose.

As of December 31, 2003 and 2002, the appropriations of legal reserve as shown on the consolidated statement of stockholders’ equity are $0 and $34,678, respectively, based on the local statutory financial statements of the subsidiary.

Undistributed earnings

In accordance with the subsidiary’s Articles of Incorporation, the annual net income should be used initially to cover income tax and any accumulated deficit; 10% of the annual net income should be set aside as legal reserve; thereafter, the board of directors may propose and the stockholders may approve

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

to appropriate the amount of the residual earnings. When distributing the remaining retained earnings, the subsidiary should distribute 1% for employees’ bonuses and 99% for stockholders’ dividends of the total amount approved. As of December 31, 2003, KCIT has incurred accumulated deficit and hence, there was no distribution of earnings.

According to the imputation tax system in the ROC, any undistributed current earnings of a company derived on or after January 1, 1998, which are not distributed in the following year, is subject to an additional 10% corporate income tax. For the years ended December 31, 2003 and 2002, the Group recognized such 10% tax on undistributed current earnings of $43,645 and $32,504, respectively.

B. KCES

The laws and regulations of the PRC require KCES to provide certain statutory funds, namely, reserve fund, enterprise expansion fund, and staff and workers’ bonus and welfare fund, which are appropriated from net profit (based on the subsidiaries’ statutory accounts) after offsetting any prior years’ losses but before dividend distribution. These funds which are created for specific purposes and appropriations to these funds are at the discretion of the directors. The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital. The enterprise expansion fund can only be used to increase capital upon approval by the relevant authority. The staff and workers’ bonus and welfare fund can only be used for special bonuses or collective welfare of the subsidiaries’ employees, and assets acquired through this fund shall not be taken as the subsidiaries’ assets.

NOTE 19 – RELATED PARTY TRANSACTIONS

A. Names of related parties and relationship with the Group are as follows:

Names of related parties	Relationship with the Company
Mr. Kuo-An Wang	He is a director, stockholder
and chairman of the Company

Mr. Yu-En Chiu	He is a director, stockholder
and vice chairman of the Company

Global International Education	It was an equity investee prior to August
Investment Ltd. (“Global	2003 and one of its stockholders and
International”)	directors is Mr. Kuo-An Wang

Kid Castle Enterprises Limited (“KCE”)	Its two directors and stockholders are Mr.
Kuo-An Wang and Mr. Yu-En Chiu

Chevady Culture Enterprise Limited	Its chairman is Mr. Kuo-An Wang
(“CCE”)

Private Kid Castle Short Term Language	Its chairman is Mr. Yu-En Chiu
Cram School (“PKC Language”)

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

Names of related parties	Relationship with the Company
Taipei Country Private Kid Castle Short	Its chairman is Mr. Yu-En Chiu
Term Language Cram School (“TCP PKC”)

Taipei Country Private Chevady	Its chairman is Mr. Yu-En Chiu
Preschool (“TCP Chevady”)

Taipei Country Private Chung-hua	Its chairman is Mr. Yu-En Chiu
Preschool (“TCP Chung-hua”)

Taipei Country Private Wonderland	Its chairman is Mr. Yu-En Chiu
Preschool (“TCP Wonderland”)

Taipei City Private Kid Castle	Its chairman is Mr. Yu-En Chiu
Preschool (“ TCP Kid Castle)

21st Century Publishing House	A joint venturer
(“Publishing House”)

Jiangxi 21st Century Kid Castle	An investment accounted for under the
Culture Media Co., Ltd (“Culture	equity method
Media”)

21st Century Kid Castle Language	An investment accounted for under the
and Education Center (“Education	equity method
Center”)

B. Significant transactions and balances with related parties are as follows:

		December 31,	December 31,
		2003	2002
(i)	Sales to:
	- PKC Language	$15,484	$53,343
	- TCP PKC	15,485	—
	- TCP Chevady	18,922	27,000
	- TCP Chung-hua	26,775	34,443
	- TCP Wonderland	18,922	26,999
	- TCP Kid Castle	26,861	30,170
	- Publishing House	157,030	—
	- Education Center	8,637	—

		$288,116	$171,955

(ii)	Rental income from:
	- KCE	$1,742	$34,783
	- CCE	1,742	870

		$3,484	$35,653

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

		December 31,	December 31,
		2003	2002
(iii)	Franchising income
	- TCP Chevady	$3,484	$3,478
	- TCP Wonderland	3,484	3,478

		$6,968	$6,956

(iv)	Interest income from:
	- KCE	$—	$13,227
	- Global International	—	14,806
	- Mr. Kuo-An Wang	—	4,506

		$—	$32,539

(v)	Consultancy fee to:
	- KCE	$—	$117,561

(vi)	The two directors and stockholders, Mr. Kuo-An Wang and Mr. Yu-Eng Chiu, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 – Bank Borrowings.

The management of the Company are of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(vii)	Accounts receivable – related parties:

	December 31,	December 31,
Name of related parties	2003	2002
- KCE	$571,755	$5,484
- PKC Language	3,358	2,777
- TCP PKC	3,358	—
- TCP Chung-hua	2,863	2,054
- TCP Chevady	2,537	985
- TCP Wonderland	2,537	985
- Publishing House	42,646	—
- Education Center	2,099	—

	$631,153	$12,285

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

(viii)	Other receivables – related parties:

	December 31,	December 31,
Name of related parties	2003	2002
Amount due from a related company
KCE (note 1)	$—	$13,188
Amount due from a related company
Publishing House (note 2)	135,513	—
Amount due from an associate	—	247,169
Global International (note 3)
Amount due from an associate
Culture Media (note 4)	178,331	—
Amount due from an associate
Education Center (note 5)	2,319	—

	$316,163	$260,357

Notes:

1.	The amount due from KCE is unsecured, carries interest at 6% per annum as of December 31, 2002 and has no fixed repayment term. KCE repaid the debts by issuing post-dated checks, which were cleared subsequent to December 31, 2003.

2.	The amount due from Publishing House is mainly a result of the loan of RMB$1,000,000 (approximately $121,000) from the Group to Publishing House for the incorporation of Culture Media. According to the agreement, the loan is unsecured and carries no interest. However, it is agreed that Publishing House will have to settle the loan on or before June 27, 2004 or it will transfer 40% of its ownership in Culture Media to the Group.

3.	As of December 31, 2002, the amount due from Global International was unsecured, carries interest at 6% per annum and had no fixed repayment term. The amount was fully settled prior to December 31, 2003.

4.	Culture Media was newly incorporated in December 2003. The Group paid certain pre-operating costs on behalf of Culture Media and that Culture Media will repay the Group in full amount after it starts to generate revenue. The amount due from this related party has no fixed repayment term and bears no interests.

5.	Education Center was officially founded in October 2003. The amount due from the associate was mainly inventory purchases paid by the Group on behalf of Education Center. Education Center will repay the Group in full amount when it starts to generate sufficient revenue. The amount due from this related party has no fixed repayment term and bears no interests.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

(ix)	Amount due from stockholder/directors:

As of December 31, 2002, the balance of $122,795 represented an amount due from Mr. Kuo-An Wang. The amount was loaned to Mr. Wang to finance his individual investment in Global International. The loan was unsecured, carries interest at 6% per annum and has no fixed payment term. Prior to December 31, 2003, Mr. Wang repaid the full amount of the loan to the Company.

(x)	Amount due to officers:

	December 31,	December 31,
	2003	2002
Mr. Kuo-An Wang and Mr. Yu-En Chiu (Note 1)	$572,160	$—

	$572,160	$—

Notes:

1.	As of December 31, 2002, the outstanding balance of amount due to a stockholder, which was unsecured and carried interests at 25.2% per annum, was $606,208 (including the principal of $600,000 and related interests). On November 15, 2003, the Group entered into a liability transfer agreement with the stockholder to transfer its liability to Mr. Kuo-An Wang and Mr. Yu-En Chiu. According to the agreement, it is stated that the Group would transfer its original liability of $600,000 and the interests separately in two lump sums. The first transfer was completed on December 30, 2003 for $70,000, and the remaining balance, including the principal of $530,000 and related interests, which had yet to be transferred, amounted to $572,160 as of December 31, 2003. The Group completed the transfer subsequent to December 31, 2003.

Note 20 — Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade notes receivable and accounts receivable. The Company’s cash are deposited with various financial institutions in the ROC and the PRC and one financial institution in the United States. The Company offers credit terms on the sale of its products to certain customers. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible notes receivable and accounts receivable based upon the expected collectibility of all notes receivable and accounts receivable.

In addition to cash, notes receivable and accounts receivable, the Company’s financial instruments include notes payable and accounts payable, which are carried at cost. This approximates the fair value because of the short-term maturity of these instruments.

Kid Castle Educational Corporation

(Formerly King Ball International Technology Corporation)

Notes To Consolidated Financial Statements

(Expressed in US Dollars)

No individual customer accounted for more than 10% of operating revenues for the years ended December 31, 2003 and 2002. No individual customer accounted for more than 10% of notes receivable (including current and long-term notes receivable) and accounts receivable as of December 31, 2003 and 2002, except that notes receivable from a related party, KCE, accounted for 17.5% of total notes receivable (including current and long-term portions) and accounts receivable as of December 31, 2003.

NOTE 21 – GEOGRAPHICAL SEGMENTS

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

	Taiwan		The PRC		Total
	Year ended	Year ended	Year ended	Year ended	Year ended	Year ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2002	2003	2002	2003	2002
REVENUE
External revenue	$7,507,683	$6,319,754	$1,083,700	$253,220	$8,591,383	$6,572,974
Inter-segment revenue	202,001	151,374	—	—	202,001	151,374

	$7,709,684	$6,471,128	$1,083,700	$253,220	$8,793,384	$6,724,348

DEPRECIATION AND AMORTIZATION	$285,635	$250,295	$47,790	$22,905	$333,425	$273,200

SEGMENT RESULTS
Profit (loss) from operations	$157,153	$225,053	$(1,071,371)	$(1,389,055)	$(914,218)	$(1,164,002)
Interest income	60,108	38,614	—	—	60,108	38,614
Interest expenses	(184,154)	(184,969)	—	(1,418)	(184,154)	(186,387)
Share of profit (loss) of associates	—	—	(49,349)	9,043	(49,349)	9,043
Loss on write-off of an investment	—	—	(133,267)	—	(133,267)	—
Other non-operating income (loss), net	163,948	201,433	(1,208)	—	162,740	201,433

Profit (loss) before income taxes	197,055	280,131	(1,255,195)	(1,381,430)	(1,058,140)	(1,101,299)
Income taxes	(102,158)	(147,188)	(106,625)	165,521	(208,783)	18,333

Net income (loss) after income taxes	$94,897	$132,943	$(1,361,820)	$(1,215,909)	$(1,266,923)	$(1,082,966)

Capital expenditures	$170,981	$78,210	$104,918	$137,472	$275,899	$215,682

	Dec. 31,	Dec. 31,	Dec. 31,	December 31,	Dec. 31,	Dec. 31,
	2003	2002	2003	2002	2003	2002
Total assets	$10,614,292	$8,580,336	$2,053,029	$1,296,912	$12,667,321	$9,877,248

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Corporate		Eliminations		Consolidated
	Year ended	Year ended	Year ended	Year ended	Year ended	Year ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2002	2003	2002	2003	2002
REVENUE
External revenue	$—	$—	$—	$—	$8,591,383	$6,572,974
Inter-segment revenue	—	—	(202,001)	(151,374)	—	—

	$—	$—	$(202,001)	$(151,374)	$8,591,383	$6,572,974

DEPRECIATION AND AMORTIZATION	$—	$—	$—	$—	$333,425	$273,200

SEGMENT RESULTS
Profit (loss) from operations	$(522,488)	$(610,154)	$(7,808)	$(105,246)	$(1,444,514)	$(1,879,402)
Interest income	729	22	—	—	60,837	38,636
Interest expenses	(155,914)	(108,652)	—	—	(340,068)	(295,039)
Share of profit (loss) of associates	—	—	—	—	(49,349)	9,043
Loss on write-off of an investment	—	—	—	—	(133,267)	—
Other non-operating income (loss), net	2,545	—	9,919	—	175,204	201,433

Profit (loss) before income taxes	(675,128)	(718,784)	2,111	(105,246)	(1,731,157)	(1,925,329)
Income taxes	(651)	—	—	—	(209,434)	18,333

Net income (loss) after income taxes	$(675,779)	$(718,784)	$2,111	$(105,246)	$(1,940,591)	$(1,906,996)

Capital expenditures	$—	$—	$—	$—	$275,899	$215,682

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2002	2003	2002	2003	2002
Total assets	$7,487	$870	$(132,592)	$(105,246)	$12,542,216	$9,772,872