Form 10-Q
period 2004-03-31
KID CASTLE EDUCATIONAL CORP
filed 2004-05-14
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-61286

KID CASTLE EDUCATIONAL CORPORATION

(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2549529 (IRS Employer Identification No.)

8th Floor, No. 98 Min Chuan Road, Hsien Tien
Taipei, Taiwan ROC
(Address of principal executive offices)

Registrant’s telephone number, including area code:	011-886-22218 5996

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	N/A

Securities registered under Section 12(g) of the Act:

Title of class
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of April 30, 2004, there were 18,999,703 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

		Page
PART I	FINANCIAL INFORMATION
	Item 1. Unaudited Condensed Consolidated Financial Statements	1
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
	Item 4. Controls and Procedures	30
PART II.	OTHER INFORMATION
	Item 1. Legal Proceedings	32
	Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
	Item 3. Defaults upon Senior Securities	32
	Item 4. Submission of Matters to a Vote of Security Holders	32
	Item 5. Other Information	32
	Item 6 Exhibits and Reports on Form 8-K	32
SIGNATURES		34
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

KID CASTLE EDUCATIONAL CORPORATION

UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

AND
FOR THE THREE MONTHS ENDED
MARCH 31, 2004 AND 2003

KID CASTLE EDUCATIONAL CORPORATION

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pages
Condensed Consolidated Balance Sheet	1–2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Stockholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5 – 6
Notes to Condensed Consolidated Financial Statements	7 – 18

ii

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	December 31,
	2004	2003
	(Unadutied)
ASSETS
Current assets
Cash and bank balances	$1,250,445	$1,273,723
Bank fixed deposits – pledged (Note 12)	347,104	204,889
Notes and accounts receivable, net (Notes 5)	2,084,532	2,334,385
Inventories, net (Note 6)	1,911,992	1,991,951
Other receivables (Notes 7)	486,419	524,974
Prepayments and other current assets (Note 8)	131,787	122,292
Pledged notes receivable (Note 12)	933,939	1,062,406
Deferred income tax assets	623,591	615,286

Total current assets	7,769,809	8,129,906
Deferred income tax assets	129,318	120,335
Prepaid long-term investments	—	60,323
Long-term investments (Note 9)	221,395	114,200
Property and equipment, net	1,996,113	1,993,849
Intangible assets, net of amortization (Note 11)	976,906	989,865
Long-term notes receivable	519,126	505,091
Pledged notes receivable (Note 12)	324,325	444,302
Other assets	220,746	184,345

Total assets	$12,157,738	$12,542,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings – short-term and maturing within one year (Note 12)	$1,690,776	$1,317,690
Notes and accounts payable	1,210,879	1,072,584
Accrued expenses	779,284	805,556
Amounts due to stockholders/officers (Note 10)	—	572,160
Other payables	202,399	266,276
Deposits received	404,716	421,734
Receipts in advance (Note 13)	2,485,200	2,924,636
Income tax payable	41,972	44,067
Obligation under capital leases due within one year	33,378	32,468

Total current liabilities	6,848,604	7,457,171
Bank borrowings maturing after one year (Note 12)	1,526,482	1,166,781
Receipts in advance (Note 13)	1,642,849	1,467,025
Obligation under capital leases	—	5,534
Deposits received	659,961	603,635
Accrued pension liabilities	121,486	134,073

Total liabilities	10,799,382	10,834,219

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued

(Expressed in US Dollars)

	March 31,	December 31,
	2004	2003
	(Unadutied)
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, no par share:
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at March 31, 2004 and December 31, 2003	7,669,308	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(6,385,136)	(6,057,482)
Accumulated other comprehensive loss	(185,157)	(163,170)

Total stockholders’ equity	1,358,356	1,707,997

Total liabilities and stockholders’ equity	$12,157,738	$12,542,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three months ended March 31,
	2004	2003
	(Unaudited)
Operating Revenue
Sales of goods	$2,029,853	$2,102,498
Franchising income	528,132	431,651
Other operating revenue	52,353	55,728

Total net operating revenue	2,610,338	2,589,877

Operating costs
Cost of goods sold	(674,505)	(551,832)
Cost of franchising	(132,101)	(116,249)
Other operating costs	(57,195)	(45,126)

Total operating costs	(863,801)	(713,207)

Gross profit	1,746,537	1,876,670
Advertising costs	(126,642)	(43,975)
Other operating expenses	(2,016,424)	(1,648,347)

(Loss) income from operations	(396,529)	184,348
Interest expenses, net	(21,765)	(74,021)
Share of loss of investments	46,967	(12,710)
Other non-operating income, net	43,673	56,129

(Loss) income before income taxes	(327,654)	153,746
Benefit (provision) for taxes	—	(148,497)

Net (loss) income	$(327,654)	$5,249

(Loss) earnings per share – basic and diluted	$(0.017)	$0.00

Weighted-average shares used to compute (loss) earnings per share – basic and diluted	18,999,703	15,074,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

						Accumulated
	Common Stock		Additional			other
	Number of		paid-in	Legal	Accumulated	comprehensive
	shares	Amount	capital	reserve	deficit	loss	Total
Balance, December 31, 2002	15,074,329	$4,654,880	$194,021	$65,320	$(4,116,891)	$(160,764)	$636,566
Net loss for 2003	—	—	—	—	(1,940,591)	—	(1,940,591)
Cumulative translation adjustment	—	—	—	—	—	(2,406)	(2,406)

Comprehensive loss							(1,942,997)

Issuance of common stock for cash	3,592,040	2,514,428	—	—	—	—	2,514,428
Repayment of a liability by issuance of common stock	333,334	500,000	—	—	—	—	500,000

Balance, December 31, 2003 (Unaudited)	18,999,703	7,669,308	194,021	65,320	(6,057,482)	(163,170)	1,707,997
Net loss for the three months ended March 31, 2004	—	—	—	—	(327,654)	—	(327,654)
Cumulative translation adjustment	—	—	—	—	—	(21,987)	(21,987)

Comprehensive loss							(349,641)

Balance, March 31, 2004	18,999,703	$7,669,308	$194,021	$65,320	$(6,385,136)	$(185,157)	$1,358,356

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Three months ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(327,654)	$5,249
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of property and equipment	52,266	61,037
Amortization of intangible assets	40,509	38,970
Allowance for sales returns	71,890	—
Allowance for doubtful debts	156,221	59,365
Reversal of allowance for loss on inventory obsolescence and slow-moving items	(69,180)	(210,150)
Share of loss (gain) of investments	(46,967)	12,710
(Increase)/decrease in:
Notes and accounts receivable	192,461	(1,195,262)
Inventories	204,320	(151,022)
Other receivables	72,016	212,770
Prepayments and other current assets	(6,073)	(22,556)
Deferred income tax assets	3,314	148,497
Other assets	(31,084)	8,609
Increase/(decrease) in:
Notes and accounts payable	107,712	385,967
Accrued expenses	(46,463)	153,499
Other payables	(76,311)	(47,678)
Receipts in advance	(261,384)	265,847
Income taxes payable	(3,314)	—
Deposits received	29,413	62,574
Accrued pension liabilities	(16,266)	14,585

Net cash provided by (used in) operating activities	45,426	(196,989)

Cash flows from investing activities
Purchase of property and equipment	—	(32,875)
Proceeds from disposal of property and equipment	—	—
Amount due from stockholder/director	—	(1,814)
Prepayment of long-term investments	—	—
Acquisition of long-term investments	—	—
Bank fixed deposits – pledged	(135,818)	(80,957)
Pledged notes receivable	30,129	(86,038)

Net cash used in investing activities	(105,689)	(201,684)

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued

(Expressed in US Dollars)

	Three months ended March 31,
	2004	2003
	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$2,829,827	$643,173
Repayment of bank borrowings	(2,169,859)	(99,980)
Repayment of capital leases	(5,662)	—
Proceeds from loan from officers/stockholders	—	250,289
Repayment of loan from officers/stockholders	(586,529)	—

Net cash provided by financing activities	67,777	793,482

Net increase in cash and cash equivalents	7,514	394,809
Effect of exchange rate changes on cash and cash equivalents	(30,792)	(968)
Cash and cash equivalents at beginning of period	1,273,723	125,806

Cash and cash equivalents at end of period	$1,250,445	$519,647

Supplemental disclosure of cash flow information Interest paid	$32,964	$77,203

Supplemental disclosure of significant non-cash transactions
Increase (decrease) of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:
Deposits received	$(18,896)	$(12,970)

Other payables	$(10,112)	$40,387

Receipts in advance	$(123,465)	$146,571

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Notes to Condensed Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kid Castle Internet Technologies Limited (“KCIT”) was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China (“ROC”) as a limited liability company. KCIT is engaged in the business of children’s education focusing on the English language. The business comprises publication, sales and distribution of related books, magazines, audio and videotapes and compact disc, franchising and sales of merchandises complementary to the business. KCIT commenced operations in April 2000 when it acquired the above business from a related company, Kid Castle Enterprises Limited (“KCE”), which was owned by two directors and stockholders of KCIT.

On March 9, 2001, KCIT formed a wholly-owned subsidiary, Premier Holding Investment Property Limited incorporated in the British Virgin Islands, which held the entire common stock of Higoal Developments Limited (“Higoal”) incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited (“KCES”) in the People’s Republic of China (the “PRC”). The existing operations of Higoal are principally located in Taiwan and are being expanded in the PRC. In June 2002, after KCIT undertook a series of group restructurings, KCIT became the direct owner of the outstanding shares of Higoal. Premier Holding Investment Property Limited was then liquidated in June 2003.

On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the stockholders of KCIT in exchange for 100% of the outstanding common stock of KCIT. As a result of this reorganization, KCIT became a wholly owned subsidiary of Higoal. On October 1, 2002, Kid Castle Educational Corporation, formerly King Ball International Technology Limited Corporation (the “Company”) entered into an exchange agreement with Higoal whereby the Company issued to the stockholders of Higoal 11,880,000 shares of common stock of the Company in exchange for 100% of the issued and fully paid up capital of Higoal.

As a result of the share exchange, the former stockholders of Higoal hold a majority of the Company’s outstanding capital stock. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby Higoal is deemed to have purchased the Company. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The Company, Higoal and its subsidiaries collectively are referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003 have been made. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

Franchise fees are the annual licensing fees for franchisees to use the Group’s brand name and consulting services. Franchising income is recognized on a straight-line basis over the terms of the relevant franchise agreements.

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

INCOME TAXES

The Company and its subsidiaries accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is considered more likely than not that the deferred tax assets will not be realized.

INTANGIBLE ASSETS

Franchises and copyrights are stated at cost and amortized on the straight-line method over their estimated useful lives of 10 years.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) is disclosed in the condensed consolidated statement of stockholders’ equity.

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings

(loss) per share gives effect to common stock equivalents. For the three months ended March 31, 2004 and 2003, the Group did not have any potential common stock shares.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform with current presentation.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of all entities created prior to and subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Group’s financial reporting and disclosures.

On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”(“SFAS No. 149”) SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Group does not expect SFAS No. 149 to have a material impact on the Group’s consolidated financial statements upon adoption.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Group does not expect SFAS No. 150 to have a material impact on the Group’s consolidated financial statements upon adoption.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB

101 related to multiple element revenue arrangements and revises the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” that have been codified in Topic 13. SAB 104 was effective immediately and did not have a material impact on the Group’s financial reporting and disclosures.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ended after December 15, 2003. The Group has adopted this Statement since the year ended December 31, 2003, and the adoption of this Statement has no impact on the Group’s consolidated financial statements.

NOTE 5 – NOTES AND ACCOUNTS RECEIVABLE

	March 31,	December 31,
	2004	2003
	(Unaudited)
Notes and accounts receivable
– Third parties	$2,602,991	$2,140,073
– Related parties	110,877	631,153

Total	2,713,868	2,771,226
Allowance for doubtful accounts and sales returns	(629,336)	(436,841)

Notes and accounts receivable, net	$2,084,532	$2,334,385

NOTE 6 – INVENTORIES

	March 31,	December 31,
	2004	2003
	(Unaudited)
Work in process	$71,597	$53,756
Finished goods and other merchandises	1,840,395	1,938,195

	$1,911,992	$1,991,951

For the three months ended March 31, 2004 and 2003, the Group recognized reversal of provision for loss on inventory obsolescence and slow-moving items of $75,130 and $210,150, respectively. As of March 31, 2004 and December 31, 2003, the balances of provision for loss on inventory obsolescence and slow-moving items were $600,551 and $651,795, respectively.

NOTE 7 – OTHER RECEIVABLES

	March 31,	December 31,
	2004	2003
	(Unaudited)
Other receivables – third parties:
Tax paid on behalf of landlord	$919	$1,442
Advances to staff	55,037	43,242
Penalties receivables	—	14,658
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note (i))	71,009	105,847
Other receivables	33,310	43,622

Sub-total	160,275	208,811
Other receivables – related parties (Note (ii))	326,144	316,163

	$486,419	$524,974

Note:

(i)	Shanghai Wonderland was newly established in October 2003 as a distributor of the Group. The Group has loaned Shanghai Wonderland RMB$450,000 (approximately $54,000) for operations, which is unsecured and carries no interest, and has paid certain pre-operating costs on behalf of Shanghai Wonderland. Shanghai Wonderland will have to settle the loan of RMB$450,000 on or before January 23, 2005 and repay the pre-operating costs in full amount after it starts to generate revenue.

(ii)	The amount due from related parties consists of the loan of RMB$1,000,000 (approximately $121,000) from the Group to 21st Century Publishing House (“Publishing House”) for the incorporation of Jiangxi 21st Kid Castle Culture Media Co., Ltd. (“Culture Media”). According to the agreement, the loan is unsecured and carries no interest. However, it is agreed that Publishing House will have to settle the loan on or before June 27, 2004 or it will transfer 40% of its ownership in Culture Media to the Group. The amount due from related parties also includes the payment of certain pre-operating costs paid by the Group on behalf of Culture Media for $176,211 as of March 31, 2004. Culture Media will repay the Group in full amount after it starts to generate revenue. The amount due from this related party has no fixed repayment term and bears no interests. In addition, the Group also paid on behalf of its related party, 21st Century Kid Castle Language and Education Center (“Education Center”), for inventory purchases. Education Center will repay the Group in full amount when it starts to generate sufficient revenue. The amount due from the this related party amounted to $2,317 as of March 31, 2004 and has no fixed repayment term and bears no interests.

NOTE 8 – PREPAYMENTS AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
Prepayments	$18,848	$51,990
Temporary payments.	3,660	4,989
VAT tax recoverable	—	—

	March 31,	December 31,
	2004	2003
	(Unaudited)
Tax recoverable	30,027	29,208
Prepaid interest	51,903	19,856
Others	27,349	16,249

	$131,787	$122,292

NOTE 9 – LONG-TERM INVESTMENTS

	March 31,	December 31,
	2004	2003
	(Unaudited)
Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”) (Note (i))
Investment cost	$120,555	$120,646
Share of profit	35,728	(11,326)

	$156,283	$109,320

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (ii))
Investment cost	$90,415	$30,161
Share of profit	(25,303)	(25,281)

	$65,112	$4,880

Total	$221,395	$114,200

Note:

(i)	In July 2003, the Group entered into an agreement with Publishing House to incorporate Culture Media. It is agreed in the agreement that KCES, the Group’s wholly owned PRC subsidiary, and Publishing House each has 50% ownership and that each party contributed RMB$1 million for the incorporation. As the Group’s ownership accounts for 50% equity interest in Culture Media and that the Group has significant influence and should therefore account for its interest on the equity method.

For the three months ended March 31, 2004, the Group recorded an investment gain accounted for under the equity method in Culture Media of $47,007 in the current period’s operation results.

(ii)	In October 2003, the Group obtained the government’s approval to co-found Education Center with Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB$1,500,000, and the Company and Publishing House each owns 50% of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the three months ended March 31, 2004, the Group recognized an investment loss accounted for under the equity method in Education Center of $41 in the current period’s operation results.

NOTE 10 – RELATED PARTY TRANSACTIONS

AMOUNT DUE TO OFFICERS

	March 31,	December 31,
	2004	2003
	(Unaudited)
Mr. Kuo-An Wang and Mr. Yu-En Chiu	$—	$572,160

	$—	$572,160

As of December 31, 2002, the outstanding balance of amount due to a stockholder, which was unsecured and carried interest at 25.2% per annum, was $606,208 (including the principal of $600,000 and related interests). On November 15, 2003, the Group entered into a liability transfer agreement with the stockholder, to transfer its liability to Mr. Kuo-An Wang and Mr. Yu-En Chiu. According to the agreement, it is stated that the Group would transfer its original liability of $600,000 and the interests separately in two lump sums. The first transfer was completed on December 30, 2003 for $70,000, and the remaining balance, including the principal of $530,000 and related interests, which had yet to be transferred, amounted to $572,160 as of December 31, 2003. The Group completed the transfer subsequent to December 31, 2003. And as of March 31, 2004, there is no underlying amount due to officers.

NOTE 11 – INTANGIBLE ASSETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
Gross carrying amount
Franchise	$1,025,404	$997,446
Copyrights	602,773	586,338

	1,628,177	1,583,784

Less: Accumulated amortization
Franchise	(410,162)	(374,042)
Copyrights	(241,109)	(219,877)

	(651,271)	(593,919)

Net	$976,906	$989,865

Amortization charged to operations was $40,509 and $38,970 for the three months ended March 31, 2004 and 2003, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2005	$162,036
2006	162,036
2007	162,036
2008	162,036
2009	162,036

$810,180

NOTE 12 – BANK BORROWINGS

		March 31,	December 31,
	Notes	2004	2003
		(Unaudited)
Bank term loans	(i)	$733,769	$986,280
Short-term unsecured bank loans	(ii)	542,495	234,535
Mid-term loan	(iii)	976,558	325,515
Mid-term secured bank loan	(iv)	964,436	938,141

		3,217,258	2,484,471

Less: Balances maturing within one year included in current liabilities
Bank term loans		558,321	757,640
Short-term unsecured bank loans		542,495	234,535
Mid-term loan		589,960	325,515

		1,690,776	1,317,690

Bank borrowings maturing after one year		$1,526,482	$1,166,781

Notes:

(i)	The balance represents bank loans with which are pledged by post-dated checks amounting to $1,258,264 and $1,506,708 received from franchisees and the Group’s bank deposits of $30,649 and $87,621 as of March 31, 2004 and December 31, 2003, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The applicable interest rates ranged from 5.66% to 7.60% per annum as of March 31, 2004. For the three months ended March 31, 2004 and 2003, the interest expenses charged to operations amounted to $12,177 and $19,564, respectively.

(ii)	In August 2003, KCIT obtained an unsecured short-term loan of $234,535, which is guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan that bears interest at the Taiwan basic borrowing rate plus 1.66% per annum, is wholly repayable in August 2004. The applicable interest rate is approximately 4.99% per annum as of March 31, 2004.

In March 2004, KCIT obtained another unsecured short-term loan of $301,386, which is guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan that bears interest at the Taiwan basic borrowing rate plus 1.65% per annum, is wholly repayable in September 2004. The applicable interest rate is approximately 5.16% per annum as of March 31, 2004.

For the three months ended March 31, 2004, the interest expenses charged to operations from the above two unsecured short-term loans amounted to $3,558.

(iii)	In March 2003, KCIT obtained a loan of $576,203 from a financial institution, which bears interest at 13.5% per annum and is repayable by 18 equal monthly installments, to finance the Group’s operations. The last installment is due on September 30, 2004. As of March 31, 2004 and December 31, 2003, the loan was pledged by KCIT’s deposits of $90,416 and $117,268, respectively, and guaranteed by two directors/stockholders of the Group.

In March 2004, KCIT obtained a new bank loan of $753,466, which bears interest at 5.25% per annum and is repayable by 24 equal monthly installments, to finance the Group’s operations. The last installment is due on March 31, 2006. As of March 31, 2004, the loan was pledged by the KCIT’s deposits of $226,040, and guaranteed by two directors/stockholders of the Group.

For the three months ended March 31, 2004 and 2003, the interest expenses charged to operations from the aforementioned loans amounted to $9,721 and $0, respectively.

(iv)	In August 2003, KCIT obtained a loan of $945,626 from a bank to repay its mortgage loan as described in note (ii) as well as to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors and stockholders of the Group. The loan, which bears interest at the lending bank’s basic borrowing rate plus 1.46% per annum, is wholly repayable in August 2004. On December 31, 2003, the bank extended the term of the loan and hence the maturity date is in December 2005. As of March 31, 2004, the applicable interest rate was approximately 4.79% per annum. For the three months ended March 31, 2004, the interest expenses charged to operations amounted to $11,620.

NOTE 13 – RECEIPTS IN ADVANCE

The balance comprises:

		March 31,	December 31,
	Notes	2004	2003
		(Unaudited)
Current liabilities:
Sales deposits received	(i)	$316,342	$356,575
Franchising income received	(ii)	1,372,469	1,703,426
Subscription fees received.	(iii)	766,467	842,509
Others		29,922	22,126

		2,485,200	2,924,636

Long-term liabilities:
Franchising income received	(ii)	1,602,621	1,432,343
Others		40,228	34,682

		1,642,849	1,467,025

		$4,128,049	$4,391,661

Notes:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 14 – RETIREMENT PLANS

The Group has a defined benefit retirement plan (the “Plan”) covering all regular employees of KCIT, its ROC subsidiary in Taiwan. Under the funding policy of the Plan, commencing from September 2003, KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages, to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

The net periodic pension cost is as follows:

	Three months ended March 31,
	2004	2003
	(Unaudited)
Service cost	$15,424	$13,210
Interest cost	1,732	1,116
Expected return on assets	(367)	—
Amortization of unrecognized loss	322	238

Net periodic pension cost	$17,111	$14,564

The Group previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $54,355 to the Plan in 2004. As of March 31, 2004, $15,893 of contributions has been made. The Group presently anticipates contributing an additional $38,462 to fund the Plan in 2004 for a total of $54,355.

NOTE 15 – GEOGRAPHICAL SEGMENTS

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

	Taiwan		The PRC		Total
	Three months	Three months	Three months	Three months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003	2004	2003
Revenue
External revenue	$2,241,656	$2,472,515	$394,238	$233,849	$2,635,894	$2,706,364
Inter-segment revenue	1,362	26,646	—	—	1,362	26,646

	$2,243,018	$2,499,161	$394,238	$233,849	$2,637,256	$2,733,010

Profit (loss) from Operations	$(10,560)	$688,398	$(293,247)	$(375,547)	$(303,807)	$312,851

Capital expenditures	$—	$84,936	$—	$5,642	$—	$90,578

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003	2004	2003
Total assets	$10,358,412	$10,614,292	$1,931,618	$2,053,029	$12,290,030	$12,667,321

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Corporate		Eliminations		Consolidated
	Three months	Three months	Three months	Three months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003	2004	2003
Revenue
External revenue	$—	$—	$—	$—	$2,635,894	$2,706,364
Inter-segment revenue	—	—	(1,362)	(26,646)	—	—

	$—	$—	$(1,362)	$(26,646)	$2,635,894	$2,706,364

Profit (loss) from Operations	$(69,395)	$(3,686)	$31,187	$(68,688)	$(342,015)	$240,477

Capital expenditures	$—	$—	$—	$—	$—	$90,578

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003	2004	2003
Total assets	$3,480	$7,487	$(67,482)	$(132,592)	$12,226,028	$12,542,216

NOTE 16 – COMMITMENT

In October 2003, KCES entered into a purchase obligation agreement with Haicheng (Shanghai) Information Technologies Limited to provide cooperating and franchise schools with equipment sets to facilitate their educational programs. The equipment mainly consists of computer systems. As was disclosed in the previous financial statements for the year ended December 31, 2003, the Group expected to purchase 300 sets of equipment prior to June 30, 2004, which was amounted to $1,012,948. During the three months ended March 31, 2004, the Group purchased 12 sets of equipment and made payment of $13,027. As of March 31, 2004, our purchase obligation amounted to $999,921.

NOTE 17 – SUBSEQUENT EVENTS

On April 1, 2004, KCES signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd.

On April 28, 2004, KCES signed a joint venture agreement with LANBEISI Education & Culture Industrial Co., Ltd in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, LANBEISI Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% interests in Sichuan LANBEISI Kid Castle Education Development Co., Ltd.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption “Factors That May Affect Our Future Results And Financial Condition” contained herein and other factors disclosed in our filings with the Securities and Exchange Commission including, but not limited to our Annual Report on Form 10-KSB for the year ended December 31, 2003. We do not intend to update these forward-looking statements.

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

As of March 31, 2004, the balance of our amortizable intangible assets was $976,906, including franchise-related intangible assets of $615,242 and copyrights of $361,664. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003

Total net operating revenues increased by $20,461, or 0.8%, to $2,610,338 for the three months ended March 31, 2004 from $2,589,877 for the three months ended March 31, 2003, including the decreases in sales of goods of $72,645 and other operating revenues of $3,375, and the increase in franchising income of $96,481. The decrease in sales of goods, from $2,102,498 for the three months ended March 31, 2003 to $2,029,853 for the three months ended March 31, 2004, or 3%, was mainly due to mild turndown in the net sales of goods generated from our Taiwan operations of $299,940 for the three months ended March 31, 2004 from sales on monthly magazines, and sales from preschool channel distributors. In addition, net sales of goods generated from our Shanghai operations increased by $158,364, or 114%, to $297,751 for the three months ended March 31, 2004 from $139,387 for the three months ended March 31, 2003. The increase in franchising income, from $431,651 for the three months ended March 31, 2003 to $528,132 for the three months ended March 31, 2004, was mainly due to the increase in numbers of our franchised schools and the increase in the annual franchising fees. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs and designing the school layout for franchised schools. Other operating revenues decreased by $3,375, or 6%, to $52,353 for the three months ended March 31, 2004 from $55,728 for the three months ended March 31, 2003. The decrease was mainly due to the decrease in organizing field trips of $5,805.

Gross profit decreased by $130,133, or 7%, to $1,746,537 for the three months ended March 31, 2004 from $1,876,670 for the three months ended March 31, 2003. Gross margin decreased to 67% for the three months ended March 31, 2003 from 72% for the same period in prior year. The decrease was mainly due to the reversal of provision for loss on inventory obsolescence and slow-moving items that was written down significantly in 2001. The reversal of such provision amounted to $75,130 and $210,150 for the three months ended March 31, 2004 and 2003, respectively, causing a decrease of gross profit by $135,020.

Total operating expenses increased by $450,744, or 27%, to $2,143,066 for the three months ended March 31, 2004 from $1,692,322 for the three months ended March 31, 2003. Advertising costs increased by $82,667, or 188%, to $126,642 for the three months ended March 31, 2004 from $43,975 for the three months ended March 31, 2003. The increase was mainly because we spent more advertising costs on the promotion of our products and franchised schools. Other operating expenses increased by $368,077, or 22%, to $2,016,424 for the three months ended March 31, 2004 from $1,648,347 for the three months ended March 31, 2003, principally due to increases in commission fees from monthly magazines and in expenses as a result of the expansion in Shanghai, PRC. Commission fees increased by $224,252, or 226%, to $323,347 for the three months ended March 31, 2004 from $99,095 for the three months ended March 31, 2003, was mainly due to the new promotion of our monthly magazines sold to pre-school. In addition, we incurred additional professional fees in relation to SEC filings of approximately $42,898.

Net interest expenses decreased by $52,256, or 71%, to $21,765 for the three months ended March 31, 2004 from $74,201 for the three months ended March 31, 2003, primarily due to a loan from a stockholder in April 2002 (please refer to Note 10 to the condensed consolidated financial statements) that had a monthly interest rate of 2.1% and was fully repaid subsequent to December 31, 2003..

Share of gain (loss) of investments increased by $59,677, or 470%, to $46,967 for the three months ended March 31, 2004 from ($12,710) for the three months ended March 31, 2003, primarily due to our new investment in Culture Media on July 8, 2003 that incurred an investment gain of $47,007 (please refer to Note 9 to our condensed consolidated financial statements).

In addition, On June 5, 2003, pursuant to a special resolution adopted by our board of directors, we resolved to amend the agreement we entered into on May 16, 2001 with Global International Education Investment Ltd. (“Global International”) to change our cooperation relationship. On June 10, 2003, we entered into a letter of intent with Global International to change the payment structure on the strategic alliance from equity ownership to franchising fees and such amendment to the original agreement should be completed by the end of August 2003. Pursuant to the change on the payment structure, we were to give up the 15% ownership in Global International at the effective date of the change of the agreement. On August 25, 2003, the Group entered into a revised agreement with Global International to provide consulting services to Global International. Pursuant to this revised agreement, the Group charges 15% of Global International’s annual net income as consulting fees. The service period covered by the revised agreement began on July 1, 2003. However, as of March 31, 2003, we recognized an investment loss of $12,710 in Global International.

Other non-operating income decreased by $12,456, or 22%, to $43,673 for the three months ended March 31, 2004 from $56,129 for the three months ended March 31, 2003, primarily because we started to negotiate more favorable terms with our vendors since Q3 in 2003, that led to a significant reduction of purchasing costs, and as a result, the cash rebates from vendors decreased by $10,295.

Income tax provision for the three months ended March 31, 2003 was $148,497. This income tax provision mainly represents the use of net operating loss carry-forwards to offset the income generated from operations in Taiwan and an increase in the valuation allowance against deferred tax assets generated from our Shanghai operations so as to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, our principal sources of liquidity included cash and bank balances of $1,250,445, which decreased from $1,273,723 at December 31, 2003. The decrease was mainly due to the expenditures to fund the daily operations.

Net cash provided by (used in) operating activities was $45,426 and ($196,989) during the three months ended March 31, 2004 and 2003, respectively. Net cash provided by operating activities during the three months ended March 31, 2004 was primarily attributed to the decrease of notes and accounts receivable of $192,461 and inventory of $204,320. As compared to net cash used in operating activities during the three months ended March 31, 2003, which was primarily attributed to the increases in all receivables of $982,492, the notes and accounts payable of 385,967, accrued expenses of $153,499 and receipts in advance of $265,487.

Net cash used in investing activities amounted to $105,689 and $201,684 during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, bank fixed deposits pledged increased by $135,818, compared to increase of $80,957 during the three months ended March 31, 2003. Pledged notes receivable decreased by $30,129 compared to an increase of $86,038 for the same period in prior year.

Net cash provided by financing activities during the three months ended March 31, 2004 was $67,777 as compared to $793,482 during the three months ended March 31, 2003. The $725,705 difference was primarily attributed to the repayment of loans from officers/stockholders of $636,529 in the first quarter of 2004.

As of March 31, 2004, the Company has a total line of credit of $2,561,784 from certain banks and the unused credit facility was $321,084.

Off-Balance Sheet Arrangement

The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements.

The following table represents the Group’s contractual obligations:

	Payments Due By Period (Thousand dollars)
	Total	2004	2005	2006	2007	2008	Thereafter
Contractual obligations
Bank borrowing	$3,368	1,691	1,677	—	—	—	—
Pension Benefit	41	—	—	—	—	—	41
Purchase obligations	1,000	1,000	—	—	—	—	—
Operating leases	536	225	140	76	55	40	—

Total	$4,945	2,916	1,817	76	55	40	41

Bank borrowing

One of our financing sources is from bank borrowings. As of March 31, 2004 and December 31, 2003, the balances of bank borrowings, including current and non-current portions, were $3,217,258 and $2,484,471, respectively.

Purchase obligation with equipment

In October 2003, KCES entered into a purchase obligation agreement with Haicheng (Shanghai) Information Technologies Limited to provide cooperating and franchise schools with equipment sets to facilitate their educational programs. The equipment mainly consists of computer systems. As we are expecting to purchase 300 sets of such equipment prior to June 30, 2004 pursuant to the agreement, the total amount of the purchase obligation was $1,012,948 as of December 31, 2003. In the first quarter of 2004, we purchased 12 sets and made payment of $13,027. As of March 31, 2004, our purchase obligation amounted to $999,921.

Equity investments in joint ventures

On July 8, 2003, KCES entered into agreements with 21st Century Publishing House in Jiangxi Province of the PRC to establish two joint ventures, 21st Century Kid Castle Culture Media Co., Ltd and Jiangxi 21st Century Kid Castle Language and Education Center. Pursuant to these agreements, KCES and 21st Century Publishing House each owns 50% interests in 21st Century Kid Castle Culture Media Co., Ltd and Jiangxi 21st Century Kid Castle Language and Education Center.

On April 1, 2004, KCES signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City PRC. Pursuant to this joint venture agreement, KCES and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd.

On April 28, 2004, KCES signed a joint venture agreement with LANBEISI Education & Culture Industrial Co., Ltd in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, KCES, LANBEISI Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% interests in Sichuan LANBEISI Kid Castle Education Development Co., Ltd.

Pension Benefit

We have a defined benefit retirement plan (the “Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, as described in Note 14 to the Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $40,913, respectively. We also make defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by us for the years ended March 31, 2004 and 2003 amounted to $23,319 and $13,655, respectively.

Operating Leases

We have entered into several non-cancelable lease arrangements for administrative office space, warehouse space and sales offices in various periods.

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

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ended after December 15, 2003. The Company has adopted this Statement since the year ended December 31, 2003, and the adoption of this Statement has no impact on the Company’s consolidated financial statements.

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

Our success is dependent upon the personal efforts and abilities of our executive officers, Kuo-An Wang, our Chief Executive Officer, and Yu-En Chui, our Chief Financial Officer. If these key officers cease employment with us before we find qualified replacements, it would have a significant negative impact on our operations. We do not have employment agreements with any of our executive officers.

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

Our transactions with suppliers and customers are effected in New Taiwan dollars, the functional currency of our Taiwanese subsidiary, KCIT, and increasingly in RMB, the functional currency of our PRC subsidiary, KCES, as a result of our expansion in the PRC. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the NT dollar and the RMB will affect our reported financial results from one period to the next. Such impacts could be meaningful and are independent of the underlying performance of our business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to such effects.

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

We have incurred operating losses since inception and hence, as of March 31, 2004, the balance of accumulated deficit was $6,385,136.

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

In addition, our subsidiary, KCES, entered into agreements in July 2003 to establish two joint ventures, Culture Media and Education Center, with a local Chinese party, 21st Century Publishing House, in Jiangxi Province. We established Culture Media and Education Center to engage mainly in the publication and distribution of English language education materials, the operation of kindergarten and language schools, and the running of cooperative schools in China. We intend to use these joint ventures as one of our primary vehicles for our expansion in the PRC market. Although we have received, on January 19, 2004 and October 31, 2003, licenses from the applicable government authorities to conduct the business of Culture Media and Education Center, respectively, in the PRC, the regulations with respect to operation of businesses by foreign-owned entities are still in flux. There is no assurance that the licenses will not be challenged by the PRC authorities.

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

In March 2003, Guangdong Province of the PRC, Hong Kong, Singapore, Taiwan and several other Asian countries encountered in outbreak of SARS, a highly contagious form of atypical pneumonia. Although the SARS epidemic now appears to become under control, some experts fear that the SARS epidemic might resurface as number of isolated SARS cases have been reported recently. In the future, if any of our employees or students is suspected to have contracted SARS, under certain circumstances such employees, students and affected areas of our premises may have to be quarantined. As a result, we may have to temporarily suspend all or part of our operations. Furthermore, a future outbreak of SARS may negatively impact our ability to attract foreign teachers, who may be less inclined to come to Taiwan, and students, whose parents may choose to have them taught at home by an individual.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

INTEREST RATE EXPOSURE

If interest rates were to decrease 1%, the result would be an annual decrease in our interest income related to our cash and cash equivalents of approximately $32,087. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY EXPOSURE

     We have operations in both Taiwan and the PRC. The functional currency of Higoal and its subsidiaries other than KCES is NT Dollars and the financial records are maintained and the financial statements are prepared for these entities in NT$. The functional currency of KCES is RMB and the financial records are maintained and the financial statements are prepared for KCES in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our Chairman and CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and our CFO concluded that, as of March 31, 2004, our disclosure controls and procedures are effective in timely alerting us to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Pursuant to a stock purchase agreement dated August 18, 2003, Globe Wisdom Investments Limited (“GWIL”), a Samoan international business company, subscribed for 175,500 shares of our common stock at an aggregate purchase price of $122,850 in a private offering. As of April 30, 2004, we had not yet issued any shares to GWIL pursuant to the August 18, 2003 stock purchase agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits
10.1	English language summary of joint venture agreement dated as of April 1, 2004 by and between Tianjin Foreign Enterprises & Experts Service Corp. and Kid Castle Educational Software Development Co., Ltd.

10.2	English language summary of joint venture agreement dated as of April 28, 2004 by and among LANBEISI Education & Culture Industrial Co., Ltd, Sichuan Province Education Institutional Service Center and Kid Castle Educational Software Development Co., Ltd.

31.1	Certification of Kuo-An Wang, Chief Executive Officer of the registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Yu-En Chiu, Chief Financial Officer of the registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kuo-An Wang, Chief Executive Officer of the registrant, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits
32.2	Certification of Yu-En Chiu, Chief Financial Officer of the registrant, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2004

By:	/s/ Kuo-An Wang

Name: Kuo-An Wang Title: Chief Executive Officer