Form 10-Q
period 2004-06-30
KID CASTLE EDUCATIONAL CORP
filed 2004-08-16
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

or

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 31, 2004, there were 18,999,703 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

i

KID CASTLE EDUCATIONAL CORPORATION

UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
AND
FOR THE THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 2004 AND 2003

KID CASTLE EDUCATIONAL CORPORATION
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pages
Condensed Consolidated Balance Sheet	2 –3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Stockholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6 – 8
Notes to Condensed Consolidated Financial Statements	9 – 24

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and bank balances	$542,188	$1,273,723
Bank fixed deposits – pledged (Note 12)	317,660	204,889
Notes and accounts receivable, net (Notes 5 and 10)	1,868,207	2,334,385
Inventories, net (Note 6)	2,162,633	1,991,951
Other receivables (Notes 7 and 10)	557,505	524,974
Prepayments and other current assets (Note 8)	114,188	122,292
Pledged notes receivable (Note 12)	955,675	1,062,406
Deferred income tax assets	604,617	615,286

Total current assets	7,122,673	8,129,906
Deferred income tax assets	135,577	120,335
Prepaid long-term investments	—	60,323
Long-term investments (Note 9)	309,313	114,200
Property and equipment, net	1,955,349	1,993,849
Intangible assets, net of amortization (Note 11)	920,390	989,865
Long-term notes receivable	576,815	505,091
Pledged notes receivable (Note 12)	320,328	444,302
Other assets	271,724	184,345

Total assets	$11,612,169	$12,542,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings – short-term and maturing within one year (Note 12)	$1,695,956	$1,317,690
Notes and accounts payable	1,301,253	1,072,584
Accrued expenses	777,300	805,556
Amounts due to officers (Note 10)	—	572,160
Other payables	331,407	266,276
Deposits received	514,915	421,734
Receipts in advance (Note 13)	2,568,872	2,924,636
Income tax payable	41,263	44,067
Obligation under capital leases due within one year	24,611	32,468

Total current liabilities	7,255,577	7,457,171
Bank borrowings maturing after one year (Note 12)	1,328,992	1,166,781
Receipts in advance (Note 13)	1,471,034	1,467,025
Obligation under capital leases	—	5,534
Deposits received	640,715	603,635
Accrued pension liabilities	144,298	134,073

Total liabilities	10,840,616	10,834,219

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued

(Expressed in US Dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, no par share:
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at June 30, 2004 and December 31, 2003	7,669,308	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(6,987,774)	(6,057,482)
Accumulated other comprehensive loss	(169,322)	(163,170)

Total stockholders’ equity	771,553	1,707,997

Total liabilities and stockholders’ equity	$11,612,169	$12,542,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenue
Sales of goods	$1,186,926	$712,735	$3,216,779	$2,987,448
Franchising income	664,608	415,298	1,192,740	846,949
Other operating revenue	151,561	79,791	203,914	135,519
Total net operating revenue	2,003,095	1,207,824	4,613,433	3,969,916
Operating costs
Cost of goods sold	(650,418)	(346,036)	(1,324,923)	(1,070,083)
Cost of franchising	(113,403)	(165,606)	(245,504)	(269,394)
Other operating costs	(78,544)	(47,248)	(135,739)	(104,835)
Total operating costs	(842,365)	(558,890)	(1,706,166)	(1,444,312)
Gross profit	1,160,730	648,934	2,907,267	2,525,604
Advertising costs	(327,850)	(154,772)	(454,492)	(198,747)
Other operating expenses	(1,413,680)	(1,474,346)	(3,430,104)	(3,122,693)
Income (loss) from operations	(580,800)	(980,184)	(977,329)	(795,836)
Interest expenses, net	(43,171)	(80,451)	(64,936)	(154,472)
Share of profit (loss) of an investment	(15,542)	—	31,425	(12,681)
Loss on write-off of an investment	—	(132,116)	—	(132,116)
Other non-operating income (loss), net	38,097	18,108	81,770	74,208
Loss before income taxes	(601,416)	(1,174,643)	(929,070)	(1,020,897)
Provision for taxes	(1,222)	(34,184)	(1,222)	(182,681)
Net loss	$(602,638)	$(1,208,827)	$(930,292)	$(1,203,578)

Loss per share – basic and diluted	$(0.032)	$(0.080)	$(0.049)	$(0.080)

Weighted-average shares used to compute loss per share – basic and diluted	18,999,703	15,074,329	18,999,703	15,074,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
						Accumulated
			Additional			other
	Number of		paid-in	Legal	Accumulated	comprehensive
	shares	Amount	capital	reserve	deficit	loss	Total
Balance, December 31, 2002	15,074,329	$4,654,880	$194,021	$65,320	$(4,116,891)	$(160,764)	$636,566
Net loss for 2003	—	—	—	—	(1,940,591)	—	(1,940,591)
Cumulative translation adjustment	—	—	—	—	—	(2,406)	(2,406)

Comprehensive loss							(1,942,997)

Issuance of common stock for cash	3,592,040	2,514,428	—	—	—	—	2,514,428
Repayment of a liability by issuance of common stock	333,334	500,000	—	—	—	—	500,000

Balance, December 31, 2003	18,999,703	7,669,308	194,021	65,320	(6,057,482)	(163,170)	1,707,997
Net loss for the six months ended June 30, 2004 (Unaudited)	—	—	—	—	(930,292)	—	(930,292)
Cumulative translation adjustment (Unaudited)	—	—	—	—	—	(6,152)	(6,152)

Comprehensive loss (Unaudited)							(936,444)

Balance, June 30, 2004 (Unaudited)	18,999,703	$7,669,308	$194,021	$65,320	$(6,987,774)	$(169,322)	$771,553

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Six months ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(930,292)	$(1,203,578)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	107,729	81,549
Amortization of intangible assets	80,824	77,753
(Reversal of) provision for allowance for sales returns	(13,126)	44,617
Allowance for doubtful debts	130,866	28,785
Provision for (reversal of) loss on inventory obsolescence and slow-moving items	34,970	(168,989)
Share of (profit) loss of investments	(31,425)	12,681
Loss on write-off of an investment	—	132,116
(Increase)/decrease in:
Notes and accounts receivable	402,524	(606,246)
Inventories	(185,880)	(339,939)
Other receivables	(202,283)	(32,527)
Prepayments and other current assets	9,484	(123,391)
Deferred income tax assets	3,306	182,030
Other assets	(86,257)	(39,644)
Increase/(decrease) in:
Notes and accounts payable	219,374	(235,045)
Accrued expenses	(36,063)	30,899
Other payables	205,497	454,737
Receipts in advance	(202,230)	31,030
Income taxes payable	(3,306)	—
Deposits received	99,576	167,098
Accrued pension liabilities	8,882	29,102

Net cash used in operating activities	(387,830)	(1,476,962)

Cash flows from investing activities
Purchase of property and equipment	(47,371)	(87,809)
Amount due from stockholder/director	—	122,300
Acquisition of long-term investments	(103,346)	—
Bank fixed deposits – pledged	(111,678)	(65,381)
Pledged notes receivable	11,407	37,873

Net cash (used in) provided by investing activities	(250,988)	6,983

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued

(Expressed in US Dollars)

	Six months ended June 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$2,865,929	$618,415
Repayment of bank borrowings	(2,346,878)	(201,489)
Repayment of capital leases	(13,933)	(6,585)
Proceeds from loan from officers/stockholders	—	31,427
Repayment of loan from officers/stockholders	(585,006)	—
Stock subscriptions received in advance	—	2,181,578

Net cash provided by financing activities	(79,888)	2,623,346

Net (decrease) increase in cash and cash equivalents	(718,706)	1,153,367
Effect of exchange rate changes on cash and cash equivalents	(12,829)	3,033
Cash and cash equivalents at beginning of period	1,273,723	125,806

Cash and cash equivalents at end of period	$542,188	$1,282,206

Supplemental disclosure of cash flow information Interest paid	$32,885	$247,149

Income taxes paid	$1,222	$1,729

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$—	$57,571

Increase (decrease) of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:
Other receivables – related parties	$—	$(259,308)

Accrued expenses	$—	$5,181

Deposits received	$20,924	$—

Other payables	$32,900	$—

Receipts in advance	$(200,303)	$533,472

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued

(Expressed in US Dollars)

	Six months ended June 30,
	2004	2003
	(Unaudited)
Write-off of an associate investment against deferred income
Balance of an associate investment	$—	$298,113
Balance of deferred income	—	(165,997)

Loss on write-off of an associate investment	$—	$132,116

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2004 and for the six months and three months ended June 30, 2004 and 2003 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The Group has incurred operating losses since inception and hence, as of June 30, 2004, the balance of accumulated deficit was $6,987,774. The Group plans to fund its working capital needs by obtaining new credit lines from financial institutions and raising capital through the sale of equity securities. If the Group is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Group. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Group to reduce headcount, sales and marketing, other expansion activities, which may affect the future growth of the Group’s operations.

NOTE 3 — SUMMARY OF IMPORTANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Sales of books, magazines, audio and video tapes, compact disc and other merchandises are recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Provision is made for expected future sales returns and allowances when revenue is recognized.

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

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the six months ended June 30, 2004 and 2003, the Group did not have any potential common stock shares.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform with current presentation.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of all entities created prior to and subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Group’s financial reporting and disclosures.

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

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue

Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and revises the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” that have been codified in Topic 13. SAB 104 was effective immediately and did not have a material impact on the Group’s financial reporting and disclosures.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ended after December 15, 2003. The Group has adopted this Statement since the year ended December 31, 2003.

NOTE 5 – NOTES AND ACCOUNTS RECEIVABLE

	June 30,	December 31,
	2004	2003
	(Unaudited)
Notes and accounts receivable
– Third parties	$2,080,179	$2,140,073
– Related parties	84,504	631,153

Total	2,164,683	2,771,226
Allowance for doubtful accounts and sales returns	(296,476)	(436,841)

Notes and accounts receivable, net	$1,868,207	$2,334,385

NOTE 6 – INVENTORIES

	June 30,	December 31,
	2004	2003
	(Unaudited)
Work in process	$60,173	$53,756
Finished goods and other merchandises	2,795,835	2,589,990

	2,856,008	2,643,746
Less: Allowance for obsolete inventories and lower of cost or market	(693,375)	(651,795)

	$2,162,633	$1,991,951

NOTE 7 – OTHER RECEIVABLES

	June 30,	December 31,
	2004	2003
	(Unaudited)
Other receivables – third parties:
Tax paid on behalf of landlord	$1,340	$1,442
Advances to staff	80,658	43,242
Penalties receivables	—	14,658
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note (i))	70,824	105,847
Other receivables	87,887	43,622

Sub-total	240,709	208,811
Other receivables – related parties (Note (ii))	316,796	316,163

	$557,505	$524,974

Note:

(i)	Shanghai Wonderland was established in October 2003 as a distributor of the Group. The Group has loaned Shanghai Wonderland RMB$450,000 (approximately $54,000) for operations, which is unsecured and bears no interest and has paid certain pre-operating costs on behalf of Shanghai Wonderland. Shanghai Wonderland will have to repay the loan of RMB$450,000 on or before January 23, 2005.

(ii)	The amount due from related parties consists of the loan of RMB$1,000,000 (approximately $120,000) from the Group to 21st Century Publishing House (“Publishing House”) for the incorporation of Jiangxi 21st Century Kid Castle Culture Media Co., Ltd. (“Culture Media”). According to the agreement, the loan is unsecured and bears no interest. Pursuant to the terms of the loan, if Publishing House did not repay the loan on or before June 27, 2004, it would transfer 40% of its ownership in Culture Media to the Group. On July 2, 2004, as the loan was not repaid by Publishing House, the board decided to take over the 40% ownership, and the Group’s ownership in Culture Media increased to 90%. As of June 30, 2004, in addition to the loan of RMB$1,000,000 to Publishing House, the amount due from related parties also includes the payment of certain pre-operating costs paid by the Group on behalf of Culture Media for $176,296. The amount due from this related party has no fixed repayment term and bears no interests. In addition, the Group also paid on behalf of its related party, 21st Century Kid Castle Language and Education Center (“Education Center”), for inventory purchases. The amount due from this related party amounted to $2,463 as of June 30, 2004 and has no fixed repayment term and bears no interests.

NOTE 8 – PREPAYMENTS AND OTHER CURRENT ASSETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
Prepayments	$59,000	$51,990
Temporary payments	213	4,989
VAT tax recoverable	4,926	—
Tax recoverable	33,573	29,208

	June 30,	December 31,
	2004	2003
	(Unaudited)
Prepaid interest	3,221	19,856
Others	13,255	16,249

	$114,188	$122,292

NOTE 9 – LONG-TERM INVESTMENTS

	June 30,	December 31,
	2004	2003
	(Unaudited)
Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”) (Note (i))
Investment cost	$120,446	$120,646
Share of profit (loss)	21,707	(11,326)

	$142,153	$109,320

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (ii))
Investment cost	$90,334	$30,161

Share of loss	(26,757)	(25,281)

	$63,577	$4,880

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (Note (iii))
Investment cost	$60,223	—

Lanbeisi Education &Culture Industrial Co., Ltd (“Lanbeisi”) (Note (iv))
Investment cost	$43,360	—

Total	$309,313	$114,200

Note:

(i)	In July 2003, the Group entered into an agreement with 21st Century Publishing House to incorporate Culture Media. It is agreed in the agreement that KCES, the Group’s wholly owned PRC subsidiary, and 21st Century Publishing House each has 50% ownership and that each party contributed RMB$1 million for the incorporation. As the Group’s ownership accounts for 50% equity interest in Culture Media and that the Group has significant influence and should therefore account for its interest on the equity method.

For the six months ended June 30, 2004, the Group recorded an investment gain accounted for under the equity method in Culture Media of $32,939 in the current period’s operation results.

On July 2, 2004, the Group has decided to take over the other 40% of the ownership from Publishing House, and therefore starting from July 2, 2004, the Group’s ownership in Culture Media increased to 90%.

(ii)	In October 2003, the Group obtained the government’s approval to co-found Education Center with 21st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB$1,500,000, and KCEC and 21st Century Publishing House each owns 50% of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the six months ended June 30, 2004, the Group recognized an investment loss accounted for under the equity method in Education Center of $1,514 in the current period’s operation results.

(iii)	On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method. The operations had not commenced as of June 30, 2004.

(iv)	On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. It has been determined that the Group has significant influence and should therefore account for its investee using the equity method. However, through June 30, 2004, the joint venture was non-operational.

NOTE 10 – RELATED PARTY TRANSACTIONS

A.	Names of related parties and relationship with the Group are as follows:

Names of related parties	Relationship with the Company
Mr. Kuo-An Wang	He is a director, stockholder and chairman of the Company

Mr. Yu-En Chiu	He is a director, stockholder and vice chairman of the Company

Global International Education Investment Ltd. (“Global International”)	It was an equity investee prior to August 2003 and one of its stockholders and directors is Mr. Kuo-An Wang

Kid Castle Enterprises Limited (“KCE”)	Its two directors and stockholders are Mr. Kuo-An Wang and Mr. Yu-En Chiu

Chevady Culture Enterprise Limited (“CCE”)	Its chairman is Mr. Kuo-An Wang

Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman is Mr. Yu-En Chiu

Names of related parties	Relationship with the Company
Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman is Mr. Yu-En Chiu

Taipei City Private Kid Castle Preschool (“ TCP Kid Castle)	Its chairman is Mr. Yu-En Chiu

21st Century Publishing House (“Publishing House”)	A joint venture

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method.

21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.

Tianjin Foreign Enterprises & Experts Service Corp.	An investment accounted for under the equity method

Lanbeisi Education &Culture Industrial Co., Ltd (“Lanbeisi”)	An investment accounted for under the equity method

B. Significant transactions and balances with related parties are as follows:

		Six months ended June 30,
		2004	2003
		(Unaudited)
(i)	Sales to:
	- PKC Language	$6,944	$6,442
	- TCP PKC	6,944	6,442
	- TCP Chevady	6,631	8,088
	- TCP Chung-hua	11,669	13,304
	- TCP Wonderland	6,631	8,203
	- TCP Kid Castle	6,554	11,386

		$45,373	$53,865

(ii)	Rental income from:
	- KCE	$—	$864
	- CCE	898	864

		$898	$1,728

(iii)	Franchising income from:
	- PKC Language	$425	$1,119
	- TCP PKC	465	—
	- TCP Kid Castle	4,887	4,222
	- TCP Chung-Hua	1,468	768
	- TCP Chevady	2,444	2,111
	- TCP Wonderland	2,444	2,111

		$12,133	$10,331

(iv)	The two directors and stockholders, Mr. Kuo-An Wang and Mr. Yu-Eng Chiu, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 – Bank Borrowings.

Our management is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(v)	Accounts and notes receivable – related parties:

	June 30,	December 31,
Name of related parties	2004	2003
	(Unaudited)
- KCE	$3,556	$571,755
- PKC Language	8,439	3,358
- TCP PKC	8,200	3,358
- TCP Chung-hua	16,571	2,863
- TCP Chevady	12,181	2,537
- TCP Wonderland	12,181	2,537
- TCP Kid Castle	10,896	—
- Publishing House	12,480	—
- Culture Media	—	42,646
- Education Center	—	2,099

	$84,504	$631,153

(vi)	Other receivables – related parties:

	June 30,	December 31,
Name of related parties	2004	2003
	(Unaudited)
Amount due from Publishing House (Note 1)	$128,840	$135,513
Amount due from Culture Media (Note 2)	176,460	178,331
Amount due from Education Center (Note 3)	2,463	2,319
Amount due from Lanbeisi (Note 4)	9,033	—

	$316,796	$316,163

Note:

1.	The amount due from Publishing House is mainly a result of the loan of RMB$1,000,000 (approximately $120,000 from the Group to Publishing House for the incorporation of Culture Media). According to the agreement, the loan is unsecured and bears no interest. Pursuant to the terms of the loan, Publishing House must repay the loan on or before June 27, 2004 or give up 40% of its ownership in Culture Media to the Group. On July 2, 2004, the Group decided to take over the 40% ownership from

Publishing House, and therefore, the Group’s ownership in Culture Media increased to 90%.

2.	Culture Media was incorporated in December 2003. The Group paid certain pre-operating costs on behalf of Culture Media. The amount due from this related party has no fixed repayment term and bears no interests.

3.	Education Center was founded in October 2003. The amount due from the associate is mainly inventory purchases paid by the Group on behalf of Education Center. The amount due from this related party has no fixed repayment term and bears no interests.

4.	Lanbeisi was incorporated in April 2004. The Group paid pre-operating costs of RMB$75,000 (approximately $9,000) on behalf of Lanbeisi. The amount due from this related party has no fixed repayment term and bears no interests.

(vii)	Amount due to officers:

	June 30,	December 31,
	2004	2003
	(Unaudited)
Mr. Kuo-An Wang and Mr. Yu-En Chiu (Note 1)	$—	$572,160

	$—	$572,160

Note:

1.	As of December 31, 2002, the outstanding balance of amount due to Mr. Hsi-Ming Pai, a stockholder, which was unsecured and bears interests at 25.2% per annum, was $606,208 (including the principal of $600,000 and related interests). On November 15, 2003, the Group entered into a liability transfer agreement with the stockholder to transfer its liability to Mr. Kuo-An Wang and Mr. Yu-En Chiu. According to the agreement, it is stated that the Group would transfer its original liability of $600,000 and the interest thereon separately in two lump sum payments. The first transfer was completed on December 30, 2003 for $70,000, and the remaining balance, including the principal of $530,000 and related interests, which had yet to be transferred, amounted to $572,160 as of December 31, 2003. The Group completed the transfer subsequent to December 31, 2003.

NOTE 11 – INTANGIBLE ASSETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
Gross carrying amount
Franchise	$1,008,086	$997,446
Copyrights	592,592	586,338

	June 30,	December 31,
	2004	2003
	(Unaudited)
	1,600,678	1,583,784

Less: Accumulated amortization
Franchise	(428,436)	(374,042)
Copyrights	(251,852)	(219,877)

	(680,288)	(593,919)

Net	$920,390	$989,865

Amortization charged to operations was $80,824 and $77,753 for the six months ended June 30, 2004 and 2003, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2005	$161,648
2006	161,648
2007	161,648
2008	161,648
2009	161,648

$808,240

NOTE 12 – BANK BORROWINGS

		June 30,	December 31,
	Notes	2004	2003
		(Unaudited)
Bank term loans	(i )	$633,323	$986,280
Short-term unsecured bank loans	(ii)	681,481	234,535
Mid-term loan	(iii)	761,996	325,515
Mid-term secured bank loan	(iv)	948,148	938,141

		3,024,948	2,484,471

Less: Balances maturing within one year included in current liabilities
Bank term loans		484,054	757,640
Short-term unsecured bank loans		681,481	234,535
Mid-term loan		475,085	325,515
Mid-term secured bank loan		55,336	—

		1,695,956	1,317,690

Bank borrowings maturing after one year		$1,328,992	$1,166,781

Note:

(i)	The balance represents bank loans with which are pledged by post-dated checks amounting to $1,276,003 and $1,506,708 received from franchisees and the Group’s bank deposits of $36,179 and $87,621 as of June 30, 2004 and December 31, 2003, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The applicable interest rates ranged from 5.61% to 7.60% per annum as of June 30, 2004. For the six months ended June 30, 2004 and 2003, the interest expenses charged to operations amounted to $22,158 and $38,512, respectively.

(ii)	In August 2003, KCIT obtained an unsecured short-term loan with principal amount of $237,037, which is guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan that bears interest at the Taiwan basic borrowing rate plus 1.20% per annum is wholly repayable in August 2004. The applicable interest rate is approximately 4.50% per annum as of June 30, 2004.

In March 2004, KCIT obtained an unsecured short-term loan with principal amount of $296,296, which is guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan that bears interest at the Taiwan basic borrowing rate plus 1.65% per annum is wholly repayable in September 2004. The applicable interest rate is approximately 5.16% per annum as of June 30, 2004.

In April 2004, KCIT obtained another unsecured short-term loan with principal amount of $148,148, which is also guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan that bears interest at the Taiwan basic borrowing rate plus 1.24% per annum is wholly repayable in April 2005. The applicable interest rate is approximately 4.75% per annum as of June 30, 2004.

For the six months ended June 30, 2004, the interest expenses charged to operations from the above three unsecured short-term loans amounted to $12,007.

(iii)	In March 2003, KCIT obtained a loan of $592,593 from a financial institution, which bears interest at 13.5% per annum and is repayable by 18 equal monthly installments, to finance the Group’s operations. The last installment is due on September 30, 2004. As of June 30, 2004 and December 31, 2003, the loan was pledged by KCIT’s deposits of $59,259 and $117,268, respectively, and guaranteed by two directors and stockholders of the Group. As of June 30, 2004, the Group repaid $485,357 of the loan.

In March 2004, KCIT obtained a new bank loan of $740,741, which bears interest at 5.25% per annum and is repayable in 24 equal monthly installments, to finance the Group’s operations. The last installment is due on March 31, 2006. As of June 30, 2004, the loan was pledged by the KCIT’s deposits of $222,222, and guaranteed by two directors and stockholders of the Group. As of June 30, 2004, the Group repaid $88,404.

For the six months ended June 30, 2004 and 2003, the interest expenses charged to operations from the aforementioned loans amounted to $25,042 and $0, respectively.

(iv)	In August 2003, KCIT obtained a loan with principal amount of $948,148 from a bank to repay its mortgage loan that was originally granted by a bank on October 5, 2001, as well as to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors and stockholders of the Group. The loan, which carries interest at the lending bank’s basic borrowing rate plus 1.45% per annum. On July 19, 2004, the bank extended the term of the loan and the Group will have to repay the loan by 168 equal monthly installments starting July 30, 2004. As of June 30, 2004, the applicable interest rate was approximately 3.00% per annum. For the six months ended June 30, 2004, the interest expenses charged to operations amounted to $22,747.

NOTE 13 – RECEIPTS IN ADVANCE

The balance comprises:

		June 30,	December 31,
	Notes	2004	2003
		(Unaudited)
Current liabilities:
Sales deposits received	(i )	$367,780	$356,575
Franchising income received	(ii)	1,574,199	1,703,426
Subscription fees received	(iii)	599,957	842,509
Others		26,936	22,126

		2,568,872	2,924,636

Long-term liabilities:
Franchising income received	(ii)	1,438,850	1,432,343
Others		32,184	34,682

		1,471,034	1,467,025

		$4,039,906	$4,391,661

Note:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

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

The net periodic pension cost is as follows:

	Six months ended June 30,
	2004	2003
	(Unaudited)
Service cost	$30,775	$26,396
Interest cost	3,456	2,231
Expected return on assets	(733)	—
Amortization of unrecognized loss	643	475

Net periodic pension cost	$34,141	$29,102

The Group previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $54,355 to the Plan in 2004. As of June 30, 2004, $25,260 of contributions had been made. The Group presently anticipates contributing an additional $34,047 to fund the Plan in 2004 for a total of $54,355.

NOTE 15 – GEOGRAPHICAL SEGMENTS

The Group is principally engaged in the business of child educational teaching materials and related services focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographical segment is as follows:

	Taiwan		The PRC		Total
	Six months ended	Six months ended	Six months ended	Six months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004	2003
Revenue
External revenue	$3,817,279	$3,583,706	$796,154	$386,210	$4,613,433	$3,969,916
Inter-segment revenue	1,949	26,893	—	—	1,949	26,893

	$3,819,228	$3,610,599	$796,154	$386,210	$4,615,382	$3,996,809

Profit (loss) from Operations	$(324,680)	$64,675	$(552,785)	$(398,834)	$(877,465)	$(334,159)

Capital expenditures	$32,957	$133,164	$14,414	$12,216	$47,371	$145,380

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Corporate		Eliminations		Consolidated
	Six months ended	Six months ended	Six months ended	Six months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004	2003
Revenue
External revenue	$—	$—	$—	$—	$4,613,433	$3,969,916
Inter-segment revenue	—	—	(1,949)	(26,893)	—	—

	$—	$—	$(1,949)	$(26,893)	$4,613,433	$3,969,916

Profit (loss) from Operations	$(145,311)	$(386,194)	$45,447	$(75,483)	$(977,329)	$(795,836)

Capital expenditures	$—	$—	$—	$—	$47,371	$145,380

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2004	2003	2004	2003	2004	2003
Total assets	$10,618,773	$10,614,292	$1,182,101	$2,053,029	$11,800,874	$12,667,321

[Additional columns below]

[Continued from above table, first column(s) repeated]

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2004	2003	2004	2003	2004	2003
Total assets	$639,081	$7,487	$(827,786)	$(132,592)	$11,612,169	$12,542,216

NOTE 16 – COMMITMENT

(i) On May 28, 2004, the Group signed a joint venture agreement with Zhangjhou Yu Hua Educational Investment Co., Ltd. in Henan Province, PRC to establish a company, Henan Kid Castle Education Development Co., Ltd. with registered capital of RMB$300,000. Pursuant to this joint venture agreement, the Group and Zhangjhou Yu Hua Educational Investment Co., Ltd. each owns 65% and 35% interests in Henan Kid Castle Education Development Co., Ltd. No capital contribution has yet been made for the joint venture as of June 30, 2004.

(ii) On June 29, 2004, the Group signed a joint venture agreement with Li Kai and Zhang Wuen Shou in PRC to establish a company, Shanxi Kid Castle Education Development Co., Ltd. with registered capital of RMB$500,000. Pursuant to this joint venture agreement, the Group, Li Kai and Zhang Wuen Shou own, respectively, 51%, 30% and 19% interests in Shanxi Kid Castle Education Development Co., Ltd. No capital contribution has yet been made for the joint venture as of June 30, 2004.

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

Fixed assets and depreciation. Our fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. Buildings are depreciated over a 50-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from two-and-a-half years to ten years.

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

As of June 30, 2004, the balance of our amortizable intangible assets was $920,390, including franchise-related intangible assets of $579,650 and copyrights of $340,740. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

Currency Risk

Our transactions with suppliers and customers are primarily effected in New Taiwan dollars, which is the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited. As a result of our expansion in the PRC, our transactions denominated in Renminbi, which is the functional currency of our PRC subsidiary, Kid Castle Educational Software Development Company Limited, are increasing. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar and the Renminbi will affect our reported financial results. Such impacts could be meaningful and are independent of the underlying performance of the business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to currency exchange rate fluctuations.

RESULTS OF OPERATIONS

The six months ended June 30, 2004 and 2003

Total net operating revenues increased by $643,517, or 16%, to $4,613,433 for the six months ended June 30, 2004 from $3,969,916 for the six months ended June 30, 2003, including the increase in sales of goods of $229,331 and the franchising income of $345,791 and other operating revenues of $68,395. The increase in sales of goods, from $2,987,448 for the six months ended June 30, 2003 to $3,216,779 for the six months ended June 30, 2004, or 8%, was mainly due to the increase in net sales of goods generated from our Shanghai operations of $265,027, or 117%, to $490,764 for the six months ended June 30, 2004 from $225,737 for the six months ended June 30, 2003. The increase in franchising income, from $846,949 for the six months ended June 30, 2003 to $1,192,740 for the six months ended June 30, 2004, or 41%, was mainly due to the increase in numbers of our franchised schools and the increase in the annual franchising fees. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and designing the school layout for franchised schools. Other operating revenues increased by $68,395, or 50%, to $203,914 for the six months ended June 30, 2004 from $135,519 for the six months ended June 30, 2003. The increase was mainly due to the fees paid by our franchised schools for our services in connection with the construction and decoration of those franchised schools and the income resulting from the sales of education related equipments to our franchised schools.

Gross profit increased by $381,663, or 15%, to $2,907,267 for the six months ended June 30, 2004 from $2,525,604 for the six months ended June 30, 2003. The increase in gross profit was attributable to the fact that the rate of increase in franchising costs from June 30, 2003 to June 30, 2004 was lower than the rate of increase in franchising income for the same period. In addition, our advertising campaign during this period particularly helped to boost franchising income in both Taiwan and Shanghai, PRC.

Total operating expenses increased by $563,156, or 17%, to $3,884,596 for the six months ended June 30, 2004 from $3,321,440 for the six months ended June 30, 2003. Advertising costs increased by $255,745, or 129%, to $454,492 for the six months ended June 30, 2004 from $198,747 for the six months ended June 30, 2003. The increase was mainly due to the additional expenses incurred with respect to the filming of commercials for our new promotional campaign for our products and franchised schools. Other operating expenses increased by $307,411, or 10%, to $3,430,104 for the six months ended June 30, 2004 from $3,122,693 for the six months ended June 30, 2003, principally due to increases in commission fees from monthly magazines and in expenses as a result of the expansion in Shanghai, PRC. Commission fees increased by $206,484, or 182%, to $320,175 for the six months ended June 30, 2004 from $113,691 for the six months ended June 30, 2003, which was mainly due to the increase in volume of commission fees incurred from the new promotional campaign of our monthly magazines sold to pre-schools. In addition, our personnel expenses and other relevant expenses increased as a result of the continued expansion of our business and workforce in Shanghai.

Net interest expenses decreased by $89,536, or 58%, to $64,936 for the six months ended June 30, 2004 from $154,472 for the six months ended June 30, 2003, primarily due to a loan from a stockholder in April 2002 (please refer to Note 10 to the condensed consolidated financial statements for more information) that had a monthly interest rate of 2.1%. The loan was fully repaid subsequent to December 31, 2003.

Share of profit (loss) of investments increased by $44,106, or 348%, to $31,425 for the six months ended June 30, 2004 from ($12,681) for the six months ended June 30, 2003, primarily due to our new investment in Culture Media on July 8, 2003 that incurred an investment gain of $32,939 (please refer to Note 9 to our condensed consolidated financial statements for more information) for the six months ended June 30, 2004.

Loss on write-off of an investment in the six months ended June 30, 2003, was due to a special resolution adopted by our board of directors on June 5, 2003. We resolved to amend the agreement we entered into on May 16, 2001 with Global International to change our cooperation relationship from equity ownership to strategic alliance. As a result, during the six months ended June 30, 2003, we recognized a loss of $132,116 in the operating results.

Other non-operating income increase by $7,562, or 10%, to $81,770 for the six months ended June 30, 2004 from $74,208 for the six months ended June 30, 2003, primarily because of the fluctuation in exchange rate.

The income tax expenses of $1,222 for the six months ended June 30, 2004 represents the additional income tax paid for 2002. Income tax provision for the six months ended June 30, 2003 was $182,681. This income tax provision mainly represents an increase in the valuation allowance against deferred tax assets generated from our Shanghai operations so as to reduce the deferred tax assets to the extent that the tax benefit is more than likely to be realized.

The three months ended June 30, 2004 and 2003

Total net operating revenues increased by $795,271, or 66%, to $2,003,095 for the three months ended June 30, 2004 from $1,207,824 for the three months ended June 30, 2003, including the increase in sales of goods of $474,191, franchising income of $249,310 and other operating revenues of $71,770. The increase in sales of goods, from $712,735 for the three months ended June 30, 2003 to $1,186,926 for the three months ended June 30, 2004, or 67%, was mainly due to the net sales of goods generated from our Shanghai operations increased by $101,346, or 96%, to $193,013 or the three months ended June 30, 2004 from $91,667 for the three months ended June 30, 2003. In addition, because we sold the educational materials for the first semester of 2004 to our franchise schools in Taiwan in June, which was earlier than 2003, the sales revenue in the first six months of 2004 increased by approximately $206,335, compared with the same period in 2003. The increase in franchising income, from $415,298 for the three months ended June 30, 2003 to $664,608 for the three months ended June 30, 2004, was mainly due to the increase in numbers of our franchised schools and the increase in the annual franchising fees. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and designing the school layout for franchised schools. Other operating revenues increased to $151,561 for the three months ended June 30, 2004 from $79,791 for the three months ended June 30, 2003, mainly due to the fees paid by our franchised schools for our services in connection with the construction and decoration of those franchised schools and the income resulting from the sales of education related equipments to our franchised schools.

Gross profit increase by $511,796, or 79%, to $1,160,730 for the three months ended June 30, 2004 from $648,934 for the three months ended June 30, 2003. The increase was mainly attributable to an increase in the annual franchising fees as well as an improved utilization of our consulting and management resources provided to our franchised schools.

Total operating expenses increased by $112,412, or 7%, to $1,741,530 for the three months ended June 30, 2004 from $1,629,118 for the three months ended June 30, 2003. Advertising costs increased by $173,078, or 112%, to $327,850 for the three months ended June 30, 2004 from $154,772 for the three months ended June 30, 2003. The increase was mainly because we spent additional cost in filming our new commercials on the promotion of our products and franchised schools. Other operating expenses decreased by $60,666, or 4%, to $1,413,680 for the three months ended June 30, 2004 from $1,474,346 for the three months ended June 30, 2003, primarily because we saved some personnel expenses by closing down our direct-marketing department in April, 2004.

Net interest expenses decreased by $37,280, or 46%, to $43,171 for the three months ended June 30, 2004 from $80,451 for the three months ended June 30, 2003, primarily due to a loan from a stockholder in April 2002 (please refer to Note 10 to the condensed consolidated financial statements) that had a monthly interest rate of 2.1%. The loan was fully repaid in January, 2004.

Share of loss of investments was $15,542 for the three months ended June 30, 2004, primarily due to our new investments in Culture Media on July 8, 2003, and Education Center in October 2003, which incurred investment losses of $14,068 and $1,474 (please refer to Note 9 to our condensed consolidated financial statements for more information) for the three months ended June 30, 2004, respectively.

Loss on write-off of an investment in the three months ended June 30, 2003, was due to a special resolution adopted by our board of directors on June 5, 2003. We resolved to amend the agreement we entered into on May 16, 2001 with Global International to change our cooperation relationship from equity ownership to strategic alliance. As result, during the three months ended June 30, 2003, we recognized a loss of $132,116 in the operation results.

Other non-operating income increase by $19,989, or 110%, to $38,097 for the three months ended June 30, 2004 from $18,108 for the three months ended June 30, 2003, primarily because of the fluctuation in exchange rates of the primary currencies in which we conduct our operations, the New Taiwan (NT) Dollars and Renminbi (RMB), against the US Dollar.

Income tax expenses of $1,222 for the three months ended June 30, 2004 represents the additional income tax paid for 2002. Income tax provision for the three months ended June 30, 2003 was $34,184. This income tax provision mainly represents an increase in the valuation allowance against deferred tax assets generated from our Shanghai operations so as to reduce the deferred tax assets to the extent that the tax benefit is more than likely to be realized.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, our principal sources of liquidity included cash and bank balances of $542,188, which decreased from $1,273,723 at December 31, 2003. The decrease was mainly due to the expenditures to fund the daily operations and the new investments in our Shanghai operations (please refer to note 9 to our condensed consolidated financial statement for more information).

Net cash used in operating activities was $387,830 and $1,476,962 during the six months ended June 30, 2004 and 2003, respectively. Net cash used in operating activities during the six months ended June 30, 2004 was primarily attributed to net loss, that was partially offset by an increase in notes and accounts payable, an increase of deposit received, and an increase in other payables.

Net cash (used in) provided by investing activities was $(250,988) and $6,983 during the six months ended June 30, 2004 and 2003, respectively. The $257,971 difference was primarily attributable to the collections of amount due from stockholder/director of $122,300 during the six months ended June 30, 2003 and the payment of long-term investments of $103,346 in Shanghai.

Net cash (used in) provided by financing activities during the six months ended June 30, 2004 was $(79,888) as compared to $2,623,346 during the six months ended June 30, 2003. The $2,703,234 difference was primarily attributable to the net proceeds of $2,181,578 we received from the issuance of 3,116,540 shares of common stock during the six months ended June 30, 2003, and the repayment of loans from officers/stockholders of $585,006 during the six months ended June 30, 2004.

As of June 30, 2004, the Company has a total line of credit of $2,518,519 from certain banks and the unused credit facility was $255,566.

Off-Balance Sheet Arrangement

The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements.

The following table represents the Group’s contractual obligations:

	Payments Due By Period (Thousand dollars)
	Total	2004	2005	2006	2007	2008	Thereafter
Contractual obligations
Bank borrowing	$2,187	909	1,097	181	—	—	—
Pension Benefit	41	—	—	—	—	—	41
Operating leases	393	118	100	82	54	39	—

Total	$2,621	1,197	263	82	54	39	41

Bank borrowing

One of our financing sources is from bank borrowings. As of June 30, 2004 and December 31, 2003, the balances of bank borrowings, including current and non-current portions, were $3,024,948 and $2,484,471, respectively.

Equity investments in joint ventures

On May 28, 2004, KCES signed a joint venture agreement with Zhangjhou Yu Hua Educational Investment Co., Ltd. in Henan Province, PRC. Pursuant to this joint venture agreement, the Group and

Zhangjhou Yu Hua Educational Investment Co., Ltd. each owns 65% and 35% interests in Henan Kid Castle Education Development Co., Ltd.

On June 29, 2004, KCES signed a joint venture agreement with Li Kai and Zhang Wuen Shou in PRC. Pursuant to this joint venture agreement, the Group, Li Kai and Zhang Wuen Shou own, respectively, 51%, 30% and 19% interests in Shanxi Kid Castle Education Development Co., Ltd.

As of June 30, 2004, no operations had commenced yet for Henan Kid Castle Education Development Co., Ltd., and Shanxi Kid Castle Education Development Co., Ltd. In addition, no capital injection had made for Henan Kid Castle Education Development Co., Ltd. and Shanxi Kid Castle Education Development Co., Ltd.

Pension Benefit

We have a defined benefit retirement plan (the “Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, as described in Note 14 to the Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $40,913, respectively. We also make defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by us for the six months ended June 30, 2004 and 2003 amounted to $70,454 and $45,290, respectively.

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

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We believe that the adoption of SFAS No. 149 will have no material impact on our consolidated financial statements.

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

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and revises the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” that have been codified in Topic 13. SAB 104 was effective immediately and did not have a material impact on our financial reporting and disclosures.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ended after December 15, 2003. We have adopted this Statement since the year ended December 31, 2003, and the adoption of this Statement has no impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Investing in our securities involves a high degree of risk. In addition to the other information contained in this quarterly report, you should consider the following factors before investing in our securities.

Because our officers and directors are not U.S. Persons, and our operating subsidiaries are Taiwan and People’s Republic of China companies, you may not be able to enforce judgments under the Securities Act.

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

We have a history of operating losses and we anticipate losses and negative cash flow to continue for the foreseeable future, and unless we are able to generate profits and positive cash flow on a consistent basis we may not be able to continue operations.

Our ability to attain a positive cash flow and become profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our business of child educational teaching materials and related services focusing on English language in Taiwan and the PRC, and we may be unable to achieve and maintain profitability if we fail to do any of the following:

•	maintain and improve our current products and services and develop or license new ones on a timely basis;

•	compete effectively with existing and potential competitors;

•	further develop our business activities;

•	manage expanding operations; and

•	attract and retain qualified personnel.

We have incurred operating losses since inception and hence, as of June 30, 2004, the balance of accumulated deficit was $6,987,774. We incurred net losses of $(1,940,591), $(1,906,996), and $(2,500) for the years ended December 31, 2003, 2002 and 2001, respectively, and had cash flow from operations of $(2,689,688), 33,886 and $0 in 2003, 2002 and 2001, respectively. If we are unable to achieve and maintain a positive cash flow and profitability, we may be unable to continue our operations. Even if we do achieve a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future

Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease. Specifically, if we cannot effectively maintain, improve and develop products and services we may not be able to recover our fixed costs or otherwise turn profitable. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes, evolving education industry standards or customer needs and trends on a timely basis. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, services and service enhancements. These new products, services and service enhancements may not achieve market acceptance or our competitors may develop alternative technologies and methods that gain broader market acceptance than our products and services. Accordingly, we cannot assure you that we will be able to generate the cash flow and profits necessary to sustain our business expectations, which makes our ability to successfully implement our business plan uncertain.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. It is estimated that if interest rates were to increase by 1%, the result would be an annual increase in our interest expense of $30,523. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

Foreign currency exposure

We have operations in both Taiwan and the PRC. The functional currency of Higoal and its subsidiaries other than KCES is NT Dollars and the financial records are maintained and the financial statements are prepared for these entities in NT$. The functional currency of KCES is RMB and the financial records are maintained and the financial statements are prepared for KCES in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes. However, fluctuations in the relative exchange rate will affect our reported financial results. The translation from the applicable local currency assets and liabilities to the US dollar is performed using exchange rates in effect at the balance sheet date except for stockholders’ equity, which is translated at historical exchange rates. Revenue and expense accounts are translated using average exchange rates during the period. Gains and losses resulting from such translations are recorded as a cumulative translation adjustment, a separate component of stockholders’ equity.

ITEM 4. CONTROLS AND PROCEDURES

We are in the process of identifying, developing and implementing measures to improve the effectiveness of our disclosure controls and procedures, and, in particular, internal controls, including plans to enhance our resources, systems and training with respect to our financial reporting and disclosure responsibilities, and to review our actions with the audit committee and independent auditors. Based on this evaluation as of June 30, 2004, our CEO and our CFO have concluded that steps can be taken to improve our disclosure controls and procedures. Nevertheless, our CEO and CFO believe that, subject to the limitations noted

above, our disclosure controls and procedures are effective to ensure that material information required to be included in this report is made known to them on a timely basis.

During the quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Pursuant to a stock purchase agreement dated August 18, 2003, Globe Wisdom Investments Limited (“GWIL”), a Samoan international business company, subscribed for 175,500 shares of our common stock at an aggregate purchase price of $122,850 in a private offering. As of June 30, 2004, we had not yet issued any shares to GWIL pursuant to the August 18, 2003 stock purchase agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on June 28, 2004, the following proposals were adopted by the margins indicated:

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Kuo-An Wang, Yu-En Chiu, Suang-Yi Pai, Chin-Chen Huang, Yu-Fang Lin, Ming-Tsung Shih, Yuanchau Liour and Robert Theng. Each of these nominees was elected to serve for a one-year term, by the following margins of votes:

Nominees	For	Withheld
Kuo-An Wang	13,963,212	760,520
Yu-En Chiu	13,963,212	760,520
Suang-Yi Pai	13,963,212	760,520
Chin-Chen Huang	13,963,212	760,520

Nominees	For	Withheld
Yu-Fang Lin	13,963,212	760,520
Ming-Tsung Shih	13,963,212	760,520
Yuanchau Liour	13,963,212	760,520
Robert Theng	13,963,212	760,520

PROPOSAL 2: Ratification of the selection of PricewaterhouseCoopers LLP to serve as our independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstain
1,3963,212	0	760,520

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

3.1	Amended Bylaws

31.1	Certification of Kuo-An Wang, Chief Executive Officer of the registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Yu-En Chiu, Chief Financial Officer of the registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kuo-An Wang, Chief Executive Officer of the registrant, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Yu-En Chiu, Chief Financial Officer of the registrant, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2004

By:	/s/ Kuo-An Wang
	Name:	Kuo-An Wang
	Title:	Chief Executive Officer