Form 10-Q/A
period 2004-06-30
KID CASTLE EDUCATIONAL CORP
filed 2004-08-17
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A

KID CASTLE EDUCATIONAL CORPORATION

i

KID CASTLE EDUCATIONAL CORPORATION
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
AND
FOR THE THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 2004 AND 2003

Pages
Condensed Consolidated Balance Sheet	2 –3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Stockholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6 – 8
Notes to Condensed Consolidated Financial Statements	9 – 23

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and bank balances	$542,188	$1,273,723
Bank fixed deposits – pledged (Note 12)	317,660	204,889
Notes and accounts receivable, net (Notes 5 and 10)	1,868,207	2,334,385
Inventories, net (Note 6)	2,162,633	1,991,951
Other receivables (Notes 7 and 10)	557,505	524,974
Prepayments and other current assets (Note 8)	114,188	122,292
Pledged notes receivable (Note 12)	955,675	1,062,406
Deferred income tax assets	604,617	615,286

Total current assets	7,122,673	8,129,906
Deferred income tax assets	135,577	120,335
Prepaid long-term investments	—	60,323
Long-term investments (Note 9)	309,313	114,200
Property and equipment, net	1,955,349	1,993,849
Intangible assets, net of amortization (Note 11)	920,390	989,865
Long-term notes receivable	576,815	505,091
Pledged notes receivable (Note 12)	320,328	444,302
Other assets	271,724	184,345

Total assets	$11,612,169	$12,542,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings – short-term and maturing within one year (Note 12)	$1,695,956	$1,317,690
Notes and accounts payable	1,301,253	1,072,584
Accrued expenses	777,300	805,556
Amounts due to officers (Note 10)	—	572,160
Other payables	331,407	266,276
Deposits received	514,915	421,734
Receipts in advance (Note 13)	2,568,872	2,924,636
Income tax payable	41,263	44,067
Obligation under capital leases due within one year	24,611	32,468

Total current liabilities	7,255,577	7,457,171
Bank borrowings maturing after one year (Note 12)	1,328,992	1,166,781
Receipts in advance (Note 13)	1,471,034	1,467,025
Obligation under capital leases	—	5,534
Deposits received	640,715	603,635
Accrued pension liabilities	144,298	134,073

Total liabilities	10,840,616	10,834,219

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued

(Expressed in US Dollars)

	June 30,	December 31,
	2004	2003
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

The following table represents the Group’s contractual obligations:

	Payments Due By Period (Thousand dollars)
	Total	2004	2005	2006	2007	2008	Thereafter
Contractual obligations
Bank borrowing	$2,187	909	1,097	181	—	—	—
Pension Benefit	41	—	—	—	—	—	41
Operating leases	393	118	100	82	54	39	—

Total	$2,621	1,027	1,197	263	54	39	41

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

Dated: August 16, 2004

By:	/s/ Kuo-An Wang
	Name:	Kuo-An Wang
	Title:	Chief Executive Officer