Form 10-Q
period 2004-09-30
KID CASTLE EDUCATIONAL CORP
filed 2004-11-15
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

or

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

Yes ☐  No ☒

☐

As of November 10, 2004, there were 18,999,703 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

i

KID CASTLE EDUCATIONAL CORPORATION

UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
AND
FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2004 AND 2003

KID CASTLE EDUCATIONAL CORPORATION

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pages
Condensed Consolidated Balance Sheet	3–4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Stockholders’ Equity	6
Condensed Consolidated Statements of Cash Flows	7–9
Notes to Condensed Consolidated Financial Statements	10–27

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and bank balances	$438,694	$1,273,723
Bank fixed deposits – pledged (Note 12)	360,426	204,889
Notes and accounts receivable, net (Notes 5 and 10)	2,712,030	2,334,385
Inventories, net (Note 6)	2,547,764	1,991,951
Other receivables (Notes 7 and 10)	361,683	524,974
Prepayments and other current assets	168,398	122,292
Prepayments to related party (Note 10)	265,559	—
Pledged notes receivable (Note 12)	957,385	1,062,406
Deferred income tax assets	535,200	615,286

Total current assets	8,347,139	8,129,906
Deferred income tax assets	136,374	120,335
Prepaid long-term investments	—	60,323
Long-term investments (Note 8)	146,432	114,200
Property and equipment, net	2,059,880	1,993,849
Intangible assets, net of amortization (Note 11)	874,156	989,865
Long-term notes receivable	361,196	505,091
Pledged notes receivable (Note 12)	248,101	444,302
Other assets	306,115	184,345

Total assets	$12,479,393	$12,542,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings – short-term and maturing within one year (Note 12)	$1,865,412	$1,317,690
Notes and accounts payable	1,175,404	1,072,584
Accounts payable to related party (Note 10)	607,310	—
Accrued expenses	704,675	805,556
Amounts due to officers (Note 10)	—	572,160
Other payables	322,919	266,276
Deposits received	535,970	421,734
Receipts in advance (Note 13)	3,058,877	2,924,636
Income tax payable	86,722	44,067
Obligation under capital leases due within one year	16,291	32,468

Total current liabilities	8,373,580	7,457,171
Bank borrowings maturing after one year (Note 12)	1,467,124	1,166,781
Receipts in advance (Note 13)	971,247	1,467,025
Obligation under capital leases	—	5,534
Deposits received	574,581	603,635
Accrued pension liabilities (Note 14)	144,839	134,073

Total liabilities	11,531,371	10,834,219

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued

(Expressed in US Dollars)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Commitments and contingencies (Note 16)
Minority interest	31,075	—

Stockholders’ equity
Common stock, no par share:
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at September 30, 2004 and December 31, 2003	7,669,308	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(6,842,653)	(6,057,482)
Accumulated other comprehensive loss	(169,049)	(163,170)

Total stockholders’ equity	916,947	1,707,997

Total liabilities and stockholders’ equity	$12,479,393	$12,542,216

     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenue
Sales of goods	$2,444,267	$2,488,914	$5,661,046	$5,476,362
Franchising income	622,244	473,337	1,814,984	1,320,286
Other operating revenue	185,932	126,295	389,846	261,814
Total net operating revenue	3,252,443	3,088,546	7,865,876	7,058,462
Operating costs
Cost of goods sold	(1,101,089)	(912,418)	(2,426,012)	(1,982,501)
Cost of franchising	(128,476)	(139,913)	(373,980)	(409,307)
Other operating costs	(171,921)	(116,050)	(307,660)	(220,885)
Total operating costs	(1,401,486)	(1,168,381)	(3,107,652)	(2,612,693)
Gross profit	1,850,957	1,920,165	4,758,224	4,445,769
Advertising costs	(72)	(98,483)	(448,971)	(297,230)
Other operating expenses	(1,525,248)	(1,764,537)	(4,960,945)	(4,887,230)
Income (loss) from operations	325,637	57,145	(651,692)	(738,691)
Interest expenses, net	(35,956)	(72,197)	(100,892)	(226,669)
Share of profit (loss) of an investment	(20,816)	—	10,609	(12,750)
Loss on write-off of an investment	—	—	—	(132,842)
Other non-operating income (loss), net	(10,788)	69,997	70,982	145,000
Income (loss) before income taxes	258,077	54,945	(670,993)	(965,952)
Provision for taxes	(110,345)	(148,253)	(111,567)	(330,934)
Net income (loss) from operations	147,732	(93,308)	(782,560)	(1,296,886)
Minority interest income	(2,611)	—	(2,611)	—

Net income (loss)	$145,121	$(93,308)	$(785,171)	$(1,296,886)

Earnings (loss) per share – basic and diluted	$0.008	$(0.005)	$(0.041)	$(0.080)

Weighted-average shares used to compute earnings (loss) per share – basic and diluted	18,999,703	18,190,869	18,999,703	16,250,166

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

						Accumulated
	Common Stock		Additional			other
	Number of		paid-in	Legal	Accumulated	comprehensive
	shares	Amount	capital	reserve	deficit	loss	Total
Balance, December 31, 2002	15,074,329	$4,654,880	$194,021	$65,320	$(4,116,891)	$(160,764)	$636,566
Net loss for 2003	—	—	—	—	(1,940,591)	—	(1,940,591)
Cumulative translation adjustment	—	—	—	—	—	(2,406)	(2,406)

Comprehensive loss							(1,942,997)

Issuance of common stock for cash	3,592,040	2,514,428	—	—	—	—	2,514,428
Repayment of a liability by issuance of common stock	333,334	500,000	—	—	—	—	500,000

Balance, December 31, 2003	18,999,703	7,669,308	194,021	65,320	(6,057,482)	(163,170)	1,707,997
Net loss for the nine months ended September 30, 2004 (Unaudited)	—	—	—	—	(785,171)	—	(785,171)
Cumulative translation adjustment (Unaudited)	—	—	—	—	—	(5,879)	(5,879)

Comprehensive loss (Unaudited)							(791,050)

Balance, September 30, 2004 (Unaudited)	18,999,703	$7,669,308	$194,021	$65,320	$(6,842,653)	$(169,049)	$916,947

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(785,171)	$(1,296,886)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	137,746	133,094
Amortization of intangible assets	120,515	117,271
Provision of allowance for sales returns	56,597	77,077
Allowance for doubtful debts	115,940	93,514
Provision for (reversal of) loss on inventory obsolescence and slow-moving items	113,573	(163,831)
Share of (gain) loss of investments	(10,609)	12,750
Minority interest income	2,611	—
Loss on write-off of an investment	—	132,842
(Increase)/decrease in:
Notes and accounts receivable	(482,415)	(1,939,891)
Inventories	(403,744)	(144,037)
Other receivables	(99,282)	(301,096)
Prepayments and other current assets	(250,194)	(223,779)
Deferred income tax assets	67,378	330,283
Other assets	(122,453)	(18,505)
Increase/(decrease) in:
Notes and accounts payable	572,556	(59,094)
Accrued expenses	(104,349)	(22,668)
Other payables	(88,561)	322,151
Receipts in advance	349,247	613,267
Income taxes payable	42,967	—
Deposits received	129,455	258,249
Accrued pension liabilities	10,406	43,893

Net cash used in operating activities	(627,787)	(2,035,396)

Cash flows from investing activities
Purchase of property and equipment	(197,389)	(172,562)
Acquisition, net of cash acquired	79,135	—
Proceeds from disposal of property, plant and equipment	—	13,416
Prepayment of long-term investments	—	(58,828)
Amount due from stockholder/director	—	122,973
Acquisition of long-term investments	(103,563)	—
Bank fixed deposits – pledged	(156,518)	(8,719)
Pledged notes receivable	(77,685)	38,081

Net cash used in investing activities	(456,020)	(65,639)

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued

(Expressed in US Dollars)

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$2,500,962	$2,240,020
Repayment of bank borrowings	(1,652,431)	(1,749,178)
Repayment of capital leases	(22,086)	(13,409)
Proceeds from loan from officers/stockholders	—	69,017
Repayment of loan from officers/stockholders	(581,228)	—
Issuance of common stock for cash		2,181,578
Stock subscriptions received in advance	—	122,850

Net cash provided by financing activities	245,217	2,850,878

Net (decrease) increase in cash and cash equivalents	(838,590)	749,843
Effect of exchange rate changes on cash and cash equivalents	3,561	27,593
Cash and cash equivalents at beginning of period	1,273,723	125,806

Cash and cash equivalents at end of period	$438,694	$903,242

Supplemental disclosure of cash flow information Interest paid	$184,155	$301,415

Income taxes paid	$1,419	$1,738

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$—	$57,887

Increase (decrease) of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:
Other receivables – related parties	$—	$(260,734)

Deposits received	$(46,996)	$—

Other payables	$17,659	$—

Receipts in advance	$(712,252)	$83,439

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued

(Expressed in US Dollars)

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Increase of long-term investments corresponding to the (decrease) in the following accounts:
Prepaid long-term investments	$(61,202)	$—

Other receivables – related parties	$(120,422)	$—

Write-off of an associate investment against deferred income
Balance of an associate investment	$—	$299,752
Balance of deferred income	—	(166,910)

Loss on write-off of an associate investment	$—	$132,842

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

On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the stockholders of KCIT in exchange for 100% of the outstanding common stock of KCIT. As a result of this reorganization, KCIT became a wholly owned subsidiary of Higoal. On October 1, 2002, Kid Castle Educational Corporation (the “Company”), formerly King Ball International Technology Limited Corporation entered into an exchange agreement with Higoal whereby the Company issued to the stockholders of Higoal 11,880,000 shares of common stock of the Company in exchange for 100% of the issued and fully paid up capital of Higoal.

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

In July 2003, KCES entered into an agreement with 21st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”). It was agreed that KCES and 21st Century Publishing House each owned 50% ownership and that each party contributed RMB$1 million for the incorporation. On July 2, 2004, KCES acquired additional 40% of ownership in Culture Media from 21st Century Publishing House. As of September 30, 2004, the Group owns 90% of Culture Media, which became a consolidated entity.

The Company, Higoal and its subsidiaries collectively are referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2004 and for the nine months and three months ended September 30, 2004 and 2003 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The Group has incurred operating losses since inception and hence, as of September 30, 2004, the balance of accumulated deficit was $6,842,653. The Group plans to fund its working capital needs by obtaining new credit lines from financial institutions and raising capital through the sale of equity securities. If the Group is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Group. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Group to reduce headcount, sales and marketing, other expansion activities, which may affect the future growth of the Group’s operations.

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

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the nine months ended September 30, 2004 and 2003, the Group did not have any potential common stock shares.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform to current presentation.

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

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investment accounted for under the cost method. The Group is currently evaluating the effect of this proposed statement on its financial position and results of operations.

NOTE 5 – NOTES AND ACCOUNTS RECEIVABLE

	September 30,	December 31,
	2004	2003
	(Unaudited)
Notes and accounts receivable
– Third parties	$2,937,632	$2,140,073
– Related parties (NOTE 10)	126,325	631,153

Total	3,063,957	2,771,226
Allowance for doubtful accounts and sales returns	(351,927)	(436,841)

Notes and accounts receivable, net	$2,712,030	$2,334,385

NOTE 6 – INVENTORIES

	September 30,	December 31,
	2004	2003
	(Unaudited)
Work in process	$97,019	$53,756
Finished goods and other merchandises	3,217,177	2,589,990

	3,314,196	2,643,746
Less: Allowance for obsolete inventories and decline of market value	(766,432)	(651,795)

	$2,547,764	$1,991,951

NOTE 7 – OTHER RECEIVABLES

	September 30,	December 31,
	2004	2003
	(Unaudited)
Other receivables – third parties:
Tax paid on behalf of landlord	$1,522	$1,442
Advances to staff	93,921	43,242
Penalties receivables	—	14,658
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note (i))	131,188	105,847
Other receivables	111,990	43,622

Sub-total	338,621	208,811
Other receivables – related parties (NOTE 10)	23,062	316,163

	$361,683	$524,974

Note:

(i)	Shanghai Wonderland was established in October 2003 as a distributor of the Group. The Group has loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), and RMB$500,000 (approximately $60,000) for operations in December 2003 and July 2004, respectively, which are both unsecured and bears no interest. The Group also paid certain pre-operating costs on behalf of Shanghai Wonderland. Shanghai Wonderland will have to repay the loans of RMB$450,000 and RMB$500,000 on or before January 23, 2005 and August 13, 2005, respectively.

NOTE 8 – LONG-TERM INVESTMENTS

	September 30,	December 31,
	2004	2003
	(Unaudited)
Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”) (Note (i))
Investment cost	$—	$120,646
Share of loss	—	(11,326)

	$—	$109,320

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (ii))
Investment cost	$90,431	$30,161
Share of loss	(10,294)	(25,281)

	$80,137	$4,880

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (iii))
Investment cost	$60,288	$—
Share of loss	(25,801)	—

	$34,487	$—

Lanbeisi Education &Culture Industrial Co., Ltd (“Lanbeisi”) (Note (iv))
Investment cost	$43,407	$—
Share of loss	(11,599)	—

	$31,808	$—

Total	$146,432	$114,200

Note:

(i)	In July 2003, the Group entered into an agreement with 21st Century Publishing House to incorporate Culture Media. It was agreed that KCES, the Group’s wholly owned PRC subsidiary, and 21st Century Publishing House each had 50% ownership and that each party contributed RMB$1 million for the incorporation. On July 2, 2004, the Group acquired additional 40% of the ownership in Culture Media from 21st Century Publishing House. As of September 30, 2004, the Group owns 90% of Culture Media, which became a consolidated entity.

(ii)	In October 2003, the Group obtained the government’s approval to co-found Education Center with 21st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB$1,500,000, and KCES and 21st Century Publishing House each owns 50% of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the nine months ended September 30, 2004, the Group recognized an investment income accounted for under the equity method in Education Center of $14,987 in the current period’s operation results.

(iii)	On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method. For the nine months ended September 30, 2004, the Group recognized an investment loss accounted for under the equity method in Tianjin Consulting of $25,801.

(iv)	On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. It has been determined that the Group has significant influence and should therefore account for its investee using the equity method. For the nine months ended September 30, 2004, the Group recognized an investment loss accounted for under the equity method in Lanbeisi of $11,599.

NOTE 9 – ACQUISITION

In July 2003, the Group entered into an agreement with 21st Century Publishing House to incorporate Culture Media. It was agreed that KCES, the Group’s wholly owned PRC subsidiary, and 21st Century Publishing House each had 50% ownership and that each party contributed RMB$1 million for the incorporation. On July 2, 2004, the Group acquired additional 40% of the ownership in Culture Media from 21st Century Publishing House for a purchase price of approximately $121,000 (RMB $1 million). The Group’s management believed that the book value of the existing assets and liabilities of Culture Media approximated the fair value of these assets and liabilities, based on which the purchase price was determined for the purpose of applying purchase accounting. The acquisition expands the Group’s current sales and services in Shanghai and is expected to increase the Group’s competitive position in China. As of September 30, 2004, the Group owns 90% of Culture Media, which became a consolidated entity.

The fair values of Culture Media’s assets and liabilities as at July 2, 2004 are presented below:

ASSETS
Cash and bank balances	$31,660
Accounts receivable, net	112,175
Inventories, net	105,881
Other receivables	45,757
Prepayments and other current assets	25,795

Total assets	$321,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$56,635
Receipts in advance	222
Other payable	143,965

Total liabilities	$200,822

NET ASSETS ACQUIRED	$120,446

The result of operations of Culture Media during the period since July 2, 2004, the date that the respective acquisition was completed, to September 30, 2004 has been included in the Group’s condensed consolidated statements of operations. The following unaudited pro forma information presents a summary of the results of operations of the Group assuming the acquisition of Culture Media occurred on January 1, 2004. And as Culture Media has not commenced its operation until October 2003, the information presented for the preceding year does not include the result of operations of Culture Media.

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Revenues	$8,123,037	$7,058,462
Net income	$(758,764)	$(1,296,886)
Net income per share – basic and diluted:	$(0.040)	$(0.080)

NOTE 10 – RELATED PARTY TRANSACTIONS

A. Names of related parties and relationship with the Group are as follows:

Names of related parties	Relationship with the Company
Mr. Kuo-An Wang	He is a director, stockholder
and chairman of the Company

Mr. Yu-En Chiu	He is a director, stockholder
and vice chairman of the Company

Kid Castle Enterprises Limited (“KCE”)	Its two directors and stockholders are Mr.
Kuo-An Wang and Mr. Yu-En Chiu

Chevady Culture Enterprise Limited (“CCE”)	Its chairman is Mr. Kuo-An Wang

Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman is Mr. Yu-En Chiu

Taipei City Private Kid Castle Preschool (“ TCP Kid Castle)	Its chairman is Mr. Yu-En Chiu

21st Century Publishing House (“Publishing House”)	A joint venturer

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.

Names of related parties	Relationship with the Company

21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.

Tianjin Kid Castle Educational Investment Consulting Co., Ltd.(“Tianjin Consulting”)	An investment accounted for under the equity method

Lanbeisi Education & Culture Industrial Co., Ltd (“Lanbeisi”)	An investment accounted for under the equity method

B. Significant transactions and balances with related parties are as follows:

		Nine months ended September 30,
		2004	2003
		(Unaudited)
(i )	Sales to:
	- PKC Language	$10,496	$12,553
	- TCP PKC	10,496	12,553
	- TCP Chevady	11,308	13,437
	- TCP Chung-hua	13,614	21,686
	- TCP Wonderland	11,308	13,437
	- TCP Kid Castle	12,264	16,960
	- English School	6,419	—
	- Tianjin Consulting	4,875	—
	- Lanbeisi	13,225	—

		$94,005	$90,626

(ii)	Rental income from:
	- KCE	$—	$1,302
	- CCE	1,338	1,302

		$1,338	$2,604

(iii)	Franchising income from:
	- PKC Language	$496	$—
	- TCP PKC	496	1,447
	- TCP Kid Castle	6,898	6,312
	- TCP Chung-Hua	1,770	1,103
	- TCP Chevady	3,449	3,156
	- TCP Wonderland	3,449	3,156

		$16,558	$15,174

(iv)	The two directors and stockholders, Mr. Kuo-An Wang and Mr. Yu-Eng Chiu, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 – Bank Borrowings.

Our management is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(v)	Accounts and notes receivable – related parties:

Name of related parties	2004	2003
	(Unaudited)
- KCE	$—	$571,755
- PKC Language	12,299	3,358
- TCP PKC	12,298	3,358
- TCP Chung-hua	22,090	2,863
- TCP Chevady	20,079	2,537
- TCP Wonderland	20,079	2,537
- TCP Kid Castle	27,090	—
- Education Center	578	—
- Tianjin Consulting	5,029	42,646
- Lanbeisi	6,783	2,099

	$126,325	$631,153

(vi)	Other receivables – related parties:

	September 30,	December 31,
Name of related parties	2004	2003
	(Unaudited)
Amount due from Publishing House (Note 1)	$13,752	$135,513
Amount due from Culture Media (Note 2)	—	178,331
Amount due from Education Center (Note 3)	267	2,319
Amount due from Lanbeisi (Note 4)	9,043	—

	$23,062	$316,163

Note:

1.	As of December 31, 2003, the amount due from Publishing House consists primarily of amounts due under a loan of RMB$1,000,000 (approximately $120,000 from the Group to Publishing House for the incorporation of Culture Media). The loan is unsecured and bears no interest. Pursuant to the terms of the loan, Publishing House was obligated to repay the loan on or before June 27, 2004 or it would be required to transfer its 40% ownership interest in Culture Media to the Group. On July 2, 2004, as Publishing House did not repay the loan, the Group decided to take over the 40% ownership from Publishing House, and therefore, the Group’s ownership in Culture Media has increased to 90% and Culture Media has become a consolidated entity as of September 30, 2004.

2.	Culture Media was incorporated in December 2003. The Group paid certain pre-operating costs on behalf of Culture Media. As of December 31, 2003, the amount due from this related party had no fixed repayment term and bears no interest. As of September 30, 2004, Culture Media was consolidated into the Group’s financial statements.

3.	Education Center was founded in October 2003. The amount due from the associate is mainly inventory purchases paid by the Group on behalf of Education Center. The amount due from this related party has no fixed repayment term and bears no interest.

4.	Lanbeisi was incorporated in April 2004. The Group paid pre-operating costs of RMB$75,000 (approximately $9,000) on behalf of Lanbeisi. The amount due from this related party has no fixed repayment term and bears no interest.

(vii)	Prepayments, other current assets

	September 30,	December 31,
Name of related parties	2004	2003
	(Unaudited)
Prepayments to Publishing House	265,559	—

	$265,559	$—

Prepayments to Publishing House are mainly for inventory ordered by Culture Media. According to each contract signed with Publishing House, Culture Media has to prepay a certain percentage of inventories purchased upon the effectiveness of the contracts. The remaining payments will be made three months after the initial payment.

(viii)	Accounts payable – related parties:

	September 30,	December 31,
Name of related parties	2004	2003
	(Unaudited)
- Publishing House	$607,310	$—

	$607,310	$—

(ix) Amount due to officers:

	September 30,	December 31,
	2004	2003
	(Unaudited)
Mr. Kuo-An Wang and Mr. Yu-En Chiu (Note 1)	$—	$572,160

	$—	$572,160

Note:

1.	As of December 31, 2002, the outstanding balance of the loan amount due to Mr. Hsi-Ming Pai, a stockholder, which was unsecured and bore interest at 25.2% per annum, was $606,208 (including the principal of $600,000 and accrued interest). On November 15, 2003, the Group entered into a liability transfer agreement with the stockholder to transfer this liability to Mr. Kuo-An Wang and Mr. Yu-En Chiu. Pursuant to the liability transfer agreement, the Group transferred its original liability of $600,000 and the accrued interest thereon separately in two lump sum payments. The first transfer was completed on December 30, 2003 for $70,000, and the remaining balance, including the principal of $530,000 and accrued interest was transferred in January 2004.

NOTE 11 – INTANGIBLE ASSETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
Gross carrying amount
Franchise	$1,000,968	$997,446
Copyrights	588,408	586,338

	1,589,376	1,583,784

Less: Accumulated amortization
Franchise	(450,436)	(374,042)
Copyrights	(264,784)	(219,877)

	(715,220)	(593,919)

Net	$874,156	$989,865

Amortization charged to operations was $120,515 and $117,271 for the nine months ended September 30, 2004 and 2003, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2005	$160,687
2006	160,687
2007	160,687
2008	160,687
2009	160,687

$803,435

NOTE 12 – BANK BORROWINGS

		September 30,	December 31,
	Notes	2004	2003
		(Unaudited)
Bank term loans	(i )	$603,111	$986,280
Short-term unsecured bank loans	(ii)	676,670	234,535
Mid-term loan	(iii)	1,124,884	325,515
Mid-term secured bank loan	(iv)	927,871	938,141

		3,332,536	2,484,471

Less: Balances maturing within one year included in current liabilities
Bank term loans		483,470	757,640
Short-term unsecured bank loans		676,670	234,535
Mid-term loan		649,914	325,515
Mid-term secured bank loan		55,358	—

		September 30,	December 31,
	Notes	2004	2003
		(Unaudited)
		1,865,412	1,317,690

Bank borrowings maturing after one year		$1,467,124	$1,166,781

Note:

(i)	This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $1,205,486 and $1,506,708 that we have received from franchisees and the Group’s bank deposits of $22,091 and $87,621 as of September 30, 2004 and December 31, 2003, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The applicable interest rates range from 5.61% to 7.60% per annum as of September 30, 2004. For the nine months ended September 30, 2004 and 2003, the interest expenses charged to operations amounted to $30,051 and $53,384, respectively.

(ii)	In August 2003, KCIT obtained an unsecured short-term loan in the amount of $235,363, which is guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the Taiwan basic borrowing rate plus 1.20% per annum and is due and payable in June 2005. The applicable interest rate is approximately 4.50% per annum as of September 30, 2004.

In March 2004, KCIT obtained an unsecured short-term loan in the amount of $294,204, which is guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the Taiwan basic borrowing rate plus 1.65% per annum and is due and payable in February 2005. The applicable interest rate is approximately 5.11% per annum as of September 30, 2004.

In April 2004, KCIT obtained another unsecured short-term loan in the amount of $147,102, which is also guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the Taiwan basic borrowing rate plus 1.24% per annum is due and payable in April 2005. The applicable interest rate is approximately 4.75% per annum as of September 30, 2004.

For the nine months ended September 30, 2004 and 2003, the interest expense charged to operations from the above three unsecured short-term loans amounted to $20,294 and $2,230, respectively.

(iii)	In March 2003, KCIT obtained a loan of $588,408 from a financial institution, which bore interest at 13.5% per annum and was repayable in 18 equal monthly installments, to finance the Group’s operations. The last installment was due on September 30, 2004 and the Group has extended the term with the financial institution to September 2006. Pursuant to the amended terms of the loan, the loan bears interest at 9.69% per annum and is repayable in 24 equal monthly installments. As of September 30, 2004 and December 31, 2003, the loan was pledged by KCIT’s deposits of $147,102 and $117,268, respectively, and guaranteed by two directors and stockholders of the Group. As of September 30, 2004, the Group repaid $22,318 of the loan.

In March 2004, KCIT obtained a new bank loan of $735,510, which bears interest at 5.25% per annum and is repayable in 24 equal monthly installments, to finance the Group’s operations. The last installment is due on March 31, 2006. As of September 30, 2004, the loan was pledged by the KCIT’s deposits of $220,653, and guaranteed by two directors and stockholders of the Group. As of September 30, 2004, the Group repaid $176,718.

For the nine months ended September 30, 2004 and 2003, the interest expenses charged to operations from the aforementioned loans amounted to $40,223 and $34,094, respectively.

(iv)	In August 2003, KCIT obtained a bank loan in the principal amount of $948,148 to repay its mortgage loan that was originally granted by a bank on October 5, 2001 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors and stockholders of the Group. The loan bears interest at the lending bank’s basic borrowing rate plus 1.45% per annum. On July 19, 2004, the bank extended the term of the loan and the Group repays the loan, which is now repayable in 168 equal monthly installments starting July 30, 2004. As of September 30, 2004, the applicable interest rate is approximately 3.00% per annum. For the nine months ended September 30, 2004 and 2003, the interest expenses charged to operations amounted to $29,716 and $7,169, respectively.

NOTE 13 – RECEIPTS IN ADVANCE

The balance comprises:

		September 30,	December 31,
	Notes	2004	2003
		(Unaudited)
Current liabilities:
Sales deposits received	(i )	$366,362	$356,575
Franchising income received	(ii)	2,129,835	1,703,426
Subscription fees received	(iii)	535,176	842,509
Others		27,504	22,126

		3,058,877	2,924,636

Long-term liabilities:
Franchising income received	(ii)	949,162	1,432,343
Others		22,085	34,682

		971,247	1,467,025

		$4,030,124	$4,391,661

Note:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

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

The net periodic pension cost is as follows:

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Service cost	$45,888	$40,913
Interest cost	5,153	3,458
Expected return on assets	(1,093)	—
Amortization of unrecognized loss	959	736

Net periodic pension cost	$50,907	$45,107

The Group previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $54,355 to the Plan in 2004. As of September 30, 2004, $35,580 of contributions had been made. The Group presently anticipates contributing an additional $18,775 to fund the Plan in 2004 for a total of $54,355.

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

	Taiwan		The PRC		Total
	Nine months ended	Nine months ended	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September. 30,	September 30,	September. 30,	September 30,	September. 30,
	2004	2003	2004	2003	2004	2003
Revenue
External revenue	$6,180,392	$6,227,909	$1,637,648	$830,553	$7,818,040	$7,058,462
Inter-segment revenue	6,111	5,739	—	—	6,111	5,739

	$6,186,503	$6,233,648	$1,637,648	$830,553	$7,824,151	$7,064,201

Profit (loss) from Operations	$339,135	$471,758	$(762,233)	$(708,312)	$(423,098)	$(236,554)

Capital expenditures	$22,196	$150,338	$175,193	$80,111	$197,389	$230,449

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Corporate		Eliminations		Consolidated
	Nine months ended	Nine months ended	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30,	September. 30,	September 30,	September. 30,	September 30,	September. 30,
	2004	2003	2004	2003	2004	2003
Revenue
External revenue	$47,836	$—	$—	$—	$7,865,876	$7,058,462
Inter-segment revenue	—	—	(6,111)	(5,739)	—	—

	$47,836	$—	$(6,111)	$(5,739)	$7,865,876	$7,058,462

Profit (loss) from Operations	$(264,195)	$(454,451)	$35,601	$(47,686)	$(651,692)	$(738,691)

Capital expenditures	$—	$—	$—	$—	$197,389	$230,449

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2004	2003	2004	2003	2004	2003
Total assets	$9,505,255	$10,614,292	$3,246,966	$2,053,029	$12,752,221	$12,667,321

[Additional columns below]

[Continued from above table, first column(s) repeated]

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2004	2003	2004	2003	2004	2003
Total assets	$2,854	$7,487	$(275,682)	$(132,592)	$12,479,393	$12,542,216

NOTE 16 – COMMITMENT

(i)	On May 28, 2004, the Group signed a joint venture agreement with Zhangjhou Yu Hua Educational Investment Co., Ltd. in Henan Province, PRC to establish a company, Henan Kid Castle Education Development Co., Ltd. with registered capital of RMB$300,000. Pursuant to this joint venture agreement, the Group and Zhangjhou Yu Hua Educational Investment Co., Ltd. each owns 65% and 35% interests in Henan Kid Castle Education Development Co., Ltd. No capital contribution has yet been made for the joint venture as of September 30, 2004.

(ii)	On June 29, 2004, the Group signed a joint venture agreement with Li Kai and Zhang Wuen Shou in PRC to establish a company, Shanxi Kid Castle Education Development Co., Ltd. with registered capital of RMB$500,000. Pursuant to this joint venture agreement, the Group, Li Kai and Zhang Wuen Shou own, respectively, 51%, 30% and 19% interests in Shanxi Kid Castle Education Development Co., Ltd. No capital contribution has yet been made for the joint venture as of September 30, 2004.

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

Revenue Recognition We recognize sales of teaching materials and educational tools and equipment as revenue when title of the product and risk of ownership are transferred to the customer, which occurs at the time of delivery, or when the goods arrive at the customer designated location, depending on the associated shipping terms. Additionally, we deliver products sold by our distributors directly to the distributors’ customers and as such the delivered goods are recognized as revenue similar to sales to our direct customers. We estimate sales returns and discounts based on historical experience and record as reductions to revenues.

If market conditions were to decline, we may take actions to increase sales discounts, possibly resulting in an incremental reduction of revenue at the time when revenues are recognized.

Allowance for doubtful accounts We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for obsolete inventories and lower of cost or market We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about inventory aging, future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Investment impairments We hold equity interests in companies having operations in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Fixed assets and depreciation Our fixed assets are stated at cost. Major improvements and betterments to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. Buildings are depreciated over a 50-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from two-and-a-half years to ten years.

Impairment of long-lived assets We review our fixed assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value is generally based on quoted market prices or on the best available information, including prices for similar assets and the results of using other valuation techniques.

As of September 30, 2004, the balance of our amortizable intangible assets was $874,156, including franchise-related intangible assets of $550,532 and copyrights of $323,624. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

Income taxes We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to valuation allowances based upon management’s estimates of realizability. Actual results may differ significantly from management’s estimate.

Currency Risk Our transactions with suppliers and customers are primarily effected in New Taiwan dollars, which is the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited. As a result of our expansion in the PRC, our transactions denominated in Renminbi, which is the functional currency of our PRC subsidiaries, Kid Castle Educational Software Development Company Limited and Jiangxi 21st Century Kid Castle Culture Media Co., Ltd., are increasing. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar and the Renminbi will affect our reported financial results. Such impacts could be meaningful and are independent of the underlying performance of the business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to currency exchange rate fluctuations.

RESULTS OF OPERATIONS

The nine months ended September 30, 2004 and 2003

Total net operating revenues increased by $807,414, or 11%, to $7,865,876 for the nine months ended September 30, 2004 from $7,058,462 for the nine months ended September 30, 2003, including the increase in sales of goods of $184,684 and the franchising income of $494,698 and other operating revenues of $128,032. The increase in sales of goods, from $5,476,362 for the nine months ended September 30, 2003 to $5,661,046 for the nine months ended September 30, 2004, or 3%, was mainly due to the increase in net sales of goods generated from our Shanghai operations of $510,366, or 92%, to $1,064,466 for the nine months ended September 30, 2004 from $554,100 for the nine months ended September 30, 2003. The increase in franchising income, from $1,320,286 for the nine months ended September 30, 2003 to $1,814,984 for the nine months ended September 30, 2004, or 37%, was mainly due to the increase in numbers of our franchised schools in Shanghai. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and designing the school layout for franchised schools. Other operating revenues increased by $128,032, or 49%, to $389,846 for the nine months ended September 30, 2004 from $261,814 for the nine months ended September 30, 2003. The increase was mainly due to the fees paid by our franchised schools for our services in connection with the construction and decoration of those franchised schools and the income resulting from the sales of education related equipments to our franchised schools.

Gross profit increased by $312,455, or 7%, to $4,758,224 for the nine months ended September 30, 2004 from $4,445,769 for the nine months ended September 30, 2003. The increase in gross profit was attributable to the fact that the rate of increase in franchising costs from September 30, 2003 to September 30, 2004 was lower than the rate of increase in franchising income for the same period. In addition, our advertising campaign during this period particularly helped to boost franchising income in both Taiwan and Shanghai, PRC.

Total operating expenses increased by $225,456, or 4%, to $5,409,916 for the nine months ended September 30, 2004 from $5,184,460 for the nine months ended September 30, 2003. Advertising costs increased by $151,741, or 51%, to $448,971 for the nine months ended September 30, 2004 from $297,230 for the nine months ended September 30, 2003. The increase was mainly due to the additional expenses incurred with respect to the filming of commercials for our new promotional campaign for our products and franchised schools. Other operating expenses increased by $73,715, or 2%, to $4,960,945 for the nine months ended September 30, 2004 from $4,887,230 for the nine months ended September 30, 2003, principally due to increases in expenses as a result of the expansion in Shanghai, PRC.

Net interest expenses decreased by $125,777, or 55%, to $100,892 for the nine months ended September 30, 2004 from $226,669 for the nine months ended September 30, 2003, primarily due to the repayment of a loan due to a stockholder (please refer to Note 12 to our Condensed Consolidated Financial Statements for more information).

Loss on write-off of an investment in the nine months ended September 30, 2003, was due to an agreement to change of our relationship with Global International from one of equity ownership to that of a strategic alliance. As a result, during the nine months ended September 30, 2003, we recognized a loss of $132,842 in our operating results.

The decrease of income tax expenses from $330,934 for the nine months ended September 30, 2003 to $111,567 for the nine months ended September 30, 2004 was mainly due to the reversal of tax benefits recognized in prior years in the amount of approximately $220,000 during the nine months ended September 30, 2003, which was resulted from the provision of valuation allowance against deferred income tax assets from our Shanghai and Taiwan operations.

The three months ended September 30, 2004 and 2003

Total net operating revenues increased by $163,897, or 5%, to $3,252,443 for the three months ended September 30, 2004 from $3,088,546 for the three months ended September 30, 2003, including the decrease in sales of goods of $44,647, increase in franchising income of $148,907 and increase in other operating revenues of $59,637. The decrease in sales of goods, from $2,488,914 for the three months ended September 30, 2003 to $2,444,267 for the three months ended September 30, 2004, or 2%, was mainly due to the termination of the direct marketing department during this year that generated net sales of $216,697 for the three months ended September 30, 2003. The increase in franchising income, from $473,337 for the three months ended September 30, 2003 to $622,244 for the three months ended September 30, 2004, was mainly due to the increase in numbers of our franchised schools and the increase in the annual franchising fees. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and designing the school layout for franchised schools. Other operating revenues increased to $185,932 for the three months ended September 30, 2004 from $126,295 for the three months ended September 30, 2003, mainly due to the fees paid by our franchised schools for our services in connection with the construction and decoration of those franchised schools and the income resulting from the sales of education related equipments to our franchised schools.

Gross profit decreased by $69,208, or 4%, to $1,850,957 for the three months ended September 30, 2004 from $1,920,165 for the three months ended September 30, 2003. The decrease was mainly attributable to the consolidation of Culture media that has a lower margin compared to our usual operations.

Total operating expenses decreased by $337,700, or 18%, to $1,525,320 for the three months ended September 30, 2004 from $1,863,020 for the three months ended September 30, 2003. Advertising costs decreased by $98,411, or 100%, to $72 for the three months ended September 30, 2004 from $98,483 for the three months ended September 30, 2003. The decrease was mainly because we filmed our new commercials on the promotion of our products and franchised schools in the first half of 2004 and recorded as occurred in Q2, 2004. Other operating expenses decreased by $239,289, or 14%, to $1,525,248 for the three months ended September 30, 2004 from $1,764,537 for the three months ended September 30, 2003, primarily because we saved some personnel expenses by closing down our direct-marketing department in April, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, our principal sources of liquidity included cash and bank balances of $438,694 which decreased from $1,273,723 at December 31, 2003. The decrease was mainly due to the expenditures to fund the daily operations and the new investments in our Shanghai operations (please refer to Note 8 to our Condensed Consolidated Financial Statement for more information).

Net cash used in operating activities was $627,787 and $2,035,396 during the nine months ended September 30, 2004 and 2003, respectively. Net cash used in operating activities during the nine months ended September 30, 2004 was primarily attributed to net loss and an increase in notes and accounts receivable, that was partially offset by an increase in notes and accounts payable.

Net cash used in investing activities was $456,020 and $65,639 during the nine months ended September 30, 2004 and 2003, respectively. The $390,381 difference was primarily attributable to the collections of amount due from stockholder/director of $122,973, the acquisitions of long-term investments in two investees, and the increase in pledged bank deposits of $156,518 during the nine months ended September 30, 2004.

Net cash provided by financing activities during the nine months ended September 30, 2004 was $245,217 as compared to $2,850,878 during the nine months ended September 30, 2003. The $2,605,661 difference was primarily attributable to the net proceeds of $2,181,578 we received from the issuance of 3,116,540 shares of common stock during the nine months ended September 30, 2003, and the repayment of loans from officers/stockholders of $581,228 during the nine months ended September 30, 2004.

As of September 30, 2004, the Company has a total line of credit of $3,926,155 from certain banks and the unused credit facility was $593,619.

Off-Balance Sheet Arrangement

The Securities and Exchange Commission (“SEC”) has described various characteristics to identify contractual arrangements that would fall within the SEC’s definition of off-balance sheet arrangements.

The following table represents the Group’s contractual obligations:

	Payments Due By Period (Thousand dollars)
	Total	2004	2005	2006	2007	2008	Thereafter
Contractual obligations
Bank borrowing	$3,333	425	1,656	449	60	62	681
Pension Benefit	41	—	—	—	—	—	41
Operating leases	339	62	97	81	54	39	6

Total	$3,713	487	1,753	530	114	101	728

Bank borrowing

One of our financing sources is from bank borrowings. As of September 30, 2004 and December 31, 2003, the balances of bank borrowings, including current and non-current portions, were $3,332,536 and $2,484,471, respectively.

Equity investments in joint ventures

We did not enter into any joint venture agreements for the three months ended September 30, 2004.

Pension Benefit

We have a defined benefit retirement plan (the “Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, as described in Note 14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $40,913, respectively. We also make defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by us for the nine months ended September 30, 2004 and 2003 amounted to $79,528 and $73,855, respectively.

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

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. We believe that the adoption of SFAS No. 149 will have no material impact on our consolidated financial statements.

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

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investment accounted for under the cost method. The Group is currently evaluating the effect of this proposed statement on its financial position and results of operations.

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

We have a history of operating losses, and unless we are able to generate profits and positive cash flow on a consistent basis we may not be able to continue operations.

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

We have incurred operating losses since inception and hence, as of September 30, 2004, the balance of accumulated deficit was $6,842,653. We incurred net losses of $1,940,591, $1,906,996, and $2,500 for the years ended December 31, 2003, 2002 and 2001, respectively, and had cash flow from operations of $(2,689,688), 33,886 and $0 in 2003, 2002 and 2001, respectively. If we are unable to achieve and maintain a positive cash flow and profitability, we may be unable to continue our operations. Even if we do achieve a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future.

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

Investors could lose confidence in the reliability of the Company’s financial statements if the Company fails to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

If the Company is unable to complete its assessment as to the adequacy of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of the Company’s financial statements, which could result in a decrease in the value of the Company’s Common Stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. While the Company is expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that the Company will not comply with all of the requirements imposed by Section 404. If the Company fails to implement required new or improved controls, it may be unable to comply with the requirements of SEC 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements, which could cause the market price of the Company’s Common Stock to decline and make it more difficult for the Company to finance its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily fluctuations in foreign exchange rates and interest rates. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for the nine months ended September 30, 2004, we have projected that, if interest rates were to increase by 1%, the result would be an annual increase in our interest expense of $29,085. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

We are in the process of identifying, developing and implementing measures to improve the effectiveness of our disclosure controls and procedures, and, in particular, internal controls, including plans to enhance our resources, systems and training with respect to our financial reporting and disclosure responsibilities, and to review our actions with the audit committee and independent auditors. Since April 2004, we have been in the process of implementing a system with respect to internal control over financial reporting. In May 2004, we began installing a new Enterprise Resource Planning (ERP) system through [an application service provider], and we expect the installation to be completed in 2005. Our CEO and our CFO believe that such measures will help improve our disclosure controls and procedures. Based on this information, as of September 30, 2004, our CEO and our CFO believe that, subject to the limitations noted above, our disclosure controls and procedures are effective in ensuring that material information required to be included in Kid Castle’s SEC reports is made known to them on a timely basis.

In July 2004, our accounting manger, who was in charge of handling our internal control over financial reporting, resigned. We hired a new accounting manager in August 2004, who is responsible for general accounting matters and coordinating our internal control over financial reporting. Although this personnel change caused a temporary interruption of our internal control over financial reporting, we believe that our timely replacement of accounting personnel, the ongoing implementation of our new system with respect to internal control over financial reporting and the installation of our ERP system have minimized any adverse effect that may have been caused by such resignation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

Pursuant to a stock purchase agreement dated August 18, 2003, Globe Wisdom Investments Limited (“GWIL”), a Samoan international business company, subscribed for 175,500 shares of our common stock at an aggregate purchase price of $122,850 in a private offering. As of September 30, 2004, we had not yet issued any shares to GWIL pursuant to the August 18, 2003 stock purchase agreement.

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

Dated: November 15, 2004

By:	/s/ Kuo-An Wang

Name: Kuo-An Wang Title: Chief Executive Officer

2