Form 10-K
period 2004-12-31
KID CASTLE EDUCATIONAL CORP
filed 2005-04-15
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-39629
KID CASTLE EDUCATIONAL CORPORATION
(Exact name of registrant as specified in its Charter)

Florida	59-2549529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor, No. 98 Min Chuan Road Hsien Tien, Taipei, Taiwan ROC	N/A (Zip Code)
(Address of principal executive offices)
Issuer’s telephone number:
(011) 886-2-2218-5996
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of the last day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was $66,498,960. The number of shares of common stock outstanding as of March 31, 2005 was 18,999,703.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2005 annual meeting of shareholders are incorporated by reference in response to Part III of this Form 10-K.

KID CASTLE EDUCATIONAL CORPORATION
FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item 9A.	Controls and Procedures	31
Item 9B.	Other Information	32

PART III
Item 10.	Directors and Executive Officers of the Registrant	32
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters	32
Item 13.	Certain Relationships and Related Transactions	32
Item 14.	Principal Accountant Fees and Services	32

PART IV
Item 15.	Exhibits and Financial Statement Schedules	33
Signatures		35
Exhibit Index		36
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 14
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
      When we use the terms “Kid Castle,” “we,” “us,” “our” and “the company,” we mean Kid Castle Educational Corporation, a Florida corporation, and its subsidiaries. Our principal subsidiaries are our wholly-owned subsidiary, Higoal Developments Limited (Higoal) and its wholly-owned subsidiaries, Kid Castle Internet Technologies Limited (KCIT) and Kid Castle Educational Software Development Company Limited (KCES). See page 6 for a chart of our subsidiaries.
      The information set forth in this Report on Form 10-K including, without limitation, that contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1.	BUSINESS
Overview
      Kid Castle is a leading provider in China and Taiwan of English language instruction and educational services to children for whom Chinese is the primary language. Our focus is on children between 2 and 12 years old. In 2004 we taught or provided educational materials for approximately 700,000 students at over 4,000 locations through our franchise and cooperative school operations.
      We commenced operations in 1986 as an English language school and since then we have expanded our franchise operations to provide bilingual kindergarten instruction, computer training, and tutorial services. In September 1999, we began offering a variety of multimedia, educational videos, textbooks, workbooks and educational software authored by us as fully functional stand-alone products or as supplements to our classroom-based and Internet-based instruction. In July 2000, we launched our fully-developed Internet-based education program that provides an interactive environment in which Kindergarten through 12th grade (K-12) students develop English language and computer skills.
      English is the language of international business and we believe a working knowledge of English has become increasingly important to long-term success throughout the world. Because English is becoming more prevalent around the world, we believe there is growing demand for bilingual instruction in Chinese and English throughout a child’s educational process. As more parents and students seek such bilingual language instruction for educational purposes, the English language instruction market will experience significant growth.
Our Philosophy of Education
      Teaching young children English is not simply language teaching. We must also take into consideration the learning group’s social development and language development levels. Kid Castle aims at cultivating a mature child, not just teaching a skill. We understand that language learning has close connections with all learning for young children.
      Therefore, we have designed our teaching system following these significant principles:

•	We start with the respective skills and abilities that children already have because the teaching system must consider adaptability.

•	We encourage interaction because the ultimate goal of learning a language is to communicate with others.

•	We assist students in comprehending the language in various ways through conversation coordination — e.g., interactive games, activities, etc.

•	We ask children to fully participate in the learning process through role-playing games.

•	We assist children in learning independently. Our teaching focuses on guiding, inspiring and developing children’s self-learning abilities.

•	We create a relaxed, happy and supportive learning environment so as to encourage children’s learning.

•	We use consistent testing and learning methods for children.
      Our teaching materials and curriculum are specifically designed to suit different age groups of children. Likewise, our teachers are specifically trained to work with children of different age groups. Listening, speaking, writing and spelling skills form the basis of our primary curriculum.
Foreign Teachers
      Kid Castle has worked with numerous universities to introduce foreign teachers into Taiwan from countries such as the United States, Canada and England. We provide comprehensive training regimens and supportive plans for teachers.
Innovative Publishing of Educational Materials
      A significant part of our philosophy is to design our own innovative educational materials. These include English publications for students 3 to 8 years old, supplemental English materials for students 7 to 8 years old, and children’s English materials for students 7 to 12 years old. We have won awards from major cities and educational bureaus including Taipei City, Taipei County, Taoyuan County, Taichung County and Kaohsiung County.
Kid Castle Computers — Prepare Our Children for the 21st Century
      In the modern age, technology affects the way we live, work and play, and computers have become necessary tools for learning. Kid Castle Computer School provides both the instruction and the know-how to get children ready for the 21st century. We incorporate computer learning and computer/ Internet familiarity into our curriculum.

•	The curriculum of Kid Castle Computer School includes courses for children of varying ages and abilities.

•	The Pre-school Computer Class is suitable for young children ages 3 to 6.

•	The Supplemental Computer Class is integrated into Kid Castle’s successful after-school education program for young learners.

•	The Children’s Computer is geared towards students in 1st and 2nd grades.

•	The Adolescent Computer Class instructs young individuals ages 9 to 16.
      Through extensive research into both the latest technology as well as how it influences the way we learn, Kid Castle has designed a curriculum ideal for children. Using computers not only makes learning more interesting for them, it also expands their horizons.
      Outside of the classroom, learning continues at home with the help of Kid Castle’s Virtual Computer School. Launched with great fanfare in the millennial year 2000, the educational site is the place on the web for children to study a number of subjects including English, Chinese, science, math and social studies. With its vivid graphics and pictures, this easy-to-navigate Internet site is growing in popularity among Taiwan’s youth. Parents appreciate the Virtual Computer School’s educational content and the fact that it keeps track of the individual student’s progress.

Kid Castle’s Programs

Kid Castle After-School Education Program — Fostering Children’s Multiple Talents
      Professionally designed, in-depth research into curriculum and child development and experienced, caring teachers are some of the reasons why Kid Castle’s After-School Education Program is becoming one of the most recognized and respected institutions of its kind in Taiwan. The guiding principles behind the program are opening up students’ minds to a more international worldview and perspective with a focus on information and technology.
      The teachers in the After-School Education Program are patient, professional, caring and sincere. They foster an educational environment that is not only fun, but also safe for their students.
      Kid Castle’s curriculum includes computer courses that introduce and explain cutting-edge computer facilities and learning materials to the students. Children learn how to start-up their computers and, with a few clicks of the mouse, go on-line or start a program that opens the doors to the computer world and information age.
      The teaching materials of the After-School Education Program help our students learn basic conversational English through various themes and units. Beginning with the ABCs, by the time most students complete our program, they can say a lot! Fun activities that focus on speaking and listening are an integral part of each class.
      Kid Castle recognizes that children today are the adults of tomorrow. To prepare for the future, the program includes a series of moral stories for students that teach them basic life skills and how to be good people.
      The After-School Education Program is now online. This supplement to the growing virtual world of Internet education reviews the lessons that the children have learned in class. By taking learning home, Kid Castle fosters the interaction between children and parents, bringing everyone closer together.

Kid Castle Pre-School — Establishing English Learning Networks
      To prepare our students to be leaders has always been one of Kid Castle’s missions. We teach our children a number of different subjects in order to open their minds to the wonders of the world and what the future holds. Established island wide, the successful Kid Castle Pre-Schools are where children 3 to 6 years old can get their start.
      Kid Castle has incorporated an interactive teaching method into the pre-school curriculum, which helps children learn English more effectively. Our interactive multi-media and computer materials, including CD ROMs, make learning more fun.
      We recognize that going to pre-school is the first step many young children will take in their education, and that each student’s needs are unique. To aid our students in learning, Kid Castle incorporates a number of teaching tools into the pre-school curriculum, such as colorful books, educational videos, tapes of chants and songs, as well as posters with vivid words and pictures.
      To aid our students in socialization, Kid Castle fosters interaction among all the children in the class. We help them begin to establish interpersonal relations, gain self-confidence and learn how to express themselves through English, Total Physical Response (TPR), arts and crafts and other means.
      Finally, Kid Castle stresses the interaction and relationship among the children, parents, teachers and administrators at the pre-schools. Regular reports help keep parents abreast of their children’s progress and help continue the lessons after school.

Kid Castle Publishing — Bringing English to Your Children
      Our specially designed educational materials are an essential part of our business. Kid Castle publishes a wide-range of successful teaching and learning materials for children such as Chinese textbooks for kindergartens, English textbooks, workbooks, English magazines and accompanying guides, music CDs and tapes, and other supplemental materials for kindergarten and elementary levels. Our market includes individuals, organizations, elementary schools and chain schools — anyone who wants to learn! In addition to publications, Kid Castle provides relevant resources and services to its customers.

Kid Castle Virtual English School
      The Internet is fast becoming the most powerful tool for learning. Asymmetric digital subscriber line, or ADSL, and cable modems will become more and more popular in the near future, speeding up access times and allowing exciting new learning tools to be used.
      Drawing on over ten years of experience in education and the contribution of professionals from many fields, Kid Castle has designed a comprehensive virtual education system in order to be at the forefront of the technical revolution. Our goal is to create an international, informative, technological and humanized virtual world which will motivate our students to develop English language skills in a quick and enjoyable manner. With these goals in mind, Kid Castle expects to have an impressive and comprehensive virtual world, designed for Chinese societies all over the world. It is also expected provide a comprehensive English language learning environment for our students.

Characteristics of the Kid Castle Virtual World
      Our online learning tools have been developed to meet the varying needs of different age groups of children. We emphasize interaction between children to boost the children’s learning interest using the following methods:

•	Employing the “phrase of the week.” Students learn English idioms and new words through the use of a new phrase each week and are asked to write a sentence practicing this phrase.

•	Making use of both the real and virtual worlds. There are a number of virtual characters in our site such as our Company mascot, Chevady. Children are able to communicate with these characters online whenever they want.

•	Providing detailed online feedback to students. Our “online help assistant” is designed to help children with their studies. It reminds students about just about everything — such as when to take a break and what subjects should be reviewed.

•	Sending periodic e-mail progress reports to students. By sending e-mail progress reports to students, they can assess their learning progress on a regular basis.

•	Evaluating students’ performance. Through the use of games to carry out evaluation, we get our students to voluntarily participate in the evaluation process.

Kid Castle’s Advantages
      We are one of the leading online learning centers in Taiwan. Kid Castle has:

Virtual connections and marketing advantages

•	4,340 centers.

•	260 English schools.

•	80 bilingual kindergartens.

•	Over 4,000 schools using our materials.

Student population

•	Over 652,000 students are studying at our educational institutions.

•	Over 52,000 students are studying at our franchise schools.

•	Over 600,000 students are studying in our cooperating schools.

Superior Quality

•	Kid Castle believes it has created a successful corporate brand name.

•	Kid Castle has over 19 years’ management experience in the educational market.

•	Kid Castle has received recognition for its teaching materials from five local school districts in Taiwan.

•	Kid Castle has welcomed outstanding English teachers from some of the finest institutions of learning in the United States and England including the University of California Los Angeles, Brown University, Cornell University, Cambridge University, the University of London, and Warwick University.
Company Organization Chart
The English Language Education Market

Taiwan Market Overview
      Our target market in Taiwan consists of all elementary and pre-school age children. According to a study by the Taiwan Department of Education in 2001, approximately 52.7% of elementary school students are receiving extra-curricular tutoring. In other words, one out of every two students in Taiwan is being tutored in some form of class or institution outside of their regular schooling.

Analysis of Pre-School and Elementary School Market
      Pre-school Educational Market. Among the 1.2 million children in Taiwan between the ages of 2 and 6, 60% (approximately 720,000 children) attend pre-schools, and approximately 70% (about 840,000 children) purchase pre-school English learning materials.
      Elementary School English Language Materials. The Taiwan Department of Education has issued a directive that from the 2002 academic year onward, computer skills and English must be incorporated into the school curriculum for all students in third grade and above. As a result, we believe that over the next decade nearly 1.93 million students will require English language materials for remedial purposes. Taiwan’s schools have little experience in the new curriculums, few materials and a lack of qualified teachers.
      Elementary Remedial Education. We believe that children’s remedial education will move in the direction of diversification of products, increased dissemination of information and additional education that complements the school curriculum with English and computer skills. We estimate that approximately 50% of Taiwan’s 1.93 million 7 to 12-year-old elementary students will participate in remedial courses over the next decade.
      Other Favorable Factors. We believe that every first to fourth grade class will have some form of English language education in its curriculum. Under Taiwan’s National Development Plan, the government plans to budget US $970,000,000 from 2002 to 2007 for English education and online education. In our view these factors make the market for English education services in Taiwan particularly favorable.
China Market Overview
      According to the 2003 market survey by the National Bureau of Statistics of China (NBSC), the English education market is comprised of 25 million children for the kindergarten education market and 122 million elementary students for the after-school tutoring market.
      Yet, despite such a large market and business opportunity, it is still difficult to establish private children’s education businesses in China. Foreign companies have difficulties operating in China due to differences in cultural background and educational methods. We believe that we are an ideal candidate to operate in China because we started in Taiwan, which has similarities to China in terms of culture, educational methods and expectations.
      In the past ten years, China has seen an impressive economic growth rate. With this economic growth, consumers have greatly increased their expenditures. And with the government motto of “children are our treasure,” parents are heavily investing in their children’s education, including putting their children into premium kindergartens, enrolling them in after-school tutoring institutions to improve their English language skills and providing computers and other educational technologies. A large portion of parents’ investment in their children is to place them into prominent schools and internationally recognized universities so that they may become the leaders of society.
      Currently, according to the 2003 NBSC survey, the educational industry that serves China’s children has six core markets worth a total of approximately US $40 billion per year: Pre-school Education, Children’s English Remedial Education, Children’s English Teaching Material, Private Primary School, International Primary School, and Children’s Internet-based Education.
      Remedial English Education. The teaching materials and methods of the People’s Republic of China (PRC) government-sponsored kindergartens are not able to satisfy the demanding needs of parents searching for a high quality learning environment. At the same time, Chinese society has begun to demand that the kindergarten curriculum be taught in English and Chinese. At 25 million pre-schoolers, we believe the current size of China’s pre-school education market is still only at its nascent stages. In 2002, China began to aggressively incorporate English into its elementary school curriculum. The mentality that “English language is a necessity to function in the modern world” is being embedded in the minds and hearts of every household in China and coincides with the following other factors that we believe will transform Chinese elementary education:

•	Because China is the host of the 2008 Olympics, its government is beginning to initiate radical changes in the education curriculum.

•	As a result of its entrance into the World Trade Organization (WTO), China is moving to internationalize its education systems. Learning the English language is a logical process.

•	Many college graduates leave China to continue their academic careers in foreign countries where fluency in the English language is a necessity.

•	Many foreign industries are establishing operations in China. The benefits of working in an international company entice parents to have their children acquire strong English skills so they may be able to enter the new international environment.

•	China, in the long term, has planned to diversify its enterprise and government agencies to a more international orientation. Many people have sought to learn English in order to raise their value in the competitive job market.
      Privately Operated Elementary School Market. The Chinese government has recently been encouraging development of privately operated elementary schools. The Chinese government has also launched a China/ Foreign education co-operative operation with the plan to raise the level of its own educational systems by using foreign know-how and resources. We believe this type of government policy will greatly expand the Private Elementary School Market and create impressive market potential.
      Technology Advancements. China currently has 100 million cable television subscribers according to the Ministry of Information Industry of the PRC. This set-up has allowed the government to connect the people with up-to-date information. The government has already begun a cable/optics and networking system that would expedite the exchange of information more quickly and more reliably. With such technology and the increasing value of Internet-based education, we believe the Children’s Internet-based Education Market will have the technology and the demand to experience significant growth.
      Other Favorable Factors.. We believe the following additional factors make the market for English language education services attractive:

•	rapid national income increase as a result of China’s rapid economic growth, resulting in a greater amount of consumer spending;

•	willingness of families to spend much of their income on their child’s education due to China’s “one-child” policy;

•	the opening of children’s education businesses and kindergartens to public and foreign investment; and

•	the government’s need to cooperate with private companies for teaching methodology and teaching materials.
Strategy
      We have substantially increased, and expect to further increase, our sales and marketing efforts in order to market more aggressively our franchises in China and thereby increase distribution of our English learning materials. Recognizing the importance parents place on brand names when making decisions with respect to their children’s education, we will continue to use our franchise, publishing and Internet operations, as well as various advertising channels, trade shows, and conventions to improve and publicize the “Kid Castle” brand name.
      Our main strategy for growth is to increase our franchises in China from 90 to 700 or more, thereby increasing our student enrollment from 12,000 to 105,000 or more. Each enrolled student in a franchise spends on average approximately $100 per year on our publications. This expansion target would therefore increase our publications revenue by nine times. Of course, as our brand name becomes more established, there will be a corollary effect in increasing sales. Once we have achieved the goal of 700 franchises, which will take up to three to four years, we will include Company owned and operated schools in our operation.
      We carefully consider the choice of location for each of our franchise schools. We first consider whether a particular location is saturated with our franchise schools or other schools. In the process we conduct market research, analysis and surveys. Then, once we have identified a region, we begin a marketing campaign — attending school fairs and expositions, conducting seminars and employing news print, media and other marketing methods. The increase in the number of franchises has required us to hire more personnel, including management personnel and personnel who provide staff training and teacher training, in order to ensure that each franchise has the proper oversight and that the quality of our franchised operations is maintained. We are planning to put in place an effective Enterprise Resource Planning (ERP) system to internally monitor and manage the franchise schools that we intend to set up in China using the same internal system that we use in Taiwan.
Operations
      Our operations are divided between (1) delivery of classroom-based tutoring services through our own franchises and cooperating schools, (2) distribution and sale of our published materials, and (3) more recently, delivery of education services through the Internet.
      The following table sets forth, for the period indicated, the principle categories of our consolidated operating revenue:

	2002	2003	2004

Sales of goods	$5,338,968	$6,438,286	$6,822,420
Franchising income	1,022,552	1,767,087	2,442,746
Other operating revenue	211,454	386,010	463,947
Total operating revenue	$6,572,974	$8,591,383	$9,729,113
      Franchises and Cooperating Schools. Our classroom-based courses and tutoring services are provided through company-operated locations, cooperating schools and our independent franchisees. Our franchisees provide Kid Castle courses and tutoring services under the “Kid Castle” brand name within a specified territory in accordance with their franchise agreements with us. The revenues from our franchisees are comprised of annual licensing fees for using the Kid Castle brand name and consulting services, and the purchase of Kid Castle teaching/learning materials. Our franchisees are typically under exclusive agreements to purchase our course and marketing materials, which they use in conducting and promoting their classes.
      Franchisees must obtain our approval for the location and design of a Kid Castle school and must operate the franchised school in accordance with our methods, standards and specifications. The franchisee is usually required to purchase all of its instructional materials, as well as student explanatory and promotional brochures, from us. We specify requirements for other items necessary for operation of a franchise school, such as computers, instructional materials and furniture.
      We actively manage our franchise system. We require franchisees and their employees to attend initial training seminars in franchise school operations and Kid Castle educational programs. We also offer franchisees continuing training seminars each year. Franchisee training seminars are designed for each type of school and include:

•	Pre-School English Teaching Seminar;

•	Children’s English Teaching Seminar;

•	Care-Taking English Teaching Seminar; and

•	English Kindergarten Teaching Seminar.

      The initial training seminar is designed to familiarize teachers with the three Kid Castle teaching methods (Audio-Lingual, Total Physical Response and Communicative Language Teaching), to introduce our materials, and to help them incorporate our three teaching methods into the daily teaching plan.
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
      In addition to franchise schools, our operations also include cooperating schools, which are not affiliated with our company but contract with us to use our teaching/learning materials. Unlike the franchisees, the cooperating schools are not required to use only our materials and are not required to participate in our Kid Castle training seminars.
      The third type of school, cooperating care-taking schools, serve children of pre-school and elementary school age in a care-taker, as well as an educational, role. These schools are not affiliated with our company but contract with us to use our materials, although on a much smaller scale than the cooperating schools.
      Currently, there are approximately 250 Kid Castle franchisees in Taiwan and 90 in China and approximately 4,000 cooperating schools, including Kid Castle Kindergarten, Kid Castle Computer School and Kid Castle Remedial School. The following table shows the number of our franchisees, cooperating schools and cooperating caretaking schools as of the dates indicated.

	December 31,	December 31,
	2003	2004

Franchisees	300	340

Cooperating schools*	2,000	4,000

* includes Care-Taking schools
      Publishing. Our years of experience in the education field have enabled us to carefully develop what we believe to be superior and effective products, with diversified and innovative content. In addition to our established and proven teaching materials, we have incorporated computer technology into our teaching materials. We have developed Internet, multimedia and audio publications, educational videos/ VCDs, and a complete series of products for the purpose of educating children. We are also developing interactive education programs that engage the senses of hearing, sight and touch.
      Published materials make up approximately 70% of our revenue. The three main channels for distributing our published education materials are franchise schools, kindergartens and elementary schools. Our franchise schools are obligated to exclusively use Kid Castle teaching materials. There are approximately 181,000 kindergartens and 553,000 elementary schools in China, all of whom are potential customers for our teaching materials.
      Internet/ Computer. Our Internet program combines English education, computer education, pre-school and multimedia into a complete specialized package. We combine these materials and Internet networking technology, together with animation, entertainment games and multimedia, to establish a specialized children’s education network program. This interactive network includes our Kid Castle Internet Education for Children and Kid Castle Internet English Schooling Program, in which students 2 to 12 years old choose among a variety of learning methods, programs and program content. We see the Internet service as an added value complementing our teaching materials and our schools. Currently, our Internet products and services are exclusively available to franchisees and cooperating schools through an educational website at no additional charge. However, we are beginning to make our Internet content fee-based for non-Kid Castle students.

Teaching Features and Curriculum
      Our Curriculum for Children’s English Learning is summarized as follows:

Category	Class	Student	Grade	Period

Pre-school Learning	Pre-school children	Ages 3-6	A total of six grades	Six months
Language Learning	Young children	Ages 7-9	A total of fourteen grades	Six months
	Older children	Ages 10-12		Three months
Kid Castle Teaching Materials for Young Children:

•	Fully conform to the natural language development patterns from listen w speak w read w write.

•	Designed using diversified factors of students, such as ages, learning habits and learning cognitions.

•	Teaching materials and degree of difficulty tie in students’ cognition at different phases of their learning periods.

•	The editions of teaching materials are based on students’ interests and needs.

•	Our situational language teaching materials are interesting, practical and catered to daily life.

•	We focus on students’ oral expression and communication abilities. We provide many games and activities for students to practice English, which, in turn, increase their interest in learning English.

•	The curriculum ranges from easy to difficult, with subjects linked to each other in proper sequence.

•	The subjects and content design are diversified.
Sales and Marketing
      The majority of our students’ parents choose our education programs and materials based on the recommendations of other parents and teachers. We also build awareness of our brand and promote our products through our franchisees and relationships with the cooperating schools. Kid Castle maintains an internal sales force and engages in some international, national and local advertising.
      We engage in a broad range of activities to inform potential students and franchisees about our teaching/learning model and the programs we offer. These activities include print and broadcast advertising and direct sales at targeted demographics. A substantial portion of new students and franchisees are referred by parents of students, current franchisees and current users of our published materials.
      Advertising is centrally monitored and is directed primarily at local markets in which a kindergarten is located. Kid Castle approves and monitors all advertising. In addition, all responses are analyzed to provide data for future marketing efforts.
      We market our programs and products primarily through advertising and direct mail. Our marketing activity is primarily directed at parents of potential students. All marketing activity is tracked to measure effectiveness and to provide information for future activities.
      Individual franchisees have their own marketing methodologies for students. However, we monitor and provide general marketing strategies to help our franchisees. Policies, standards, and procedures for new franchisees and cooperating schools are established centrally, but are implemented at the local level through an employee in the marketing department.
      Cooperating schools also create more exposure for our company. By having these schools use our teaching/learning materials, we believe parents and children will be more exposed to the “Kid Castle” brand name, as well as to the after-school education we provide through our care-taking schools.

Competition
      The English language instruction and educational services industry in Asia is highly fragmented, varying significantly among different geographic locations and types of consumers. Our ability to compete depends on our ability to improve existing or create new English language learning materials and courses to distinguish our company from our competitors. Other providers of English language instruction include individual tutors, small language schools operated by individuals, public institutions and franchisees or branches of large language instruction companies, some of which operate internationally. The smaller operations typically offer large group instruction and self-teaching materials for home study, while some larger competitors concentrate on the higher-priced, business-oriented segment of the English language instruction market by offering programs of intensive and individualized instruction.
COMPETITOR ANALYSIS IN TAIWAN

						Automatic
				In	Internet	Speech		Training
	Year	Internet	Numbers	House	Administration	Analysis	Magazine	Program for
Company	Established	Learning	of School	R&D	Platform	System	Publication	Teachers

Kid Castle	1986	x	257	x	x	x	x	x
Giraffe Language School	1986		500					x
Joy Enterprise Organization	1981		210	x			x	x
Jordan’s Language School	1982	x	142					x
Gram English	1981		73	x				x
Sesame English Franchised Schools	1987		163				x	x
Ha Po Computer English School	1996		200					x
COMPETITOR ANALYSIS IN CHINA

						Automatic
				In	Internet	Speech		Training
	Year	Internet	Numbers	House	Administration	Analysis	Magazine	Program for
Company	Established	Learning	of School	R&D	Platform	System	Publication	Teachers

Kid Castle	2001	x	120	x	x	x	x	x
Cambridge Youth School	1996		N/A				x	x
Education First	1993		50	x				x
Ladder Digital Education Corp.	1993	x	94					x
Shane Education	2000		15	x				x
Joy Enterprise Organization	2001		49	x				x

Competitors in Taiwan

Company Name	Description

Joy Enterprise Organization	Joy Enterprise Organization was established in 1981 and its operation focuses on English learning schools and kindergartens. Joy Enterprise Organization is also engaged in the language education publishing business. Currently Joy Enterprise Organization owns approximately 210 schools in Taiwan.
Gram English (Gram)	Gram was established in 1981. Gram focuses on English education to children and adults and is not present in the kindergarten market. Currently Gram has 73 schools in Taiwan.
Jordan’s Language School (Jordan)	Jordan was established in 1982 and currently has 142 schools in Taiwan. In addition to English education, its business also includes mathematics education and computer learning for children. In 2001, Jordan entered the market in mainland China.
Giraffe Language School (Giraffe)	Giraffe was established in 1986. Giraffe currently has 500 English schools in Taiwan, which is more than other competitors in Taiwan. Giraffe’s operation includes English schools and kindergarten.
Ha Po Computer English School (Ha Po)	Ha Po was established in 1996 and currently owns 200 schools in Taiwan. Its operation includes both computer and English education.
Sesame English Franchised Schools, Taiwan (Sesame)	Sesame was established in 1987 in Taiwan. It is a franchise of an international English educational institution. Currently it has 163 schools in Taiwan.
Competitors in China

Company Name	Description

Cambridge Youth School	Cambridge provides English instruction for children and teenagers and is not present in the kindergarten market. Cambridge’s tuition is moderate. Cambridge is well-known because it was established some time ago.
English First	English First began its development in China in 1993. English First currently has 50 kindergarten schools in China. Its entrance fee into a franchise and its tuition are very high. English First has not been established long enough to be well known.
Ladder Digital Education Corp.	Ladder Digital Education Corp. entered the China market in 1993. Its direct sale of books is its core operation. Ladder Digital Education Corp. is considered to be respectable in its industry, and has recently been expanding towards the English education school market.
Shane Education	Shane entered the Shanghai market in 2000, and caters more to adult education and leans towards England-styled English. Its tuition is higher than ours, and its operation is limited to the Shanghai region.
Joy Enterprise Organization	Joy Enterprise Organization entered into the China market in recent years. Its teaching materials are its core operation. Joy Enterprise Organization has already expanded to two operations of franchise schools in Cheng Duo.
Employees
      As of December 31, 2004, we had 273 full-time employees and 6 part-time employees. We intend to hire additional employees on a part-time or independent contractor basis in connection with certain projects in

China. We do not intend to hire additional U.S.-based employees in the foreseeable future. None of our employees is represented by a labor union and we consider our relationships with our employees to be good.
Regulatory Environment
      Taiwan. The Ministry of Education of Taiwan (MOE) requires that teaching/learning materials that are to be used by elementary schools and junior high schools for compulsory education first be submitted to the MOE for review. The material submission process is as follows: following the submission of materials, the MOE will review the materials and submit a decision within 90 days, subject to an extension of 30 days. If the MOE approves the materials, the applicant must send five copies of the final version to the MOE. The MOE performs a final review and makes a final decision within 60 days. If the MOE does not approve the initial submission, the applicant has 45 days to resubmit the materials with any corrections that the MOE deems necessary. The MOE reviews the resubmitted materials and makes its decision within 45 days. If the materials are not approved, or the corrections are not satisfactory to the MOE, the applicant has 30 days to make additional corrections and submit the corrected materials to the MOE. The MOE will then return its decision within 30 days. If the MOE does not approve the corrections on the third re-submission, the applicant may appeal within 30 days and MOE will review the appeal and make a decision within 30 days after its receipt of the appeal. If the appeal is rejected by MOE, the applicant will have to start the approval process over.
      The Employment Service Act of Taiwan and relevant regulations require all foreign remedial education instructor applicants to be above 20 years of age, to have a diploma from a college or above, and the language to be taught by the foreign employees should be the national language used in the country specified on the passport of such foreign employees.
      China. According to the China-Foreign School Cooperation Regulation effective September 2003, foreign companies cannot operate educational franchises through wholly-owned entities, but must do so in cooperation with local Chinese investors. These cooperative arrangements must be approved by the Chinese government. Such regulation also limits the number of seats on the board of directors or any controlling board or committee that may be offered to foreign investors or their nominees to no more than half of such seats. The director of the school, as well as the chairman of the board, can be foreign individuals; however, the principal or the person responsible for administration must be reviewed by the government approval authority.
      The China Ministry of Education (CMOE) has general guidelines for every province and major city, but each province and some major cities, such as Shanghai and Beijing, have their own administrative body for education and their own regulations and requirements. Teaching/learning materials should be recorded with the governmental approval authority.
      The CMOE, under the Kindergarten Operation and Management Regulation, stipulates the following:

•	the location of the kindergarten must be in accordance to the safety standards determined by the CMOE;

•	schoolmasters, principals and teachers each must have a diploma from a teachers’ college and a background in children’s education or higher;

•	school staff must have a junior high education/diploma equivalent or higher; and

•	nurses and similar positions must have a high school education/diploma or higher.
      The following violations will result in penalties, including reorganization/correction (with deadline), suspension of student enrollment, and/or suspension of operation:

•	non-licensed operation, where the location and environment are unsatisfactory to government standards; and

•	distributing materials that are inappropriate for children or materials that violate the Educational Standards set by the CMOE. More severe violations, such as illegal controlled substance usage, possession of dangerous instruments, corporal punishment, and/or embezzlement of school funds or property, will result in punishment and sanctions in accordance with the degree of violation.

Intellectual Property and Property Rights
      The name “Kid Castle” and various drawings used in our materials are trademarked and registered to us in Taiwan. Our copyrights, trademarks, service marks, trade secrets, proprietary technology and other intellectual property rights distinguish our products and services from those of our competitors, and contribute to our competitive advantage in our target markets. To protect our brand, products and services and the systems that deliver those products and services to our customers, we rely on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements and licensing arrangements with our employees, customers, independent contractors, sponsors and others.
Corporate History
      We are a Florida corporation that was incorporated on July 19, 1985 as Omni Doors, Inc. From inception through June 30, 1998, our primary business was the assembly and distribution of industrial doors for sale to building contractors in the South Florida geographic market. Until April 6, 1998, we were a wholly-owned subsidiary of Millennia, Inc., a publicly-owned Delaware corporation. On April 6, 1998, the Board of Directors of Millennia declared the payment of a stock dividend to Millennia’s stockholders. Millennia stockholders received one share of our common stock for each four shares of Millennia common stock owned. This distribution of approximately 570,000 shares of our company represented approximately five percent (5.0%) of the total issued and outstanding shares of our common stock.
      Pursuant to a contract dated July 14, 1998, Millennia sold 10,260,000 shares (representing 90% of the total outstanding shares) of our common stock to an unrelated firm, China Economic Growth Investment Corp., LLC, which then distributed the shares to its three partners, Yong Chen, Zuxiang Huang and Zheng Yao.
      On April 6, 2001, pursuant to a stock purchase agreement dated April 2, 2001, Halter Capital Corporation, a privately-owned Texas corporation, purchased 6,822,900 shares of our common stock from Zheng Yao, representing approximately 60% of our issued and outstanding shares of common stock. Simultaneously with this change in control transaction, Sophia Yao, our then sole officer and director, resigned and the following two persons were elected to replace her: Kevin B. Halter, Sr. as President and a director, and Kevin B. Halter, Jr. as Secretary-Treasurer and a director.
      On June 19, 2002, pursuant to a stock purchase agreement dated June 6, 2002, Powerlink International Finance, Inc., a British Virgin Islands corporation (Powerlink), purchased 2,830,926 shares of our common stock from Halter Capital Corporation, representing approximately 57% of our issued and outstanding shares of common stock.
      Simultaneously with the purchase, the then officers and directors of the Company resigned and the following three persons were elected to replace them: Chin-Chung Hsu, President, Treasurer and Director; Wen-Hao Hsu, Secretary and Director; and Chien-Hwa Liu, Director.
      On June 25, 2002, we changed our name to King Ball International Technology Corporation and on August 22, 2002, to Kid Castle Educational Corporation. On October 1, 2002, we acquired all of the issued and outstanding stock of Higoal Developments Limited, a Cayman Islands company (Higoal), pursuant to an Exchange Agreement dated as of October 1, 2002 (the Exchange Agreement), among Higoal, the shareholders of Higoal, Kuo-An Wang and Kid Castle. Higoal, which is based in Taipei, Taiwan, is the parent company of Kid Castle Internet Technologies Limited and Kid Castle Educational Software Development Company Limited.
      Pursuant to the Exchange Agreement, Higoal became our wholly-owned subsidiary, and in exchange for the Higoal shares, we issued 11,880,000 shares of our common stock to the shareholders of Higoal in exchange for 100% of the issued and fully paid-up capital of Higoal. As a result of the share exchange, the former shareholders of Higoal hold a majority of our outstanding capital stock.

Where You Can Find More Information
      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our website address is http://www.kidcastle.com.

ITEM 2.	PROPERTIES
      We lease many of our facilities, consisting principally of administrative office space, warehouse space and sales offices. In addition, we lease housing accommodations for our employees in China.
      Our principal executive offices consist of 530 square meters of office space that we own and which are located at the 8th Floor, No. 98, Min Chuan Road, Hsien Tien, Taipei, Taiwan, Republic of China (R.O.C.).
      We believe that our current space is adequate for our current needs.
      The following table sets out the location and size of the material facilities of our subsidiaries, Kid Castle Internet Technologies Limited and Kid Castle Educational Software Development Company Limited:
Kid Castle Internet Technologies Limited

		Floor
Nature	Location	Space(m2)

Registration area	No. 148, Jianguo Road, Hsien Tien, Taipei, Taiwan, R.O.C.	48
Administrative office	8th Floor, No. 100, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	530
Administrative office	8th Floor, No. 100-1, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	375
Administrative office	Room 5, 8th Floor, No. 251, Min Chuan 1st Road, Kaohsiung, Taiwan, R.O.C.	312
Warehouse	3rd Floor, No. 108, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	496
Warehouse	No. 242, Sec. 1, Min Yi Road, Wugu Township, Taipei, Taiwan, R.O.C.	3,300
Kid Castle Education Software Development Limited

		Floor
Nature	Location	Space(m2)

Administrative office	4th Floor, No. 1277, Beijing West Road, Shanghai, P.R.C.	469

ITEM 3.	LEGAL PROCEEDINGS
      The Company is not a party to any legal proceedings of a material nature.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      On May 4, 1998, the Company’s common stock was approved for quotation on the NASD Over-the-Counter Bulletin Board under the trading symbol “OMDO.” On June 28, 2002, the trading symbol was changed to “OMDR.” On August 22, 2002, the trading symbol was changed to “KDCE.” The high and low bid quotations for the Company’s common stock were as follows for the periods below (as reported by NASDAQ). The quotations below reflect inter-dealer prices without retail markup, markdown, or commission and may not represent actual transactions:

	High Bid	Low Bid

Fiscal Year Ended December 31, 2004
1st Quarter	5.00	2.90
2nd Quarter	4.00	3.00
3rd Quarter	3.50	0.90
4th Quarter	1.95	0.75

	High Bid	Low Bid

Fiscal Year Ended December 31, 2003
1st Quarter	6.00	5.00
2nd Quarter	6.05	5.00
3rd Quarter	6.05	4.80
4th Quarter	5.70	4.25
      At March 25, 2005, the Company had approximately 1,700 shareholders of record.
      The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.
Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities
      Not applicable.
Purchases of Equity Securities by Registrant and Affiliated Purchasers
      Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA
Four-Year Selected Financial Data

	Years Ended December 31,

	2004	2003	2002	2001

	(In thousands, except for per share data)
Statement of Operations Data:
Operating revenue	$9,729,113	$8,591,383	$6,572,974	$5,841,739
Operating costs	3,433,558	3,022,364	2,895,568	2,563,731
Net loss	1,254,592	1,940,591	1,906,996	570,998
Loss per share — basic and diluted	0.066	0.115	0.150	0.048
Balance Sheet Data:
Current assets	$8,143,067	$8,129,906	$5,373,309	$4,665,911
Total assets	12,781,424	12,542,216	9,772,872	8,189,641
Current liabilities	8,726,637	7,457,171	6,365,639	4,451,061
Total liabilities	12,353,708	10,834,219	9,136,306	5,658,349
Total shareholders’ equity	393,925	1,707,997	636,566	2,531,292
	$12,781,424	$12,542,216	$9,772,872	$8,189,641

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
      This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate,” and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.
GENERAL
      We are engaged in the business of children’s education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audio tapes, video tapes and compact discs. A major portion of our educational materials focuses on English language education. We also sell educational tools and equipment that are complementary to our business. Our major business originally started in Taiwan. In 2001, we started to expand our business in the People’s Republic of China (PRC). We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools, and monthly and bi-weekly magazines to provide children ranging from 2 to 12 years of age a chance to learn exceptional English language and computer skills, and to provide a pre-school education program.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
      Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, equity investments, income taxes, financing operations, pensions, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
      Revenue Recognition. We recognize sales of teaching materials and educational tools and equipment as revenue when title of the product and risk of ownership are transferred to the customer, which occurs at the time of delivery, or when the goods arrive at the customer designated location, depending on the associated shipping terms. Additionally, we deliver products sold by our distributors directly to the distributors’ customers and as such the delivered goods are recognized as revenue in a similar way as sales to our direct customers. We estimate sales returns and discounts based on historical experience and record them as reductions to revenues.
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
      As of December 31, 2004, the balance of our amortizable intangible assets was $894,419, including franchise-related intangible assets of $563,293 and copyrights of $331,126. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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
      Currency Risk. Our transactions with suppliers and customers are primarily effected in New Taiwan dollars, which is the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited. As a result of our expansion in the PRC, our transactions denominated in Renminbi, which is the functional currency of our PRC subsidiaries, Kid Castle Educational Software Development Company Limited and Jiangxi 21st Century Kid Castle Culture Media Co., Ltd., are increasing. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar and the Renminbi will affect our reported financial results. Such impacts could be meaningful and are independent of the underlying performance of the business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to the effects of such unfavorable changes in exchange rates.
RESULTS OF OPERATIONS

Comparison of Fiscal Years 2004 and 2003
      Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $1,137,730, or 13%, to $9,729,113 for the year ended December 31, 2004 (fiscal year 2004) from $8,591,383 for the year ended December 31, 2003 (fiscal year 2003), including the increase in sales of goods of $384,134 and the franchising income of $675,659 and other operating revenues of $77,937.
      Sales of goods. The increase in sales of goods, from $6,438,286 for fiscal year 2003 to $6,822,420 for fiscal year 2004, or 6%, was mainly due to the increase in net sales of goods generated from our Shanghai operations of $803,112, or 117%, to $1,487,033 for fiscal year 2004 from $683,921 for fiscal year 2003.
      Franchising income. The increase in franchising income, from $1,767,087 for fiscal year 2003 to $2,442,746 for fiscal year 2004, or 38%, was mainly due to the increase in the number of our franchised schools in Shanghai. Franchising income for Shanghai increased by $455,619 from $399,771 for fiscal year 2003 to $855,390 for fiscal year 2004.
      Other operating revenue. Our other operating revenues represents revenue from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and fees for designing the school layout of our franchised schools. Other operating revenue increased by $77,937, or 20%, to $463,947 for fiscal year 2004 from $386,010 for fiscal year 2003. The increase was mainly due to revenue generated from our services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools.
      Gross Profit. Gross profit increased by $726,536, or 13%, to $6,295,555 for fiscal year 2004 from $5,569,019 for fiscal year 2003. The increase in gross profit was attributable to the fact that the rate of increase in our franchising costs from December 31, 2003 to December 31, 2004 was lower than the rate of increase in our franchising income for the same period.
      Total Operating Costs. Total operating costs decreased by $65,326, or 1%, to $7,078,859 for fiscal year 2004 from $7,013,533 for fiscal year 2003. Advertising costs increased by $125,796, or 31%, to $532,015 for fiscal year 2004 from $406,219 for fiscal year 2003. This increase was mainly due to the additional expenses incurred with respect to the filming of commercials for our new promotional campaign for our products and franchised schools.

      Other Operating Expenses. Other operating expenses decreased by $60,470, or 1%, to $6,546,844 for fiscal year 2004 from $6,607,314 for fiscal year 2003, principally due to decreases in salary expenditures resulting from a reduction in employee headcount in our Taiwan operations.
      Interest Expenses, Net. Net interest expenses decreased by $128,527, or 46%, to $150,704 for fiscal year 2004 from $279,231 for fiscal year 2003, primarily due to the repayment of a loan due to a shareholder in 2003 (please refer to Note 20 to our Condensed Consolidated Financial Statements for more information).
      Loss on Write-Off of an Investment. Loss on write-off of an investment in fiscal year 2003 was due to an agreement to restructure our relationship with Global International Education Investment Ltd. (Global International) from one of equity ownership to a franchising fee arrangement. As a result, during fiscal year 2003, we recognized a loss of $133,267 in our operating results.
      Provision for Taxes. Provision for taxes for fiscal years 2004 and 2003 were $430,729 and $209,434, respectively. These provisions for income taxes mainly represent the use of net operating loss carry-forwards to offset the income generated for our operations in Taiwan and an increase in the valuation allowance charged against deferred tax assets generated from our PRC operations in order to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized.

Comparison of Fiscal Years 2003 and 2002
      Total Net Operating Revenue. Total net operating revenue increased by $2,018,409, or 31%, to $8,591,383 for fiscal year 2003 from $6,572,974 for the year ended December 31, 2002 (fiscal year 2002), including the increases in sales of goods of $1,099,318, franchising income of $744,535 and other operating revenue of $174,556.
      Sales of goods. The increase in sales of goods, from $5,338,968 for fiscal year 2002 to $6,438,286 for fiscal year 2003, or 21%, was mainly due to net sales of goods totaling $844,926 that was derived during 2003 from our new distribution channel of direct marketing, which we launched at the end of 2002. In addition, net sales of goods generated from our Shanghai operations increased by $543,614, or 387%, to $683,921 for fiscal year 2003 from $140,307 for fiscal year 2002.
      Franchising income. The increase in franchising income, from $1,022,552 for fiscal year 2002 to $1,767,087 for fiscal year 2003, was mainly due to the increase in the number of our franchise schools, both in Taiwan and Shanghai, and the increase in our annual franchising fees. In addition, franchising income generated from our Shanghai operations totaled $399,771 for fiscal year 2003, in comparison with $173,696 for the prior fiscal year.
      Other operating revenue. Our other operating revenue represents revenue from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs and designing school layouts for franchised schools. Other operating revenue increased by $174,556, or 83%, to $386,010 for the fiscal year 2003 from $211,454 for fiscal year 2002. The increase was mainly due to the new service provided to the franchise schools for the design of their school layout of $195,571 for fiscal year 2003.
      Gross Profit. Gross profit increased by $1,891,613, or 51%, to $5,569,019 for fiscal year 2003 from $3,677,406 for fiscal year 2002. Our gross margin increased to 65% for fiscal year 2003 from 56% for the same period in the prior fiscal year. The increase in gross profit corresponded to the increase in net operating revenue. In addition, we were able to negotiate more favorable terms with our vendors, leading to a significant reduction in our purchasing costs and an increase in our gross margin from period to period.
      Total Operating Costs. Total operating costs increased by $1,456,725, or 26%, to $7,013,533 for fiscal year 2003 from $5,556,808 for fiscal year 2002. Our advertising costs increased by $289,855, or 249%, to $406,219 for fiscal year 2003 from $116,364 for the prior fiscal year. This increase was mainly due to the increased spending on advertising costs in filming our new commercials for franchised schools and on the promotion of our new magazines.

      Other Operating Expenses. Other operating expenses increased by $1,166,870, or 21% to $6,607,314 for fiscal year 2003 from $5,440,444 for fiscal year 2002, principally due to an increase in commission fees paid to distributors and an increase in expenses as a result of our expansion in Shanghai, PRC. The incremental expenses incurred in maintaining our Shanghai office, which was established in April 2002, were approximately $760,000. In addition, we recruited senior officers to strengthen our management team and enlarge our work force in Taiwan, leading to an increase in employee compensation and benefits by approximately $604,000 during 2003. Furthermore, on January 27, 2003 we entered into a sponsorship agreement with a PRC entity pursuant to which we paid a sponsorship fee of approximately $241,000 to a PRC charity fund to ameliorate the “psychology, nutrition and constitution” of children in the PRC.
      Interest Expenses, Net. Net interest expense increased by $22,828, or 9%, to $279,231 for fiscal year 2003 from $256,403 for fiscal year 2002, primarily due to a loan from a shareholder in April 2002 that bears a monthly interest rate of 2.1%, and a new loan obtained from a financial institution in the amount of $586,338 in March 2003.
      Loss on Write-Off of an Investment. On June 5, 2003, pursuant to a special resolution adopted by our board of directors, we resolved to amend the agreement we entered into on May 16, 2001 with Global International to change our cooperation relationship. On June 10, 2003, we entered into a letter of intent with Global International to change the structure of our strategic alliance from one of equity ownership to a franchising fee arrangement. Pursuant to our agreement with Global International, we gave up our 15% ownership in Global International in exchange for the revised payment structure. As of June 30, 2003, we evaluated the future economic benefit of the investment and concluded that it had been impaired. Hence, as of December 31, 2003, we wrote off the investment and recorded a loss of $133,267 in our fiscal year 2003 operating results. On August 25, 2003, we entered into a revised agreement with Global International to provide consulting services to Global International. Under the terms of the revised agreement, we are entitled to consulting fees equal to 15% of Global International’s annual net income. The service period covered by this revised agreement began on July 1, 2003. As of December 31, 2003, Global International was in a loss position for 2003, and therefore we have not accrued any consulting fee income from Global International under the revised agreement.
      Provision for Taxes. Provision for taxes for fiscal year 2003 was $209,434. This income tax provision mainly represents the use of net operating loss carry-forwards to offset the income generated from our operations in Taiwan and an increase in the valuation allowance that we charged against deferred tax assets generated from our Shanghai operations in order to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized. Income tax benefit for fiscal year 2002 was $18,333. This income tax benefit mainly represents the net operating loss carry forwards on the period’s tax losses.
LIQUIDITY AND CAPITAL RESOURCES

Comparison of Fiscal Years 2004 and 2003
      As of December 31, 2004, our principal sources of liquidity included cash and bank balances of $213,564 which decreased from $1,273,723 at December 31, 2003. The decrease was mainly due to the expenditures to fund the daily operations and the new investments in our PRC operations (please refer to Note 8 to our Condensed Consolidated Financial Statements for more information).
      Net cash used in operating activities was $1,544,902 and $2,689,688 during fiscal years 2004 and 2003, respectively. Net cash used in operating activities during fiscal year 2004 was primarily attributed to net loss and an increase in cash used to purchase inventories.
      Net cash (used in) provided by investing activities were ($354,073) and $900,330 during fiscal years 2004 and 2003, respectively. The $1,254,403 difference was primarily attributable to cash provided by pledged notes receivable of $15,760 during fiscal year 2004, as compared to that of $1,302,135 during fiscal year 2003.
      Net cash provided by financing activities during fiscal year 2004 was $914,229 as compared to $2,920,607 during fiscal year 2003. The $2,006,378 difference was primarily attributable to net proceeds of $2,514,428 we received from the issuance of 3,592,040 shares of our common stock during fiscal year 2003, and the repayment of loans from officers/shareholders of $585,006 during fiscal year 2004.

Comparison of Fiscal Years 2003 and 2002
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
      Net cash (used in) provided by operating activities was ($2,689,688) and $33,886 during fiscal years 2003 and 2002, respectively. Net cash used in operating activities during fiscal year 2003 was primarily attributed to the decrease of notes and accounts payable of $648,923 and reductions of receipts in advance of $932,208, as compared to the increases in accounts and notes payable of $85,826 and in receipts in advance of $1,058,151 for fiscal year 2002.
      Net cash provided by (used in) investing activities amounted to $900,330 and ($477,650) during fiscal years 2003 and 2002, respectively. During fiscal years 2003 and 2002, cash received from (used in) pledged notes receivable amounted to $1,302,135 and ($208,063), respectively, and capital expenditures were $275,899 for fiscal year 2003, of which $58,072 was financed via a capital lease arrangement, compared to $215,682 for fiscal year 2002. In addition, the Company was repaid $123,366 owed to it by a shareholder/director in 2003. The amount was originally loaned to the shareholder to finance his individual investment in Global International. The loan was repaid in full to us prior to December 31, 2003 without any loss. We also prepaid and acquired investments totaling $208,984 in two PRC companies, which were in the early stage of their operations as of December 31, 2003, to satisfy the cash requirements for these companies.
      Net cash provided by financing activities during fiscal year 2003 was $2,970,607 as compared to $536,660 during fiscal year 2002. The $2,433,947 difference was primarily attributed to the net proceeds of $2,514,428 we received from the issuance of 3,592,040 shares of our common stock for cash in 2003.
      As of December 31, 2003, we had a total line of credit of $2,198,769 from certain banks and the unused credit facility of $39,812.

Off-Balance Sheet Arrangements
      As of December 31, 2004, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations
      The Company, Higoal and its subsidiaries are collectively referred to as the “Group.” The following table represents the Group’s contractual obligations:

	Payments Due by Period

	Total	2005	2006	2007	2008	2009	Thereafter

	(Thousand dollars)
Contractual obligations
Bank borrowing	4,285	2,632	810	100	89	89	565
Pension benefit	29	—	—	—	—	—	29
Operating leases	1,644	305	248	222	208	135	526

Total	5,958	2,937	1,058	322	297	224	1,120

Bank Borrowing
      One of our financing sources is from bank borrowings. As of December 31, 2004 and December 31, 2003, the balances of bank borrowings, including current and non-current portions, were $4,284,807 and $2,484,471, respectively.

Equity Investments in Joint Ventures
      On May 28, 2004, the Group signed a joint venture agreement with Zhangjhou Yu Hua Educational Investment Co., Ltd. in Henan Province, PRC to establish a company, Henan Kid Castle Education Development Co., Ltd. with registered capital of RMB$300,000. Pursuant to this joint venture agreement, the Group and Zhangjhou Yu Hua Educational Investment Co., Ltd. own 65% and 35% interests in Henan Kid Castle Education Development Co., Ltd., respectively. No capital contribution has yet been made for the joint venture as of December 31, 2004.
      On June 29, 2004, the Group signed a joint venture agreement with Li Kai and Zhang Wuen Shou in the PRC to establish a company, Shanxi Kid Castle Education Development Co., Ltd. with registered capital of RMB$500,000. Pursuant to this joint venture agreement, the Group, Li Kai and Zhang Wuen Shou own, respectively, 51%, 30% and 19% interests in Shanxi Kid Castle Education Development Co., Ltd. No capital contribution has yet been made for the joint venture as of December 31, 2004.

Pension Benefit
      We have a non-contributory and funded defined benefit retirement plan (the “Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, as described in Note 16 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $28,845, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for fiscal years 2004, 2003 and 2002 amounted to $83,176, $72,775 and $41,466, respectively.

Operating Leases
      We have entered into several non-cancelable lease arrangements for administrative office space, warehouse space and sales offices for various lengths of time.

Going Concern
      The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As the Group is aggressively expanding its business in the PRC and the Group’s PRC operation is still in an emerging stage and has not turned profitable, the Group has suffered recurring losses from operations and has a net capital deficiency. The above conditions raise substantial doubt about the Group’s ability to continue as a going concern, if the investment in the PRC does not gradually see returns. As discussed in Note 13 to our Condensed Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their continuous support to the Group until other sources of funds have been obtained. Moreover, as discussed in Note 23 to our Condensed Consolidated Financial Statements, subsequent to December 31, 2004, the Group successfully obtained new bank facilities in the first quarter of 2005 (please refer to Note 13 and Note 23 to our Condensed Consolidated Financial Statements for more information). Management believes that, with continuous growth in the sales in the PRC, the existing directors’ support and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NEW ACCOUNTING PRONOUNCEMENTS
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of any entities created prior to and subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures.
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

      In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement until further guidance is issued for its application. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investment accounted for under the cost method. The Group is currently evaluating the effect of this proposed statement on its financial position and results of operations.

Non-GAAP Financial Measures
      None.
Risks Relating to Our Business

We have a history of operating losses and we anticipate losses and negative cash flow to continue for the foreseeable future, and unless we are able to generate profits and positive cash flow on a consistent basis we may not be able to continue operations.
      Our ability to attain a positive cash flow and become profitable depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our business of child educational teaching materials and related services focusing on English language in Taiwan and the PRC. We may be unable to achieve and maintain profitability if we fail to do any of the following:

•	maintain and improve our current products and services and develop or license new products on a timely basis;

•	compete effectively with existing and potential competitors;

•	further develop our business activities;

•	manage expanding operations; and

•	attract and retain qualified personnel.
      We have incurred operating losses since inception. As a result, as of December 31, 2004, we had an accumulated deficit of $7,312,074. We incurred net losses of $1,906,996, $1,940,591, and $1,254,592 for the years ended December 31, 2002, 2003 and 2004, respectively, and had cash flow from operations of $33,886, ($2,689,688) and $(1,544,902) for the years ended December 31, 2002, 2003 and 2004, respectively. If we are unable to achieve and maintain a positive cash flow and profitability, we may be unable to continue our operations. Even if we do achieve a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future.
      Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease. Specifically, if we cannot effectively maintain, improve and develop our products and services, we may not be able to recover our fixed costs or otherwise turn profitable. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes, evolving education industry standards or customer needs and trends on a timely basis. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, services or service enhancements. These new products, services and service enhancements may not achieve market acceptance or our competitors may develop alternative technologies and methods that gain broader market acceptance than our products and services. Accordingly, we cannot assure you that we will be able to generate the cash flow and profits necessary to sustain our business expectations, which makes our ability to successfully implement our business plan uncertain.

We cannot predict whether demand for our products and services will continue to develop, particularly at the volume or prices that we need to become profitable.
      Although the market for English language instruction and education is growing rapidly, we cannot be certain that this growth will continue at its present rate, or at all. We believe our success ultimately will depend upon, among other things, our ability to:

•	increase awareness of our brand and the availability of our products and services;

•	continue to attract and develop relationships with educational institutions and regulatory authorities in our targeted geographic markets; and

•	continue to attract and retain customers.

Because our operating results are tied, in part, to the success of our franchisees, the failure of our franchisees could adversely affect our operating results.
      Our revenues include licensing fees received from franchisees of Kid Castle. Accordingly, our future revenues will be impacted by the gross revenues of Kid Castle franchisees and the number of schools operating by these franchisees. Although our revenues from Kid Castle franchise operations will vary directly with the gross revenues of our franchisees, we are not directly dependent on the franchisees’ profitability. We believe, however, that the profitability of existing franchisees is key to our ability to attract new franchisees and open new franchised schools. Therefore, factors that adversely affect the revenues and profitability of our franchisees may have an adverse effect on our operating results.
      There can be no assurance that our franchisees will operate schools successfully. While no individual franchisee represents more than 1% of our franchise revenues, a significant failure of our franchisees to operate successfully could adversely affect our operating results. The resolution of certain franchisee financial difficulties may cause us to incur additional costs, due to uncollectible accounts receivable related to franchise and license fees, the purchase of teaching and learning materials and/or potential claims by franchisees and could have a material adverse effect on our results of operations.

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

Because we face competition from established competitors, we may be unable to maintain the market share.
      Our primary competitors, including Giraffe Language School in Taiwan, Ladder Digital Education Corp. in Taiwan and the PRC, and Joy Enterprises Organization in Taiwan and the PRC, have significant financial, technical and marketing resources, and/or name recognition. Some of these competitors have a longer operating history and greater overall resources than we do. These companies also have established customer support and professional services organizations. As a result, our competitors may be able to adapt more quickly to changes in customer needs, offer products and services at lower prices than we do, and devote greater resources than we do to the development and sale of teaching/learning products and services, which could result in reducing our market share.

Because we intend to expand internationally, we will be subject to risks of conducting business in foreign countries.
      As we expand our operations outside of Taiwan, we will be subject to the risks of conducting business in foreign countries, including:

•	our inability to adapt our products and services to local cultural traits and customs;

•	our inability to locate qualified local employees, partners and suppliers;

•	difficulties managing foreign operations;

•	the potential burdens of complying with a variety of foreign laws;

•	trade standards and regulatory requirements;

•	geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships;

•	legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;

•	uncertainties of laws and enforcement relating to the protection of intellectual property;

•	political, economic and social conditions in the foreign countries where we conduct operations;

•	currency risks and exchange controls;

•	potential inflation in the applicable foreign economies; and

•	foreign taxation of earnings and payments received by us from our franchisees and affiliates.
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
      We strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available and the steps we have taken may be inadequate to protect our intellectual property. In addition, there can be no assurance that competitors will not independently develop similar intellectual property. If others are able to copy and use our products and delivery systems, we may not be able to maintain our competitive position. If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources, which could harm our business.
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
      Although we have taken steps to avoid infringement claims from others, these measures may not be adequate to prevent others from claiming that we violated their copyrights, other trademarks or other proprietary rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages or we may lose the rights to use our products or to modify them.

We rely substantially on bank loans and our inability to obtain sufficient funding may adversely affect our liquidity and financial condition.
      We rely substantially on bank loans to satisfy our funding requirements. As of December 31, 2002, 2003 and 2004, our bank loans and loans from financial institutions were $4,284,807, $2,484,471 and $1,982,019 respectively. Although, in our experience, our bank loans and loans from financial institutions have been, in the past, a stable source of funding, no assurances can be given that this will continue to be the case. If we are unable to secure sufficient borrowings, our liquidity position would be adversely affected, and we may be required to seek more expensive sources of funding to finance our operations.
      Implementing our strategies may require substantial capital expenditures. To the extent these expenditures exceed our cash resources, we will be required to seek additional debt or equity financing. Our ability to obtain sufficient financing and the cost of such financing will depend on numerous factors, some of which are beyond our control, including:

•	our financial condition;

•	general economic and capital market conditions;

•	availability of credit from banks or lenders and conditions in the financial markets;

•	investor confidence in us; and

•	economic, political and other conditions in Taiwan and the PRC.
      If we are unable to obtain sufficient funding for our operations or development plans on commercially acceptable terms, or at all, our liquidity and financial condition may be adversely affected.

Because we conduct operations in New Taiwan Dollars and Renminbi (RMB), we are subject to risk from exchange rate fluctuations.
      Our transactions with suppliers and customers are effected in New Taiwan dollars, the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited (KCIT), and, as a result of our expansion in the PRC, increasingly in RMB, the functional currency of our PRC subsidiary, Kid Castle Educational Software Development Company Limited (KCES). Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar and the RMB will affect our reported shareholders’ equity from one period to the next. Such impacts could be meaningful and are independent of the underlying performance of our business. The market price of our securities could be significantly affected by unfavorable changes in exchange rates. We do not actively manage our exposure to such unfavorable changes in exchange rates.

Because our officers and directors are not U.S. persons, and our operating subsidiaries are Taiwan and People’s Republic of China companies, you may be unable to enforce judgments under the Securities Act.
      Our operating subsidiaries are a Taiwanese company and a PRC company and our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of the assets of our business and of such persons are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon such persons or to enforce court judgments in the United States obtained against such persons in the United States courts and predicated upon the civil liability provisions of the Securities Act.
                  Our internal controls and management systems are not currently consistent with international practices in certain respects and we are in the process of improving these controls to enable us to certify the effectiveness of our internal controls under the Sarbanes-Oxley Act of 2002. Our failure to timely and successfully upgrade these controls and systems could subject us to regulatory actions and harm the price of our stock.
      Our internal control and management systems were designed to meet the standards generally adopted by private Taiwan companies and the internal control and management systems of our PRC subsidiaries were designed to the standards generally adopted by companies in China. These standards are different from the standards and best practices adopted by companies in the United States. We have identified areas in which our current control and management systems do not meet international standards and practices. In addition, during their audit, our external auditors brought to our attention a number of areas in which our current internal controls and management systems do not reduce undetected material errors or fraud to a relatively low level of risk, which could adversely affect our ability to accurately and timely record, process, summarize and report financial data. Pursuant to the Sarbanes-Oxley Act of 2002 and the various rules and regulations adopted pursuant thereto or in conjunction therewith, we are required, for fiscal year 2004, to perform an evaluation of our internal controls over financial reporting and file an assessment of its effectiveness with the U.S. Securities and Exchange Commission. For Fiscal 2005, our external auditors are required to attest to such evaluation. Unless we successfully upgrade our controls and systems, we will not be able to satisfactorily comply with our obligation under the Sarbanes-Oxley Act of 2002 and our external auditors will be unable to provide a satisfactory certification. We have prepared an internal plan of action for compliance, which includes a schedule of activities to address our need to meet these standards and best practices. If we fail to successfully complete the improvements we have scheduled on a timely basis, or if the activities fail to raise our internal controls and management systems to the levels required by international standards or legal requirements, or if we fail to implement new or improved controls, then we may fail to meet our reporting obligations and our auditors may be unable to certify the management’s assertion of the effectiveness of our internal controls as required under the Sarbanes-Oxley Act of 2002. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

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
      The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouses).
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

An outbreak of Severe Acute Respiratory Syndrome (SARS) may adversely affect our results of operations.
      In March 2003, Guangdong Province of the PRC, Hong Kong, Singapore, Taiwan and several other Asian countries encountered an outbreak of SARS, a highly contagious form of atypical pneumonia. In the future, if any of our employees or students is suspected to have contracted SARS, under certain circumstances such employees, students and affected areas of our premises may have to be quarantined. As a result, we may have to temporarily suspend all or part of our operations. Furthermore, a future outbreak of SARS may negatively impact our ability to attract foreign teachers, who may be less inclined to come to Taiwan, and to attract and retain students, whose parents may choose to have them taught at home by individual tutors or forego supplemental English learning altogether. Although the World Health Organization removed all of the above regions from its list of areas affected by SARS by the summer of 2003, and there have been only a relatively small number of confirmed cases of SARS since that time, we cannot rule out the possibility of a future outbreak or predict the effect any such future outbreak could have on our company.
Risks Relating to The People’s Republic of China

Our operations in the PRC are subject to political, regulatory and economic uncertainties.
      Our operations and assets in the PRC are subject to significant political, regulatory and economic uncertainties. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, restrictions on the manner of operating educational institutions or disseminating educational materials, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the PRC government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the PRC government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.
      In addition, in July 2003, our subsidiary, KCES, entered into agreements with a local Chinese party, 21st Century Publishing House, in Jiangxi Province to establish two joint ventures, Jiangxi 21st Century Kid Castle Culture Media Co., Ltd. (KC Culture Media) and 21st Century Kid Castle Language and Education Center (KC Education Center). KC Culture Media and KC Education Center are established to engage primarily in the publication and distribution of English language education materials, enter into franchise and consulting relationships with kindergarten and language schools, and provide services to cooperative schools in China. We intend to use them as one of our primary vehicles for our expansion into the PRC market. Although we received, on January 19, 2004 and October 31, 2003, licenses from the applicable government authorities to conduct the business of KC Culture Media and KC Education Center in the PRC, the regulations with respect to operation of businesses by foreign-owned entities are still in flux. There is no assurance that the licenses will not be challenged by the PRC authorities.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to market risk, including from changes in certain foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.
      The following analysis provides quantitative information regarding our exposure to foreign currency exchange risk and interest rate risk.

Interest rate exposure
      We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2004, we have projected that, if interest rates were to increase by 1%, the result would be an annual increase in our interest expense of $32,688. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

Foreign currency exposure
      We have operations in both Taiwan and the PRC. The functional currency of Higoal Development Ltd. and its subsidiary, Kid Castle Internet Technologies Ltd. is NT Dollars and the financial records are maintained and the financial statements are prepared for these entities in NT Dollars. The functional currency of Kid Castle Educational Software Development Company Ltd. and its consolidated investee, Jiangsi 21th Century Kid Castle Culture Media Co. Ltd. is RMB and the financial records are maintained and the financial statements are prepared for these entities in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor do we use such instruments for speculative purposes. The translation from the applicable local currency assets and liabilities to the U.S. Dollar is performed using exchange rates in effect at the balance sheet date except for shareholders’ equity, which is translated at historical exchange rates. Revenue and expense accounts are translated using average exchange rates during the period. Gains and losses resulting from such translations are recorded as a cumulative translation adjustment, a separate component of shareholders’ equity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of PricewaterhouseCoopers are presented beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
      We are in the process of identifying, developing and implementing measures to improve the effectiveness of our disclosure controls and procedures, and, in particular, internal controls, including plans to enhance our resources, systems and training with respect to our financial reporting and disclosure responsibilities, and to review our actions with the audit committee and independent auditors. Since April 2004, we have been in the process of implementing a system with respect to internal control over financial reporting. In May 2004, we began installing a new ERP system through an application service provider, and we expect the installation to be completed in the fourth quarter of 2005. Our CEO and our CFO believe that such measures will help improve our disclosure controls and procedures. Based on this information, as of December 31, 2004, our CEO and our CFO believe that, subject to the limitations noted above, our disclosure controls and procedures are effective in ensuring that material information required to be included in Kid Castle’s SEC reports is made known to them on a timely basis.
      In July 2004, our accounting manager, who was in charge of handling our internal control over financial reporting, resigned. We hired a new accounting manager in August 2004, who is responsible for general accounting matters and coordinating our internal control over financial reporting. Although this personnel change caused a temporary interruption of our internal control over financial reporting, we believe that our timely replacement of accounting personnel, the ongoing implementation of our new system with respect to internal control over financial reporting and the installation of our ERP system have minimized any adverse effect that may have been caused by such resignation.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information regarding our directors and executive officers is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2004 fiscal year, or such information will be included by amendment.

ITEM 11.	EXECUTIVE COMPENSATION
      Information regarding executive compensation is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2004 fiscal year, or such information will be included by amendment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS
      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2004 fiscal year, or such information will be included by amendment.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2004 fiscal year, or such information will be included by amendment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information regarding principal accounting fees and services is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2004 fiscal year, or such information will be included by amendment.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) List of documents filed.

(1) Consolidated Financial Statements

The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of PricewaterhouseCoopers are presented beginning at page F-1.

(2) Summary of Quarterly Results

	1Q		2Q		3Q		4Q		For the Year

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenue
Sales of goods	$2,029,853	$2,102,498	$1,186,926	$712,735	$2,444,267	$2,488,914	$1,161,374	$1,134,139	$6,822,420	$6,438,286
Franchising income	528,132	431,651	664,608	415,298	622,244	473,337	627,762	446,801	2,442,746	1,767,087
Other operating revenue	52,353	55,728	151,561	79,791	185,932	126,295	74,101	124,196	463,947	386,010
Total net operating revenue	2,610,338	2,589,877	2,003,095	1,207,824	3,252,443	3,088,546	1,863,237	1,705,136	9,729,113	8,591,383
Operating costs
Cost of goods sold	(674,505)	(551,832)	(650,418)	(346,036)	(1,101,089)	(912,418)	(143,066)	(437,848)	(2,569,078)	(2,248,134)
Cost of franchising	(132,101)	(116,249)	(113,403)	(165,606)	(128,476)	(139,913)	(100,324)	(21,506)	(474,304)	(443,274)
Other operating costs	(57,195)	(45,126)	(78,544)	(47,248)	(171,921)	(116,050)	(82,516)	(122,532)	(390,176)	(330,956)
Total operating costs	(863,801)	(713,207)	(842,365)	(558,890)	(1,401,486)	(1,168,381)	(325,906)	(581,886)	(3,433,558)	(3,022,364)
Gross profit	1,746,537	1,876,670	1,160,730	648,934	1,850,957	1,920,165	1,537,331	(1,123,250)	6,295,555	5,569,019
Advertising costs	(126,642)	(43,975)	(327,850)	(154,772)	(72)	(98,483)	(77,451)	(108,989)	(532,015)	(406,219)
Other operating expenses	(2,016,424)	(1,648,347)	(1,413,680)	(1,474,346)	(1,525,248)	(1,764,537)	(1,591,492)	(1,720,084)	(6,546,844)	(6,607,314)
(Loss) income from operations	(396,529)	184,348	(580,800)	(980,184)	325,637	57,145	(131,612)	(705,823)	(783,304)	(1,444,514)
Interest expenses, net	(21,765)	(74,021)	(43,171)	(80,451)	(35,956)	(72,197)	(49,812)	(52,562)	(150,704)	(279,231)
Share of loss of investments	46,967	(12,710)	(15,542)	0	(20,816)	0	(47,182)	(36,639)	(36,573)	(49,349)
Loss on write-off of investment	0	0	0	(132,116)	0	0	0	(1,151)	0	(133,267)
Other non-operating income, net	43,673	56,129	38,097	18,108	(10,788)	69,997	80,999	30,970	151,981	175,204
(Loss) income before income taxes	(327,654)	153,746	(601,416)	(1,174,643)	258,077	54,945	(147,607)	(765,205)	(818,600)	(1,731,157)
Benefit (provision) for taxes	0	(148,497)	(1,222)	(34,184)	(110,345)	(148,253)	(319,162)	121,500	(430,729)	(209,434)
Net income (loss) from operations	(327,654)	5,249	(602,638)	(1,208,827)	147,732	(93,308)	(466,769)	(643,705)	(1,249,329)	(1,940,591)
Minority interest income	0	0	0	0	(2,611)	0	(2,652)	0	(5,263)	0
Net (loss) income	$(327,654)	$5,249	$(602,638)	$(1,208,827)	$145,121	$(93,308)	(469,421)	(643,705)	(1,254,592)	(1,940,591)
(Loss) earnings per share — basic and diluted	$(0.017)	$0	$(0.032)	$(0.08)	$0.008	$(0.005)	(0.025)	(0.038)	(0.066)	(0.115)
Weighted-average shares used to compute (loss) earnings per share — basic and diluted	18,999,703	15,074,329	18,999,703	15,074,329	18,999,703	18,190,869	18,999,703	16,810,113	18,999,703	16,810,113

(3) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts
Accounts receivable

Allowance for doubtful accounts and sales returns

	Balance at	Charged to	Write-Offs and	Translation	Balance at
	Beginning of Year	Expenses	Others	Adjustments	End of Year

2002	$146,320	$136,385	$—	$1,086	$283,791
2003	283,791	182,418	—	(29,368)	436,841
2004	436,841	29,297	(289,007)	19,057	196,188
Inventory
      Provision for loss on inventory obsolescence and slow-moving items

	Balance at	Charged	Translation	Balance at
	Beginning of Year	(Credit) to Costs	Adjustments	End of Year

2002	$709,038	$42,630	$—	$751,668
2003	751,668	(109,411)	9,538	651,795
2004	651,795	70,792	53,150	775,737
Deferred income tax assets
      Valuation allowance for deferred income tax assets — current

	Balance at	Charged to	Translation	Balance at
	Beginning of Year	Expenses	Adjustments	End of Year

2002	$—	$—	$—	$—
2003	—	390,829	3,781	394,610
2004	394,610	193,573	40,306	628,489
      Valuation allowance for deferred income tax assets — non current

	Balance at	Charged to	Translation	Balance at
	Beginning of Year	Expenses	Adjustments	End of Year

2002	$—	$—	$—	$—
2003	—	29,796	288	30,084
2004	30,084	9,445	3,090	42,619
      (b) Exhibits
      The exhibits filed with this annual report on Form 10-K are listed in the Exhibit Index that follows the signatures.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID CASTLE EDUCATIONAL CORPORATION

By:	/s/ Kuo-An Wang

Name: Kuo-An Wang

Title:	Chief Executive Officer
Date: April 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kuo-An Wang Kuo-An Wang	Director and President (Principal Executive Officer)	April 15, 2005

/s/ Yu-En Chiu Yu-En Chiu	Director, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 15, 2005

/s/ Suang-Yi Pai Suang-Yi Pai	Director	April 15, 2005

/s/ Chin-Chen Huang Chin-Chen Huang	Director	April 15, 2005

Ming-Tsung, Shih	Director

Robert Theng	Director

Exhibit Index

		Incorporated by	Exhibit No.
Exhibit		Reference from	in Referenced
Number	Description	Document	Document

3.1	Articles of Incorporation	Form SB-2 filed November 6, 1997	3.1
3.2	Bylaws	Form 10-KSB filed March 30, 2004	3.2

10.1	Stock Purchase Agreement by and among Halter Capital Corporation, Powerlink International Finance, Inc. and Omni Doors, Inc. dated as of June 6, 2002.	Form 8-K filed July 2, 2002	10.1

10.2	Exchange Agreement by and among Kid Castle Educational Corporation, Hi-Goal Development Corp., the shareholders of Hi-Goal and Kuo-An Wang, dated as of October 1, 2002	Form 10-KSB filed November 8, 2002	10.2

10.3	Loan Agreement, by and among, Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang and Yu-En Chiu (Guarantors) and the Bank of Panhsin	Form 10-KSB filed May 13, 2003	10.7

10.4	Agreement for Working Capital, dated as of September 5, 2002, by and among Cosmos Bank Taiwan, Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor)	Form 10-KSB filed May 13, 2003	10.8

10.5	Acknowledgements of Loan, Loan Agreement by and between Chang Hwa Commercial Bank and Kid Castle Internet Technology Corporation and Guarantee Agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor)

10.6	Acknowledgement of Loan by First Commercial Bank and Receipts of Borrowing by Kid Castle Internet Technology Corporation and First Commercial Bank

10.7	Acknowledgement of Loan by International Bank of Taipei and Loan agreement by and between Kid Castle Internet Technology Corporation and International Bank of Taipei

10.8	Acknowledgement of Loan by Pan Asia Commercial Bank (currently name changed to Bowa Bank), Loan agreement by and between Pan Asia Commercial Bank and Kid Castle Internet Technology Corporation, and Receipt of Borrowing by and among Kid Castle Internet Technology Corporation (Borrower), Mr. Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor) and Pan Asia Commercial Bank

10.9	Approval Notice and Purchase Agreement dated as of August 27, 2004 by and among Chailease Finance Co., Ltd. (Seller), Kid Castle Internet Technology Corporation (Buyer), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor) and Agreement by and between Chailease Finance Co., Ltd. (Seller), Kid Castle Internet Technology Corporation (Buyer)

10.10	Purchase Agreement by and between Kid Castle Internet Technology Corporation (Seller) and Bowa Internation Leasing Corporation (Buyer), Purchase Agreement by and between Kid Castle Internet Technology Corporation (Buyer) and Bowa Internation Leasing Corporation (Seller) and Agreement by and between Kid Castle Internet Technology Corporation and Bowa Internation Leasing Corporation

		Incorporated by	Exhibit No.
Exhibit		Reference from	in Referenced
Number	Description	Document	Document

10.11	House Lease Agreement, dated as of April 28, 2004, by and between Real Estate Co. of Shanghai China International Travel Service Co. Ltd. and Kid Castle Internet Technology Corporation

10.12	Lease Agreement, dated as of December 31, 2004, by and between Ji-Ru Chen (Lessor), and Kid Castle Internet Technology (Lessee)

10.13	Lease Agreement, dated as of February 19, 2003, by and between Hung-Sen Kan and Kid Castle Internet Technology Corporation	Form 10-KSB filed May 13, 2003	10.13

10.14	Lease Agreement, dated as of May 21, 2004, by and between, Rei-Bi Wang (Lessor) and Kid Castle Internet Technology Corporation (Lessee)

10.15	Lease Agreement, dated as of July 1, 2004, by and between Kid Castle Internet Technology Corporation (Lessor) and Chevady Educational Corporation (Lessee)

10.16	Lease Agreement, by and between Tsong-Lian Lu (Lessor) and Kid Castle Internet Technology Corporation (Lessee)	Form 10-KSB filed May 13, 2003	10.16

10.17	Lease Agreement, by and between Kuan Lei Construction Ltd. (Lessor) and Kid Castle Internet Technology Corporation (Lessee)

10.18	English Summary of Lease Agreement of Warehouse by and between Jen Shan Chang and Hon Chan Lin (Lessor) and Kid Castle Internet Technology Corporation (Lessee)

10.19	Loan Agreement, dated as of April 15, 2002, by and between His-Ming Pai and Higoal Developments Limited	Form 10-KSB filed May 13, 2003	10.21

10.20	Stock Purchase Agreement, dated as of October 1, 2002, by and between Kid Castle Educational Corporation and Concourse Financial, Inc.	Form 10-KSB filed May 13, 2003	10.22

10.21	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Planet Technology Corporation	Form 10-KSB filed March 30, 2004	10.17

10.22	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Efficient Ventures Limited	Form 10-KSB filed March 30, 2004	10.18

10.23	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Axford Investments Limited	Form 10-KSB filed March 30, 2004	10.19

10.24	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Ace Capital Investments Limited	Form 10-KSB filed March 30, 2004	10.20

10.25	Stock Purchase Agreement, dated as of August 18, 2003, by and between Kid Castle Educational Corporation and Globe Wisdom Investments Limited	10-QSB filed November 14, 2003	10.1

10.26	English language summary of Management Service Agreement dated as of August 25, 2003 by and between Global International Education Investment Ltd. and Higoal Investment Ltd.	Form 10-KSB filed March 30, 2004	10.22

		Incorporated by	Exhibit No.
Exhibit		Reference from	in Referenced
Number	Description	Document	Document

10.27	English language summary of joint venture agreement by and between 21st Century Publishing Company and Kid Castle Educational Software Development Company Limited	10-QSB filed November 14, 2003	10.2

10.28	English language summary of joint venture agreement dated as of April 1, 2004 by and between Tianjin Foreign Enterprises & Experts Service Corp. and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.1

10.29	English language summary of joint venture agreement dated as of April 28, 2004 by and among LANBEISI Education & Culture Industrial Co., Ltd, Sichuan Province Education Institutional Service Center and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.2

10.30	Loan Agreement, dated November 25, 2003, by and between Shanghai Kid Castle Educational Software Development Co., Ltd. and 21st Century Publication Company	Form 10-KSB filed March 30, 2004	10.24

10.31	English language summary of Educational Equipment Supply Agreement dated as of October 30, 2003 by and between Shanghai Kid Castle Educational Software Development Co., Ltd. (Buyer) and Hai Cheng (Shanghai) Information Technology Co., Ltd.	Form 10-KSB filed March 30, 2004	10.26

10.32	Loan Agreement dated as of March 11, 2003 by and among Kid Castle Internet Technology Corporation (Borrower), Macoto Bank (Lender), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor)	Form 10-KSB filed March 30, 2004	10.27

10.33	21st Century Kid Castle Culture Media Co., Ltd. Investment Contract dated as of July 8, 2003, by and among Shanghai Kid Castle Educational Software Development Co., Ltd. and 21st Century Publishing House	Form 10-KSB filed March 30, 2004	10.28

10.34	Contract for Cooperation in Running School dated July 2003, by and among Shanghai Kid Castle Educational Software Development Co., Ltd. and 21st Century Publishing House	Form 10-KSB filed March 30, 2004	10.29

10.35	English language summary of Liability Transfer Agreement dated as of March 25, 2004 by and among Higoal Development Limited, Kidcastle Internet Technologies Limited, Mr. Hsi Ming Pai and Mr. Kuo-An Wang and Mr. Yu-En Chiu	Form 10-KSB filed March 30, 2004	10.30

10.36	Exchange Agreement dated October 1, 2002, by and among Higoal Development Limited and Kid Castle Educational Corporation	Form 8-K/A filed May 9, 2003	10.1

10.37	Stock Purchase Agreement dated April 2, 2001, by and among Halter Capital Corporation, Zheng Yao, Sophia Yao and Omni Doors, Inc.	Form 8-K/A filed April 12, 2001	10.1

10.38	Stock Purchase Agreement dated July 14, 1998, by and among Millennia, Inc., Omni Doors, Inc. and China Economic Growth Investment Corp., LLC	Form 8-K filed July 20, 1998	10.1
10.39	Loan Agreement dated January 1, 2002, by and among Kid Castle Enterprises Limited and Kid Castle Corporation	Form 10-KSB filed May 13, 2003	10.5

10.40	Loan Agreement dated November 1, 2000, by and among Kid Castle Enterprises Limited and Kid Castle Corporation	Form 10-KSB filed May 13, 2003	10.6

10.41	Loan Approval Notice from The Bank of Panhsin dated October 10, 2001	Form 10-KSB filed May 13, 2003	10.7

		Incorporated by	Exhibit No.
Exhibit		Reference from	in Referenced
Number	Description	Document	Document

10.42	Cooperative Agreement dated May 16, 2001, by and among Yang Ming-Tan, Wang, Bing-Xiong, Zhang, Chun-Yuan, Shu, Yi-Yun, Wu, Shu-Hui, Tzae, Li-Mai, Lee Ching-Ming, Tsai, Ji-Zhi, Tu, Shu-Hui, Wu, Yi-Nan, Kid Castle Internet Technology Corporation Limited and British Virgin Island Educational Investment Corporation	Form 10-KSB filed May 13, 2003	10.19

10.43	Loan Agreement dated October 23, 2001, by and among Kid Castle Internet Technology Corporation and Kuo-An Wang	Form 10-KSB filed May 13, 2003	10.20

14	Code of Ethics

16.1	Letter from BDO International pursuant to Item 304(a)(3) of Regulation S-B	Current Report on Form 8-K filed July 10, 2003	16.1

16.2	Letter from S.W. Hatfield, CPA dated July 17, 2002	Form 8-K filed July 19, 2002	16.1

16.3	Letter from Hein & Associates LLP dated March 15, 2001	Form 8-K filed March 15, 2001	16.2

16.4	Letter from Hein & Associates LLP dated March 21, 2001	Form 8-K/A filed March 21, 2001	16.3

21	Subsidiaries of the Company	Form 10-KSB filed March 30, 2004	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kid Castle Educational Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and shareholders of
Kid Castle Educational Corporation
      In our opinion, the accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, of shareholders’ equity and of cash flows for the years ended December 31, 2004 and 2003 present fairly, in all material aspects, the financial position of Kid Castle Educational Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2004 and 2003 appearing under Item 15 (a) (3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2002 were audited by other independent accountants whose report dated April 15, 2003 expressed an unqualified opinion on those statements.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PricewaterhouseCoopers
Taipei, Taiwan
March 31, 2005

Kid Castle Educational Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003

	(Expressed in US Dollars)
ASSETS
Current assets
Cash and bank balances	$213,564	$1,273,723
Bank fixed deposits — pledged (Note 13)	294,331	204,889
Notes and accounts receivable, net (Notes 3 and 20)	2,401,904	2,334,385
Inventories, net (Note 4)	2,979,738	1,991,951
Other receivables (Notes 5 and 20)	337,848	524,974
Prepayments and other current assets (Note 6)	478,752	122,292
Pledged notes receivable (Note 13)	1,218,356	1,062,406
Deferred income tax assets (Note 7)	218,574	615,286

Total current assets	8,143,067	8,129,906
Deferred income tax assets (Note 7)	170,477	120,335
Prepaid interest in associates	24,165	60,323
Interest in associates (Note 8)	99,467	114,200
Property and equipment, net (Note 10)	2,188,092	1,993,849
Intangible assets, net of amortization (Note 11)	894,419	989,865
Long-term notes receivable	240,971	505,091
Pledged notes receivable (Note 13)	407,149	444,302
Other assets	613,617	184,345

Total assets	$12,781,424	$12,542,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank borrowings — short-term and maturing within one year (Note 13)	$2,632,982	$1,317,690
Notes and accounts payable (Note 20)	1,506,543	1,072,584
Accrued expenses (Note 12)	703,407	805,556
Amounts due to officers (Note 20)	—	572,160
Other payables	283,080	266,276
Deposits received (Note 14)	498,266	421,734
Receipts in advance (Note 15)	2,996,558	2,924,636
Income tax payable (Note 7)	97,142	44,067
Obligation under capital leases due within one year	8,659	32,468

Total current liabilities	8,726,637	7,457,171
Bank borrowings maturing after one year (Note 13)	1,651,825	1,166,781
Receipts in advance (Note 15)	1,124,809	1,467,025
Obligation under capital leases	—	5,534
Deposits received (Note 14)	689,530	603,635
Accrued pension liabilities (Note 16)	160,907	134,073

Total liabilities	12,353,708	10,834,219

Commitments and contingencies (Note 17)
Minority interest	33,791	—

Shareholders’ equity
Common stock, no par share (Note 18):
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at December 31, 2004 and 2003	7,669,308	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit (Note 19)	(7,312,074)	(6,057,482)
Accumulated other comprehensive loss	(222,650)	(163,170)

Total shareholders’ equity	393,925	1,707,997

Total liabilities and shareholders’ equity	$12,781,424	$12,542,216

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Operations

	Years Ended December 31,

	2004	2003	2002

	(Expressed in US Dollars)
Operating revenue (Note 20)
Sales of goods	$6,822,420	$6,438,286	$5,338,968
Franchising income	2,442,746	1,767,087	1,022,552
Other operating revenue	463,947	386,010	211,454

Total net operating revenue	9,729,113	8,591,383	6,572,974

Operating costs (Note 20)
Cost of goods sold	(2,569,078)	(2,248,134)	(2,389,167)
Cost of franchising	(474,304)	(443,274)	(351,674)
Other operating costs	(390,176)	(330,956)	(154,727)

Total operating costs	(3,433,558)	(3,022,364)	(2,895,568)

Gross profit	6,295,555	5,569,019	3,677,406
Advertising costs	(532,015)	(406,219)	(116,364)
Other operating expenses	(6,546,844)	(6,607,314)	(5,440,444)

Loss from operations	(783,304)	(1,444,514)	(1,879,402)
Interest expenses, net (Note 13)	(150,704)	(279,231)	(256,403)
Share of profit (loss) of investments	(36,573)	(49,349)	9,043
Loss on write-off of an investment	—	(133,267)	—
Other non-operating income, net	151,981	175,204	201,433

Loss before income taxes and minority interest income	(818,600)	(1,731,157)	(1,925,329)
Income taxes (expense) benefit (Note 7)	(430,729)	(209,434)	18,333

Loss after income taxes	(1,249,329)	(1,940,591)	(1,906,996)
Minority interest income	(5,263)	—	—

Net loss	$(1,254,592)	$(1,940,591)	$(1,906,996)

Loss per share — basic and diluted	$(0.066)	$(0.115)	$(0.150)

Weighted-average shares used to compute loss per share — basic and diluted	18,999,703	16,810,113	12,684,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Shareholders’ Equity

	Common Stock					Accumulated
			Additional			Other
	Number of		Paid-In	Legal	Accumulated	Comprehensive
	Shares	Amount	Capital	Reserve	Deficit	Loss	Total

			(Expressed in US Dollars)
Balance, January 1, 2002	11,880,000	$4,654,880	$204,021	$30,642	$(2,175,217)	$(183,034)	$2,531,292
Net loss for 2002	—	—	—	—	(1,906,996)	—	(1,906,996)
Cumulative translation adjustment	—	—	—	—	—	22,270	22,270

Comprehensive loss							(1,884,726)

Merger transaction	3,120,829	—	(10,000)	—	—	—	(10,000)
Issuance of common stock without consideration	73,500	—	—	—	—	—	—
Appropriation of legal reserve	—	—	—	34,678	(34,678)	—	—

Balance, December 31, 2002	15,074,329	4,654,880	194,021	65,320	(4,116,891)	(160,764)	636,566
Net loss for 2003	—	—	—	—	(1,940,591)	—	(1940,591)
Cumulative translation adjustment	—	—	—	—	—	(2,406)	(2,406)

Comprehensive loss							(1,942,997)

Issuance of common stock for cash	3,592,040	2,514,428	—	—	—	—	2,514,428
Repayment of a liability by issuance of common stock	333,334	500,000	—	—	—	—	500,000

Balance, December 31, 2003	18,999,703	7,669,308	194,021	65,320	(6,057,482)	(163,170)	1,707,997
Net loss for 2004	—	—	—	—	(1,254,592)	—	(1,254,592)
Cumulative translation adjustment	—	—	—	—	—	(59,480)	(59,480)

Comprehensive loss							(1,314,072)

Balance, December 31, 2004	18,999,703	$7,669,308	$194,021	$65,320	$(7,312,074)	$(222,650)	$393,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(Expressed in US Dollars)
Cash flows from operating activities
Net loss	$(1,254,592)	$(1,940,591)	$(1,906,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	203,077	176,564	116,612
Amortization of intangible assets	161,648	156,861	156,588
Allowance for sales returns	(75,595)	127,585	136,385
Allowance for doubtful debts	104,892	182,418	42,630
Provision (reversal of) for loss on inventory obsolescence and slow-moving items	70,792	(109,411)	(9,043)
Share of loss of investments in associates	36,573	49,349	14,493
Loss on write-off of an investment	—	133,267	1,434
Loss (gain) on disposal of property and equipment	6,879	(91)
Minority interest income	2,616	—	—
(Increase)/decrease in:
Notes and accounts receivable	65,060	(427,489)	(734,431)
Inventories	(599,829)	(410,659)	(648,421)
Other receivables	(60,977)	386,973	824,970
Prepayments and other current assets	(264,909)	(261,046)	163,746
Deferred income tax assets	381,664	165,138	(42,461)
Other assets	(394,070)	(52,595)	(4,727)
Increase/(decrease) in:
Notes and accounts payable	192,896	(648,923)	85,826
Accrued expenses	(145,690)	234,643	700,929
Other payables	(129,292)	(60,116)	110,031
Receipts in advance	(38,325)	(932,208)	1,058,151
Income taxes payable	47,194	43,645	(256,293)
Deposits received	129,253	451,811	171,449
Accrued pension liabilities	15,833	45,187	53,014

Net cash (used in) provided by operating activities	(1,544,902)	(2,689,688)	33,886

Cash flows from investing activities
Purchase of property and equipment	(321,001)	(275,899)	(215,682)
Proceeds from disposal of property and equipment	70,062	13,550	—
Net cash acquired from acquisition of subsidiary	79,151	—	—

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,

	2004	2003	2002

	(Expressed in US Dollars)
Amount due from shareholder/director	—	123,366	(43,627)
Prepayment of long-term investments	(24,131)	(59,745)	—
Acquisition of long-term investments	(103,762)	(149,239)	—
Bank fixed deposits — pledged	(70,152)	(53,838)	(10,278)
Pledged notes receivable	15,760	1,302,135	(208,063)

Net cash (used in)provided by investing activities	(354,073)	900,330	(477,650)

Cash flows from financing activities
Proceeds from bank borrowings	$3,351,287	$2,718,990	$75,111
Repayment of bank borrowings	(1,821,481)	(2,249,551)	(109,223)
Repayment of capital leases	(30,571)	(20,434)	(28,490)
(Repayment of loan) borrowings from officers/shareholders	(585,006)	(42,826)	599,262
Issuance of common stock	—	2,514,428	—

Net cash provided by financing activities	914,229	2,920,607	536,660

Net (decrease) increase in cash and cash equivalents	(984,746)	1,131,249	92,896
Effect of exchange rate changes on cash and cash equivalents	(75,413)	16,668	68
Cash and cash equivalents at beginning of year	1,273,723	125,806	32,842

Cash and cash equivalents at end of year	$213,564	$1,273,723	$125,806

Supplemental disclosure of cash flow information
Interest paid	$238,225	$425,575	$295,039

Income taxes paid	$6,280	$3,160	$317,675

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$—	$58,072	$—

Increase of long-term investments corresponding to the (decrease) of the following accounts:
Prepaid long-term investments	$(61,202)	$—	$—

Other receivable — related parties	$(120,422)	$—	$—

Write-off of an equity investment against deferred income:
Balance of an equity investment	$—	$300,710	$—
Balance of deferred income	—	(167,443)	—

Loss on write-off of an equity investment	$—	$133,267	$—

Repayment of a liability by issuance of common stock	$—	$500,000	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements
(Expressed in US Dollars)

NOTE 1 —	ORGANIZATION AND DESCRIPTION OF BUSINESS
      Kid Castle Internet Technologies Limited (KCIT) was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China (“ROC”) as a limited liability company. KCIT is engaged in the business of children’s education focusing on the English language. The business is comprised of publication, sales and distribution of books, magazines, audiotapes, videotapes and compact discs, and the franchising and sales of merchandises complementary to the business of teaching children the English language. KCIT commenced operations in April 2000 when it acquired the above business from a related company, Kid Castle Enterprises Limited (KCE), which was owned by two directors and shareholders of KCIT.
      On March 9, 2001, KCIT formed a wholly-owned subsidiary, Premier Holding Investment Property Limited incorporated in the British Virgin Islands, which held the entire common stock of Higoal Developments Limited (Higoal) incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited (KCES) in the People’s Republic of China (the PRC). The existing operations of Higoal are principally located in Taiwan and are being expanded in the PRC. In June 2002, after KCIT undertook a series of group restructurings, KCIT became the direct owner of the outstanding shares of Higoal. Premier Holding Investment Property Limited was then liquidated in June 2003.
      On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the shareholders of KCIT in exchange for 100% of the outstanding common stock of KCIT. As a result of this reorganization, KCIT became a wholly owned subsidiary of Higoal. On October 1, 2002, Kid Castle Educational Corporation (the Company), formerly King Ball International Technology Limited Corporation entered into an exchange agreement with Higoal whereby the Company issued to the shareholders of Higoal 11,880,000 shares of common stock of the Company in exchange for 100% of the issued and fully paid up capital of Higoal.
      As a result of the share exchange, the former shareholders of Higoal hold a majority of the Company’s outstanding capital stock. Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby Higoal is deemed to have purchased the Company. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.
      In July 2003, KCES entered into an agreement with 21st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (Culture Media). It was agreed that KCES and 21st Century Publishing House each owned 50% ownership and that each party contributed RMB$1 million for the incorporation. On July 2, 2004, KCES acquired additional 40% of Culture Media’s ownership from 21st Century Publishing House. KCES now owns 90% of Culture Media.
      The Company, Higoal and its subsidiaries collectively are referred to as the “Group.” The operations of the Group are principally located in Taiwan and the PRC.
NOTE 2 — SUMMARY OF IMPORTANT ACCOUNTING POLICIES

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation and Transactions
      The functional currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in US$. The functional currency of Higoal and its subsidiary, KCIT is New Taiwan Dollars (“NT$”) and the financial records are maintained and the financial statements are prepared in NT$. The functional currency of KCES and Culture Media is Renminbi (“RMB”) and the financial records are maintained and the financial statements are prepared in RMB.
      For the Company, foreign currency transactions during the year are translated into US$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at year-end exchange rates. All exchange differences are dealt with in the statement of operations.
      For Higoal and KCIT, foreign currency transactions during the year are translated into NT$ at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into NT$ at year end exchange rates. All exchange differences are dealt with in the statement of operations.
      For KCES and Culture Media, foreign currency transactions during the year are translated into RMB at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into RMB at year end exchange rates. All exchange differences are dealt with in the statement of operations.
      For the purpose of preparing the Group’s consolidated financial statements, the statement of operations of KCES prepared in RMB have been translated at the average exchange rates of NT$4.037 = RMB1.00 (2003: NT$4.153 = RMB1.00; 2002: NT$4.167 = RMB1.00) and the balance sheet expressed in RMB have been translated at the exchange rate of NT$3.831 = RMB1.00 (December 31, 2003: NT$4.112 = RMB1.00; December 31, 2002: NT$4.184 = RMB1.00) ruling as of December 31, 2004. Translation adjustments are included as a component of shareholders’ equity.
      For presentation of the Group’s consolidated financial statements, the consolidated statement of operations and consolidated statement of cash flows of Higoal prepared in NT$ have been translated at the average exchange rate of US$1.00 = NT$33.42 (2003: US$1.00 = NT$34.44; 2002: US$1.00 = NT$34.50) and the consolidated balance sheet of Higoal expressed in NT$ have been translated at the exchange rate of US$1.00 = NT$31.71 (December 31, 2003: US$1.00 = NT$34.11; December 31, 2002: US$1.00 = NT$34.60) ruling as of December 31, 2004. Translation adjustments are included as a component of shareholders’ equity.

Revenue Recognition
      Sales of books, magazines, audiotapes, video tapes, compact discs and other merchandise are recognised as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Provision is made for expected future sales returns and discounts when revenue is recognized.
      Franchising income is recognized on a straight-line basis over the terms of the relevant franchise agreements.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

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

Investments in Associates
      Investments in other companies in which, through ownership and other factors, the Company has significant influence, but less than a majority of the voting common stock are accounted for under the equity method. Under the equity method the Company includes its share of the investee’s income or loss in its results of operations. The Company reviews its investments on a regular basis and considers factors including the operating results, available evidence of the market value and economic outlook of the relevant industry sector. When the Company concludes that an investment has suffered impairment that is other-than-temporary, the impairment is written off against earnings.

Fair Values of Financial Instruments
      The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2004, 2003 and 2002 because of the relatively short-term maturity of these instruments.

Property, Equipment and Depreciation
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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

Intangible Assets
      Franchises and copyrights are stated at cost and amortized on the straight-line method over their estimated useful lives of 10 years.

Long-lived Assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Advertising Costs
      All advertising costs incurred in the promotion of the Company’s products and services are expensed as incurred.

Income Taxes
      The Group accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when it is not considered more likely than not that the deferred tax assets will be realized.

Net Earnings (Loss) Per Share
      The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to potential common shares. For the years ended December 31, 2004, 2003 and 2002, the Group did not have any potential common shares.

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures.
      On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”(“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.
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
      In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003. The Company adopted this Statement for the years ended December 31, 2003 and 2004.
      In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement until further guidance is issued for its application. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investment accounted for under the cost method. The Group is currently evaluating the effect of this proposed statement on its financial position and results of operations.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

NOTE 3 —	NOTES AND ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2004	2003

Accounts receivable
— Third parties	$2,420,647	$2,140,073
— Related parties (Note 20B(vi))	177,445	631,153

Total	2,598,092	2,771,226
Less: Allowance for doubtful accounts and sales returns	(196,188)	(436,841)

Notes and accounts receivable, net	$2,401,904	$2,334,385

NOTE 4 —	INVENTORIES

	December 31,	December 31,
	2004	2003

Work in progress	$99,610	$53,756
Finished goods and other merchandise	3,655,864	2,589,990

	3,755,474	2,643,746
Less: Allowance for obsolete inventories	(775,737)	(651,795)

	$2,979,737	$1,991,951

NOTE 5 —	OTHER RECEIVABLES

	December 31,	December 31,
	2004	2003

Tax paid on behalf of landlord	$1,575	$1,442
Advances to staff	74,396	43,242
Penalties receivable	—	14,658
Grants from Market Information Center	29,959	—
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note i)	87,082	105,847
Other receivables	114,900	43,622

	307,912	208,811
Other receivables — related parties (Note 20B(vii))	29,936	316,163

	$337,848	$524,974

Note:

(i)	Shanghai Wonderland was a distributor of the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), and RMB$500,000 (approximately $60,000) for operations in December 2003 and July 2004, respectively, which are both unsecured and bear no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005. The loan of RMB$500,000 will be due on August 13, 2005.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
NOTE 6 — PREPAYMENTS AND OTHER CURRENT ASSETS

	December 31,	December 31,
	2004	2003

Prepayments	$159,929	$51,990
Temporary payments	—	4,989
Tax recoverable	34,851	29,208
Prepaid interest	1,064	19,856
Others	17,685	16,249

	213,529	122,292
Prepayments — related parties (Note 20B(viii))	265,223	—

	$478,752	$122,292

NOTE 7 —	INCOME TAXES
      The income taxes of the Group are substantially attributable to the operations in Taiwan and the PRC whose statutory tax rates are 25% and 15%, respectively.

	Years Ended December 31,

	2004	2003	2002

The income taxes expense (benefit) consisted of:
Income taxes (benefit)	$9,186	$651	$(106,413)
Deferred income taxes	381,665	165,138	55,576
Tax on undistributed earnings (Note 19)	39,878	43,645	32,504

	$430,729	$209,434	$(18,333)

      The principal differences between taxes on income computed at the applicable statutory income tax rate in Taiwan and recorded income tax (benefit) expense are as follows:

	Years Ended December 31,

	2004	2003	2002

Income taxes (benefit) expense calculated on applicable statutory tax rates	$(265,709)	$(432,789)	$(481,347)
Lower effective income tax rates of other countries	114,107	113,962	154,019
Valuation allowance	476,929	424,275	—
Non-taxable income	(54,431)	(18,720)	(18,940)
Non-deductible expenses	119,955	79,061	295,431
Tax on undistributed earnings	39,878	43,645	32,504

Income taxes expense (benefit) as recorded in statement of operations	$430,729	$209,434	$(18,333)

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
      Significant components of the estimated deferred income tax assets as of December 31, 2004 and 2003 are as follows:

	December 31,	December 31,
	2004	2003

Deferred income tax assets — current assets
Allowance for sales returns and discounts	$19,161	$49,429
Allowance for doubtful debts	34,438	130,128
Allowance for obsolete inventories	243,494	209,727
Web site design costs	1,782	26,100
Pre-operating expenses	15,711	14,894
Future benefit of tax losses	378,546	426,785
Others	153,931	152,833

	847,063	1,009,896
Less: Valuation allowance	(628,489)	(394,610)

	$218,574	$615,286

Deferred income tax assets — non-current assets
Provision for pension fund	52,295	41,997
Amortization of intangible assets	139,188	103,658
Provision for diminution in value of long-term investment	21,613	4,764

	213,096	150,419
Less: Valuation allowance	(42,619)	(30,084)

	$170,477	$120,335

Total deferred income tax assets	$389,051	$735,621

      At December 31, 2004, KCESD and KCIT have net operating losses of approximately US$1,304,204 and $66,503, respectively, available to be carried forward to offset future taxable income which will expire in the period from 2006 to 2009 and in 2007, respectively.
      The Company’s net operating loss carryforwards to offset future taxable income is insignificant.

NOTE 8 —	INTEREST IN ASSOCIATES

	December 31,	December 31,
	2004	2003

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd. (“Culture Media”) (Note(i))
Investment cost	$—	$120,646
Share of loss	—	(11,326)

	$—	$109,320

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (ii))
Investment cost	$90,620	$30,161
Share of loss	(32,752)	(25,281)

	$57,868	$4,880

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

	December 31,	December 31,
	2004	2003

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (iii))
Investment cost	$60,413	$—
Share of loss	(40,886)	—

	$19,527	$—

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”) (Note (iv))
Investment cost	$43,498	$—
Share of loss	(21,426)	—

	$22,072	$—

	$99,467	$114,200

Note:

(i)	As stated in Note 9, in July 2003, the Group entered into an agreement with 21st Century Publishing House to incorporate Culture Media. It was agreed that KCES, the Group’s wholly owned PRC subsidiary, and 21st Century Publishing House each had 50% ownership and that each party contributed RMB$1 million for the incorporation. On July 2, 2004, the Group acquired additional 40% of the ownership in Culture Media from 21st Century Publishing House. The Group now owns 90% of Culture Media, which became a consolidated entity.

For Culture Media, the Group recognized investment gain, accounted for under the equity method of $33,120 from January 1, 2004 to June 30, 2004 and recognized investment loss of $11,326 for the year ended December 31, 2003.

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

For the years ended December 31, 2004 and 2003, the Group recognized an investment loss, accounted for under the equity method, in Education Center of $7,471 and 25,281 respectively.

(iii)	On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, 2004, the Group recognized an investment loss of $40,886, accounted for under the equity method, in Tianjin Consulting.

(iv)	On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd. in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31,

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

2004, the Group recognized an investment loss accounted for under the equity method in Lanbeisi of $21,246.
NOTE 9 — ACQUISITION
      In July 2003, the Group entered into an agreement with 21st Century Publishing House (“Publishing House”) to incorporate Culture Media. It was agreed that KCES, the Group’s wholly owned PRC subsidiary, and Publishing House each had 50% ownership and that each party contributed RMB$1 million for the incorporation. On July 2, 2004, the Group acquired additional 40% of the ownership in Culture Media from Publishing House for a purchase price of approximately $121,000 through the waive of receivable from Publishing House (RMB $1 million). The Group’s management believed that the book value of the existing assets and liabilities of Culture Media approximated the fair value of these assets and liabilities, based on which the purchase price was determined for the purpose of applying purchase accounting. The acquisition expands the Group’s current sales and services in Shanghai and is expected to increase the Group’s competitive position in China. As of December 31, 2004, the Group owns 90% of Culture Media, which became a consolidated entity.
      The fair values of Culture Media’s assets and liabilities as of July 2, 2004 are presented below:

ASSETS
Cash and bank balances	$79,151
Accounts receivable, net	280,438
Inventories, net	264,702
Other receivables	114,393
Prepayments and other current assets	64,487

Total assets	$803,171

LIABILITIES
Accounts payable	$141,588
Receipts in advance	554
Other payable	359,912

Total liabilities	$502,054

NET ASSETS	$301,117

NET ASSETS ACQUIRED	$120,446

Cash acquired at acquisition	$79,151
Cash paid for the acquisition	—

NET CASH ACQUIRED	$79,151

      The result of operations of Culture Media during the period from July 2, 2004, the date that the respective acquisition was completed, to December 31, 2004 has been included in the Group’s condensed consolidated statements of operations. The following pro forma information presents a summary of the results of operations of the Group assuming the acquisition of Culture Media occurred on January 1, 2003. As

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
Culture Media did not commence operations until March 2004, the information presented for the preceding year includes only the start-up costs of operations of Culture Media from October to December 2003.

	Years Ended December 31,

	2004	2003

Revenues	$9,986,769	$8,591,383
Net loss	$(1,184,375)	$(1,960,950)
Net loss per share — basic and diluted:	$(0.062)	$(0.117)

NOTE 10 —	PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2004	2003

Freehold land	$579,326	$538,564
Buildings	946,074	879,507
Furniture and fixtures	812,885	495,515
Transportation equipment	259,076	276,310
Miscellaneous equipment	225,234	227,407

	2,822,595	2,417,304
Less: Accumulated depreciation	(634,503)	(423,455)

	$2,188,092	$1,993,849

      The land and buildings at 8th floor, No. 98 Min Chuan Road, Hsin-Tien City, Taipei City, Taiwan, with carrying cost of $1,437,799 and $1,418,071 as of December 31, 2004 and 2003, respectively, purchased from a director are pledged to a bank to secure a bank loan (Note 13(iv)) granted in December 2003.
      Depreciation charged to the operations was $203,077, $176,564 and $116,612 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 11 —	INTANGIBLE ASSETS

	December 31,	December 31,
	2004	2003

Gross carrying amount
Franchise	$1,072,939	$997,446
Copyrights	630,716	586,338

	1,703,655	1,583,784

Less: Accumulated amortization
Franchise	(509,646)	(374,042)
Copyrights	(299,590)	(219,877)

	(809,236)	(593,919)

	$894,419	$989,865

      Amortization charged to operations was $161,648, $156,861 and $156,588 for the years ended December 31, 2004, 2003 and 2002, respectively.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
      The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2005	$161,648
2006	161,648
2007	161,648
2008	161,648
2009	161,648

$808,240

NOTE 12 —	ACCRUED EXPENSES

	December 31,	December 31,
	2004	2003

Accrued compensation	$305,599	$348,558
Accrued commission	46,610	101,813
Accrued professional fee	153,867	89,941
Accrued production cost	13,788	67,838
Accrued value-add-in tax	30,969	55,783
Accrued advertising cost	—	32,534
Others	152,574	109,089

	$703,407	$805,556

NOTE 13 —	BORROWINGS

		December 31,	December 31,
	Notes	2004	2003

Bank term loans	(i)	$945,932	$986,280
Short-term unsecured bank loans	(ii)	725,323	234,535
Mid-term loan	(iii)	1,130,827	325,515
Mid-term secured bank loan	(iv)	1,482,725	938,141

		4,284,807	2,484,471

Less: Balances maturing within one year included in current liabilities Bank term loans		721,896	757,640
Short-term unsecured bank loans		725,323	234,535
Mid-term loans		726,720	—
Mid-term secured bank loan		459,043	325,515

		2,632,982	1,317,690

Bank borrowings maturing after one year		$1,651,825	$1,166,781

Notes:

(i)	The balance represents discounting notes receivable loans with the bank using post-dated checks totaling $1,625,505 and $1,506,708 received from franchisees and also collateralized by the Group’s bank deposits of $57,813 and $87,621 as of December 31, 2004 and 2003, respectively. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The weighted average interest rates were 5.79% and 5.96% per annum as of December 31, 2004 and 2003, respectively.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

For the years ended December 31, 2004 and 2003, the interest expenses charged to operations amounted to $42,213 and $68,481, respectively.

(ii)	In August 2003, KCIT obtained an unsecured short-term loan in the amount of $252,286, which is guaranteed by two directors of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1.20% and 1.66% per annum, for the year 2004 and 2003, respectively, and was extended in June 2004 to be due and payable in June 2005 and was collateralized by notes receivables in the amount approximating the loan balance. The applicable interest rate is approximately 4.50% and 4.99% per annum as of December 31, 2004 and 2003, respectively.

In March 2004, KCIT obtained an unsecured short-term loan in the amount of $315,358, which is guaranteed by two directors of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1.65% per annum and is due and payable in February 2005. The applicable interest rate is approximately 5.27% per annum as of December 31, 2004.

In April 2004, KCIT obtained another unsecured short-term loan in the amount of $157,679, which is also guaranteed by two directors of the Group, to finance the Group’s operations. The loan bears interest at the Taiwan basic borrowing rate plus 1.24% per annum is due and payable in April 2005. The applicable interest rate is approximately 4.75% per annum as of December 31, 2004.

For the years ended December 31, 2004 and 2003, the interest expense charged to operations from the above three unsecured short-term loans amounted to $28,887 and $20,418, respectively.

(iii)	In March 2003, KCIT obtained a loan of $630,716 from a financial institution, which bore interest at 13.5% per annum and was repayable in 18 equal monthly installments, to finance the Group’s operations. The last installment was due on September 30, 2004 and the Group has repaid the loan to the financial institution. In the meantime, the Group entered into a new agreement with this financial institution to obtain a new loan. The loan bears interest at 9.68% per annum and is repayable in 24 equal monthly installments before August 31, 2006. As of December 31, 2004 and 2003, the loan was collateralized by KCIT’s refundable deposits of $126,143 and $147,102, respectively, and guaranteed by two directors of the Group. As of December 31, 2004, the Group repaid $96,853 of the loan.

In November 2004, KCIT signed a loan contract with a new financial institution to obtain a loan of $630,716, which is guaranteed by two directors of the Group. The loan bears interest at 5.26% per annum and is repayable in 18 monthly installments, for the purpose of financing operations. The last installment will be due on May 10, 2006. As of December 31, 2004, the loan was collateralized by the KCIT’s refundable deposits of $157,679, and the Group repaid $33,752.

For the years ended December 31, 2004 and 2003, the interest expenses charged to operations from loans of financial institutions amounted to 40,452 and $46,649, respectively.

(iv)	In August 2003, KCIT obtained a bank loan in the principal amount of $1,009,145 to repay its mortgage loan that was originally granted by a bank on October 5, 2001 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors of the Group. The loan bears interest at the lending bank’s basic borrowing rate plus 1.45% and 1.46% per annum for the year 2004 and 2003, respectively. On July 19, 2004, the bank extended the term of the loan and the Group repays the loan, which is now repayable in 168 equal monthly installments starting July 30, 2004. As of December 31, 2004 and 2003, the applicable interest rate is approximately 3.07% and 4.79% per annum and the Group repaid $29,143 and $16,193, respectively.

In March 2004, KCIT obtained a new bank loan of $788,395, which bears interest at 5.50% per annum and is repayable in 24 equal monthly installments. The last installment will be due on March 31, 2006. As of December 31, 2004, the loan was pledged by the KCIT’s bank deposit of $236,518, and guaranteed by two directors of the Group. As of December 31, 2004, the Group repaid $286,013.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

For the years ended December 31, 2004 and 2003, the interest expenses charged to operations from the aforementioned loans amounted to $62,112 and $16,193, respectively.
NOTE 14 — DEPOSITS RECEIVED

	December 31,	December 31,
	2004	2003

Deposits received	$1,187,796	$1,025,369
Less: Amount refundable within one year included in current liabilities	(498,266)	(421,734)

Amount due after one year	$689,530	$603,635

      The balance represents deposits received from franchisees for their due performance under the franchise agreements. The deposits are refundable to franchisees upon expiration of the franchise agreements, which are usually with a three-year period.

NOTE 15 —	RECEIPTS IN ADVANCE

		December 31,	December 31,
	Notes	2004	2003

Current liabilities:
Sales deposits received	(i)	$565,053	$356,575
Franchising income received	(ii)	1,906,286	1,703,426
Subscription fees received	(iii)	435,635	842,509
Other		89,585	22,126

		2,996,558	2,924,636

Long-term liabilities:
Franchising income received	(ii)	1,124,809	1,432,343
Other		—	34,682

		1,124,809	1,467,025

		$4,121,367	$4,391,661

Notes:

(i)	The balance represents receipts in advance from customers for goods to be sold to them.

(ii)	The balance represents franchising income received in advance which is attributable to the periods after the respective year end date in which the Group is obliged to provide training to teachers of the franchisees and marketing material and to sell course material at the agreed price in the franchise agreements.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.
NOTE 16 — RETIREMENT PLANS
      In accordance with the relevant labor laws in Taiwan, the Group has maintained a non-contributory and funded defined benefit retirement plan for its employees in Taiwan. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in Taiwan. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the relevant labor laws in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.
      The net periodic pension cost is as follows:

	Years Ended December 31,

	2004	2003	2002

Service cost	$61,550	$53,252	$51,246
Interest cost	6,912	4,501	1,594
Actual return on plan assets	(1,466)	—	—
Amortization of unrecognized loss	1,287	958	—

Net periodic pension cost	$68,283	$58,711	$52,840

      The net pension amount recognized in the consolidated balance sheet as at December 31, 2004, and 2003, the measurement dates, is as follows:

	December 31,	December 31,
	2004	2003

Accumulated benefit obligation at end of year	$188,773	$134,389

Projected benefit obligation at beginning of year	$193,668	$119,652
Translation reserve	18,216	2,064
Service cost on benefits earned during the period	61,550	53,252
Member contributions	—	—
Interest cost	6,912	4,501
Actuarial (gain)/loss	(2,484)	14,199
Benefits paid	—	—

Projected benefit obligation at end of year	$277,862	$193,668

      Changes in plan assets are as follows:

	December 31,	December 31,
	2004	2003

Fair value of plan assets at beginning of year	$13,655	$—
Translation reserve	3,942	2,064
Actual return on plan assets	1,466	—
Employer contribution	52,449	13,655
Employee contribution
Benefits paid	—	—

Fair value of plan assets at end of year	$71,512	$13,655

Funded status	$(206,350)	$(180,013)
Unrecognized net transition amount	—	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial (gain)/loss	45,443	45,940

Net amount recognized	$(160,907)	$(134,073)

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
      As of December 31, 2004, 2003 and 2002, the asset category of the plan assets consisted of cash contributions deposited with Central Trust of China.
      Actuarial assumptions used:

	December 31,	December 31,
	2004	2003

Discount rate	3.50%	3.50%
Salary increase rate	2.00%	2.00%
Expected return on plan assets	3.50%	3.50%
      Under the Plan, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follow:

Years ending December 31,
2005	$—
2006	—
2007	—
2008	—
2009	—
Years 2010 f 2014	28,845

$28,845

      In addition, the estimated contribution to be paid to the Plan in 2005 by the Group is $46,679.
      The Group also makes defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by the Company for the years ended December 31, 2004, 2003 and 2002 amounted to $83,176, $72,775 and $41,466, respectively.

NOTE 17 —	COMMITMENTS AND CONTINGENCIES

A.	Lease Commitment
      During the years ended December 31, 2004, 2003 and 2002, the Company incurred lease expenses amounting to $198,478, $284,259 and $198,478, respectively. As of December 31, 2004, the Company’s future minimum lease payments under non-cancellable operating leases expiring in excess of one year are as follows:

Years ending December 31,
2005	$305,424
2006	247,935
2007	221,753
2008	207,540
2009	135,129

$1,117,781

B.	Investment Commitment
      (i) On May 28, 2004, the Group signed a joint venture agreement with Zhangjhou Yu Hua Educational Investment Co., Ltd. in Henan Province, PRC to establish a company, Henan Kid Castle Education Development Co., Ltd. with registered capital of RMB$300,000. Pursuant to this joint venture agreement, the

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
Group and Zhangjhou Yu Hua Educational Investment Co., Ltd. each will own, respectively, 65% and 35% interests in Henan Kid Castle Education Development Co., Ltd. No capital contribution has yet been made for the joint venture as of December 31, 2004.
      (ii) On June 29, 2004, the Group signed a joint venture agreement with Li Kai and Zhang Wuen Shou in PRC to establish a company, Shanxi Kid Castle Education Development Co., Ltd. with registered capital of RMB$500,000. Pursuant to this joint venture agreement, the Group, Li Kai and Zhang Wuen Shou will own, respectively, 51%, 30% and 19% interests in Shanxi Kid Castle Education Development Co., Ltd. No capital contribution has yet been made for the joint venture as of December 31, 2004.

C.	Going Concern
      The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As the Group is aggressively expanding its business in the PRC and the Group’s PRC operation is still in an emerging stage and has not turned profitable, the Group has suffered recurring losses from operations and has a net capital deficiency. The above conditions raise substantial doubt about the Group’s ability to continue as a going concern, if the investment in the PRC will not gradually see returns. As discussed in Note 13, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their continuous support to the Group until other sources of funds have been obtained. Moreover, as discussed in Note 23, subsequent to December 31, 2004, the Group successfully obtained new bank facilities in the first quarter of 2005. Management believes that, with continuous growth in the sales in the PRC, the existing directors’ support and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do no include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 18 —	COMMON STOCK
      Pursuant to an exchange agreement effective on October 1, 2002, the Company issued to the shareholders of Higoal 11,880,000 authorized but unissued shares of common stock of the Company in exchange of 100% of the issued and fully paid up capital of Higoal.
      The issued and outstanding common stock of the Company immediately prior to the above share exchange was 3,120,829 shares. All shares and per share data prior to October 1, 2002 have been restated to reflect the stock issuance as a recapitalization of Higoal.
      On October 2, 2002, the Company issued 73,500 shares of common stock to a shareholder, Halter Capital Corporation, pursuant to certain anti-dilution terms set forth in an stock exchange agreement dated June 6, 2002.
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
      On November 4, 2003, the Company submitted “Common Stock Listing Application” with American Stock Exchange LLC (“AMEX”) for the listing of its issued and outstanding shares of common stock. On November 29, 2004, as the Company had not received approval for the listing application from AMEX, the management decided to withdraw the application.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
      As of December 31, 2004, the Company was authorized to issue 25,000,000 shares of common stock with no par value. And as of December 31, 2004, 2003 and 2002, the total issued and outstanding shares were 18,999,703, 18,999,703 and 15,074,329 shares, respectively.
NOTE 19 — RESTRICTIONS ON RETAINED EARNINGS
      In accordance with the regulations of the countries where KCIT, KCES and Culture Media, the Group’s wholly-owned subsidiaries, were incorporated, certain restriction on these subsidiaries’ retained earnings are described as follows:

A.	KCIT

Legal reserve
      According to the Taiwan Company Law, the annual net income should be used initially to cover any accumulated deficit; thereafter 10% of the annual net income should be set aside as legal reserve until legal reserve has reached 100% of contributed capital. Under the Taiwan Company Law, the legal reserve shall be exclusively used to cover accumulated deficit or, if the balance of reserve exceeds 50% of contributed capital, to increase capital not exceeding 50% of reserve balance and shall not be used for any other purpose.
      As of December 31, 2004, 2003 and 2002, the appropriations of legal reserve as shown on the consolidated statement of shareholders’ equity are $0, $0 and $34,678, respectively, based on the local statutory financial statements of the subsidiary.

Undistributed earnings
      In accordance with the subsidiary’s Articles of Incorporation, the annual net income should be used initially to cover income tax and any accumulated deficit; 10% of the annual net income should be set aside as legal reserve. Thereafter, the board of directors may propose and the shareholders may approve the distribution of the remaining earnings.

B.	KCES and Culture Media
      The laws and regulations of the PRC require KCES and Culture Media to provide certain statutory funds, namely, a reserve fund, an enterprise expansion fund, and a staff and workers’ bonus and welfare fund, which are appropriated from net profit (based on the subsidiaries’ statutory accounts) after offsetting any prior years’ losses but before dividend distribution. These funds are created for specific purposes and appropriations to these funds are at the discretion of the directors. The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital. The enterprise expansion fund can only be used to increase capital upon approval by the relevant authority. The staff and workers’ bonus and welfare fund can only be used for special bonuses or collective welfare of the subsidiaries’ employees, and assets acquired through this fund shall not be taken as the subsidiaries’ assets.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
NOTE 20 — RELATED PARTY TRANSACTIONS

A.	Names of related parties and relationship with the Company are as follows:

Names of related parties	Relationship with the Company

Mr. Kuo-An Wang	He is a director, shareholder and chairman of the Company
Mr. Yu-En Chiu	He is a director, shareholder and vice chairman of the Company
Global International Education Investment Ltd.	It is an associate and one of its shareholders and directors is Mr. Kuo-An Wang
Kid Castle Enterprises Limited (“KCE”)	Its two directors and shareholders are Mr. Kuo-An Wang and Mr. Yu-En Chiu
Chevady Culture Enterprise Limited (“CCE”)	Its chairman is Mr. Kuo-An Wang
Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman is Mr. Yu-En Chiu
Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman is Mr. Yu-En Chiu
Taipei Country Private Chevady Pre-school (“TCP Chevady”)	Its chairman is Mr. Yu-En Chiu
Taipei Country Private Chung-hua Pre-school (“TCP Chung-hua”)	Its chairman is Mr. Yu-En Chiu
Taipei Country Private Wonderland Pre-school (“TCP Wonderland”)	Its chairman is Mr. Yu-En Chiu
Taipei City Private Kid Castle Pre-school (“TCP Kid Castle”)	Its chairman is Mr. Yu-En Chiu
21st Century Publishing House (“Publishing House”)	A joint venture
Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004. (Note 9)
21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.
Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”)	An investment accounted for under the equity method
Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
      B. Significant transactions and balances with related parties are as follows:

	Years Ended December 31,

	2004	2003	2002

(i) Sales to:
— PKC Language	$13,290	$15,484	$53,343
— TCP PKC	13,290	15,485	—
— TCP Chevady	14,151	18,922	27,000
— TCP Chung-hua	17,310	26,775	34,443
— TCP Wonderland	14,151	18,922	26,999
— TCP Kid Castle	16,402	26,861	30,170
— Publishing House	—	157,030	—
— Education Center	10,335	8,637	—
— Tianjin Consulting	10,823	—	—
— Lanbeisi	20,057	—	—

	$129,809	$288,116	$171,955

(ii) Rental income from:
— KCE	$—	$1,742	$34,783
— CCE	1,795	1,742	870

	$1,795	$3,484	$35,653

(iii) Franchising income
— PKC Language	$627	$—	$—
— TCP PKC	627	—	—
— TCP Chevady	4,374	3,484	3,478
— TCP Chung-hua	1,781	—	—
— TCP Wonderland	4,374	3,478	3,478
— TCP Kid Castle	8,649	—	—

	$20,432	$6,956	6,956

(iv) Purchase
— Publishing House	$453,766	$507,136	—

(v)	The two directors, Mr. Kuo-An Wang and Mr. Yu-En Chiu, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 13 — Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

(vi)	Accounts and notes receivable — related parties:

	December 31,	December 31,
Name of Related Parties	2004	2003

— KCE	$—	$571,755
— PKC Language	16,772	3,358
— TCP PKC	16,772	3,358
— TCP Chung-hua	27,506	2,863
— TCP Chevady	24,431	2,537
— TCP Wonderland	24,431	2,537
— TCP Kid Castle	31,586	—
— Publishing House	—	42,646
— Education Center	726	2,099
— Tianjin Consulting	15,746	—
— Lanbeisi	19,475	—

	$177,445	$631,153

      (vii) Other receivables — related parties:

	December 31,	December 31,
Name of Related Parties	2004	2003

— Publishing House (Note 1)	$13,781	$135,513
— Culture Media (Note 2)	—	178,331
— Education Center (Note 3)	268	2,319
— Tianjin Consulting (Note 4)	6,825	—
— Lanbeisi (Note 5)	9,062	—

	$29,936	$316,163

Note:

1.	As of December 31, 2003, the amount due from Publishing House consists primarily of the remaining amount due under a loan of RMB$1,000,000 (approximately $120,000 from the Group to Publishing House for the incorporation of Culture Media). The loan is unsecured and bears no interest. Pursuant to the terms of the loan, Publishing House was obligated to repay the loan on or before June 27, 2004 or it would be required to transfer its 40% ownership interest in Culture Media to the Group. On July 2, 2004, as Publishing House did not repay the loan, the Group decided to take over the 40% ownership from Publishing House, and therefore, the Group’s ownership in Culture Media has increased to 90% and Culture Media has become a consolidated entity as of December 31, 2004.

2.	Culture Media was incorporated in December 2003. The Group paid certain pre-operating costs on behalf of Culture Media. As of December 31, 2003, the amount due from this related party had no fixed repayment term and bears no interest. As of December 31, 2004, Culture Media was consolidated into the Group’s financial statements.

3.	Education Center was founded in October 2003. The amount due from this related party is mainly inventory purchases paid by the Group on behalf of Education Center. The amount due from this related party has no fixed repayment term and bears no interest.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

4.	Tianjin Consulting was incorporated in April 2004. The Group paid certain pre-operating costs on behalf of Tianjin Consulting. The amount due from this related party has no fixed repayment term and bears no interest.

5.	Lanbeisi was incorporated in April 2004. The Group paid pre-operating costs of RMB$75,000 (approximately $9,000) on behalf of Lanbeisi. The amount due from this related party has no fixed repayment term and bears no interest.
      (viii) Prepayments and other current assets

	December 31,	December 31,
Name of Related Parties	2004	2003

— Prepayment to Publishing House	$265,223	$—

	$265,223	$—

      Prepayments to Publishing House are mainly for inventory ordered by Culture Media. According to each contract signed with Publishing House, Culture Media has to prepay a certain percentage of inventories purchased upon the effectiveness of the contracts. The remaining payments will be made three months after the initial payment.
      (iv) Accounts payable — related parties:

	December 31,	December 31,
Name of Related Parties	2004	2003

— Publishing House	$265,077	$379,244

	$265,077	$379,244

      (x) Amount due to officers:

	December 31,	December 31,
	2004	2003

Mr. Kuo-An Wang and Mr. Yu-En Chiu (Note 1)	$—	$572,160

	$—	$572,160

Note:

1.	As of December 31, 2002, the outstanding balance of the amount due to a shareholder, which was unsecured and carried interest at 25.2% per annum, was $606,208 (including the principal of $600,000 and related interests). On November 15, 2003, the Group entered into a liability transfer agreement with the shareholder to transfer this liability to Mr. Kuo-An Wang and Mr. Yu-En Chiu. According to the agreement, it is stated that the Group would transfer its original liability of $600,000 and the interests separately in two lump sums. The first transfer was completed on December 30, 2003 for $70,000, and the remaining balance, including the principal of $530,000 and related interests totalled $572,160 as of December 31, 2003. The Group completed the second transfer in January 2004.
NOTE 21 — CONCENTRATION OF CREDIT RISK
      Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash, trade notes receivable and accounts receivable. The Group’s cash are deposited with various financial institutions in the ROC and the PRC and one financial institution in the United States. The Group offers credit terms on the sale of its products to certain customers. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)
The Company maintains an allowance for uncollectible notes receivable and accounts receivable based upon the expected collectibility of all notes receivable and accounts receivable.
      In addition to cash, notes receivable and accounts receivable, the Company’s financial instruments include notes payable and accounts payable, which are carried at cost, which approximates the fair value because of the short-term maturity of these instruments.
      No individual customer of the Group accounted for more than 10% of operating revenues for the years ended December 31, 2004, 2003 and 2002. However, one major customer accounted for approximately 23% of notes (including current and long-term notes receivable) and accounts receivable as of December 31, 2004 and none accounted for more than 10% of notes and accounts receivable as of December 31, 2003 and 2002.
NOTE 22 — GEOGRAPHICAL SEGMENTS
      The Group is principally engaged in the business of children education focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographical segments is as follows:

A.	For the year ended December 31, 2004

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$7,330,039	$2,342,423	$9,672,462	$56,651	$—	$9,729,113
Inter-segment revenue	451,750	61,879	513,629	—	(513,629)	—

	$7,781,789	$2,404,302	$10,186,091	$56,651	$(513,629)	$9,729,113

DEPRECIATION AND AMORTIZATION	$317,053	$47,672	$364,725	$—	$—	$364,725

SEGMENT RESULTS
Profit (loss) form operations	$630,946	$(1,073,998)	$(443,052)	$(376,160)	$35,908	$(783,304)
Interest income	24,681	1,168	25,849	2,001	(3,981)	23,869
Interest expenses	(176,085)	—	(176,085)	(2,469)	3,981	(174,573)
Share of profit of associates	—	(36,573)	(36,573)	—	—	(36,573)
Other non-operating income (loss), net	89,485	(18,436)	71,049	18,461	62,471	151,981

Profit (loss) before income taxes	569,027	(1,127,839)	(558,812)	(358,167)	98,379	(818,600)
Income taxes	(313,597)	(115,910)	(429,507)	(1,222)	—	(430,729)
Minority interest income	—	(5,263)	(5,263)	—	—	(5,263)

Net income (loss)	$255,430	$(1,249,012)	$(993,582)	$(359,389)	$98,379	$(1,254,592)

Capital expenditures	$134,210	$186,928	$321,138	$—	$—	$321,138

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2004	2004	2004	2004	2004

Total assets	$10,313,287	$2,827,431	$13,140,718	$30,225	$(389,519)	$12,781,424

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

B.	For the year ended December 31, 2003

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$7,507,683	$1,083,700	$8,591,383	$—	$—	$8,591,383
Inter-segment revenue	202,001	—	202,001	—	(202,001)	—

	$7,709,684	$1,083,700	$8,793,384	$—	$(202,001)	$8,591,383

DEPRECIATION AND AMORTIZATION	$285,635	$47,790	$333,425	$—	$—	$333,425

SEGMENT RESULTS
Profit (loss) form operations	$157,153	$(1,071,371)	$(914,218)	$(522,488)	$(7,808)	$(1,444,514)
Interest income	60,108	—	60,108	729	—	60,837
Interest expenses	(184,154)	—	(184,154)	(155,914)	—	(340,068)
Share of profit of associates	—	(49,349)	(49,349)	—	—	(49,349)
Loss on write-off of an investment	—	(133,267)	(133,267)	—	—	(133,267)
Other non-operating income (loss), net	163,948	(1,208)	162,740	2,545	9,919	175,204

Profit (loss) before income taxes	197,055	(1,255,195)	(1,058,140)	(675,128)	2,111	(1,731,157)
Income taxes	(102,158)	(106,625)	(208,783)	(651)	—	(209,434)

Net income (loss)	$94,897	$(1,361,820)	$(1,266,923)	$(675,779)	$2,111	$(1,940,591)

Capital expenditures	$170,981	$104,918	$275,899	$—	$—	$275,899

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2003	2003	2003	2003

Total assets	$10,614,292	$2,053,029	$12,667,321	$7,487	$(132,592)	$12,542,216

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

C.	For the year ended December 31, 2002

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$6,319,754	$253,220	$6,572,974	$—	$—	$6,572,974
Inter-segment revenue	151,374	—	151,374	—	(151,374)	—

	$6,471,128	$253,220	$6,724,348	$—	$(151,374)	$6,572,974

DEPRECIATION AND AMORTIZATION	$250,295	$22,905	$273,200	$—	$—	$273,200

SEGMENT RESULTS
Profit (loss) form operations	$225,053	$(1,389,055)	$(1,164,002)	$(610,154)	$(105,246)	$(1,879,402)
Interest income	38,614	—	38,614	22	—	38,636
Interest expenses	(184,969)	(1,418)	(186,387)	(108,652)	—	(295,039)
Share of profit of associates	—	9,043	9,043	—	—	9,043
Other non-operating income (loss), net	201,433	—	201,433	—	—	201,433

Profit (loss) before income taxes	280,131	(1,381,430)	(1,101,299)	(718,784)	(105,246)	(1,925,329)
Income taxes	(147,188)	165,521	18,333	—	—	18,333

Net income (loss)	$132,943	$(1,215,909)	$(1,082,966)	$(718,784)	$(105,246)	$(1,906,996)

Capital expenditures	$78,210	$137,472	$215,682	$—	$—	$215,682

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2002	2002	2002	2002	2002

Total assets	$8,580,336	$1,296,912	$9,877,248	$870	$(105,246)	$9,772,872

NOTE 23 — SUBSEQUENT EVENT
      In January 2005, KCIT repaid a short-term unsecured term loan of US$157,679, which was granted in April 2004 and entered a new agreement with International Bank of Taipei for a 3-year unsecured loan of US$473,037 with the payment terms of monthly installments of principal and interest.
      In March 2005, KCIT repaid a short-term unsecured term loan of US$315,358, which was granted in August 2004 and entered into a new agreement with Chang Hwa Commercial Bank for a 3-year unsecured loan of US$315,358 with the payment terms of monthly installments of principal and interest.