Form 10-Q
period 2005-03-31
KID CASTLE EDUCATIONAL CORP
filed 2005-05-20
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005
or

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

Yes ☑      No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☑

As of May 10, 2005, there were 18,999,703 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

 i

KID CASTLE EDUCATIONAL CORPORATION

UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
AND
FOR THE THREE MONTHS ENDED
MARCH 31, 2005 AND 2004

KID CASTLE EDUCATIONAL CORPORATION
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pages
Condensed Consolidated Balance Sheet	2 – 3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Stockholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6 – 8
Notes to Condensed Consolidated Financial Statements	9 – 26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets
Cash and bank balances	$173,169	$213,564
Bank fixed deposits – pledged (Note 12)	354,416	294,331
Notes and accounts receivable, net (Notes 5 and 10)	2,903,221	2,401,904
Inventories, net (Note 6)	2,983,890	2,979,738
Other receivables (Notes 7 and 10)	420,351	337,848
Prepayments and other current assets (Note 10)	440,200	478,752
Pledged notes receivable (Note 12)	1,220,482	1,218,356
Deferred income tax assets	256,105	218,574

Total current assets	8,751,834	8,143,067
Deferred income tax assets	167,093	170,477
Prepaid interest in associates	—	24,165
Interest in associates (Note 8)	137,213	99,467
Property and equipment, net	2,173,300	2,188,092
Intangible assets, net of amortization (Note 11)	856,147	894,419
Long-term notes receivable	224,185	240,971
Pledged notes receivable (Note 12)	573,832	407,149
Other assets	570,168	613,617

Total assets	$13,453,772	$12,781,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings – short-term and maturing within one year (Note 12)	$2,443,026	$2,632,982
Notes and accounts payable (Note 10)	1,574,181	1,506,543
Accrued expenses	855,018	703,407
Other payables	368,333	283,080
Deposits received	668,432	498,266
Receipts in advance (Note 13)	2,831,244	2,996,558
Income tax payable (Note 9)	213,196	97,142
Obligation under capital leases due within one year	27,572	8,659

Total current liabilities	8,981,002	8,726,637

Borrowings maturing after one year (Note 12)	1,877,956	1,651,825
Receipts in advance (Note 13)	1,421,803	1,124,809
Obligation under capital leases	27,280	—
Deposits received	594,136	689,530
Accrued pension liabilities (Note 14)	190,820	160,907

Total liabilities	13,092,997	12,353,708

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued

(Expressed in US Dollars)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Commitments and contingencies (Note 16)
Minority interest	33,950	33,791

Shareholders’ equity
Common stock, no par share:
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at March 31, 2005 and December 31, 2004	7,669,308	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(7,362,504)	(7,312,074)
Accumulated other comprehensive loss	(239,320)	(222,650)

Total shareholders’ equity	26,825	393,925

Total liabilities and shareholders’ equity	$13,453,772	$12,781,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Operating Revenue
Sales of goods	$2,375,155	$2,029,853
Franchising income	597,925	528,132
Other operating revenue	149,912	52,353

Total net operating revenue	3,122,992	2,610,338

Operating costs
Cost of goods sold	(927,731)	(674,505)
Cost of franchising	(113,613)	(132,101)
Other operating costs	(74,196)	(57,195)

Total operating costs	(1,115,540)	(863,801)

Gross profit	2,007,452	1,746,537

Advertising costs	(33,363)	(126,642)

Other operating expenses	(1,785,500)	(2,016,424)

Income (loss) from operations	188,589	(396,529)

Interest expenses, net	(59,253)	(21,765)

Share of loss of investments	12,483	46,967

Other non-operating (loss) income, net	(48,939)	43,673

Income (loss) before income taxes and minority interest income	92,880	(327,654)

Provision for taxes	(143,453)	—

Loss before minority interest income	(50,573)	(327,654)

Minority interest income	143	—

Net loss	$(50,430)	$(327,654)

Loss per share – basic and diluted	$(0.003)	$(0.017)

Weighted-average shares used to compute (loss) earnings per share – basic and diluted	18,999,703	18,999,703

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
						Accumulated
			Additional			other
	Number of		paid-in	Legal	Accumulated	comprehensive
	shares	Amount	capital	reserve	deficit	loss	Total

Balance, December 31, 2003	18,999,703	7,669,308	194,021	65,320	(6,057,482)	(163,170)	1,707,997

Net loss for 2004	—	—	—	—	(1,254,592)	—	(1,254,592)
Cumulative translation adjustment	—	—	—	—	—	(59,480)	(59,480)

Comprehensive loss							(1,314,072)

Balance, December 31, 2004	18,999,703	$7,669,308	$194,021	$65,320	$(7,312,074)	$(222,650)	$393,925
Net loss for the three months ended March 31, 2005 (Unaudited)	—	—	—	—	(50,430)	—	(50,430)
Cumulative translation adjustment (Unaudited)	—	—	—	—	—	(16,670)	(16,670)

Comprehensive loss (Unaudited)							(67,100)

Balance, March 31, 2005 (Unaudited)	18,999,703	$7,669,308	$194,021	$65,320	$(7,362,504)	$(239,320)	$326,825

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities
Net loss	$(50,430)	$(327,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	66,681	52,266
Amortization of intangible assets	42,835	40,509
Allowance for sales returns	95,267	71,890
Allowance for doubtful debts	284,537	156,221
Provision for (reversal of) allowance for loss on inventory obsolescence and slow-moving items	6,452	(69,180)
Gain on disposal of property and equipment	(9,010)	—
Minority interest income	(143)	—
Share of gain of investments	(12,483)	(46,967)
(Increase)/decrease in:
Notes and accounts receivable	(775,674)	192,461
Inventories	4,514	204,320
Other receivables	(129,129)	72,016
Prepayments and other current assets	41,002	(6,073)
Deferred income tax assets	(32,194)	3,314
Other assets	46,591	(31,084)
Increase/(decrease) in:
Notes and accounts payable	60,036	107,712
Accrued expenses	148,876	(46,463)
Other payables	124,933	(76,311)
Receipts in advance	(147,307)	(261,384)
Income taxes payable	115,635	(3,314)
Deposits received	67,207	29,413
Accrued pension liabilities	29,115	(16,266)

Net cash provided by (used in) operating activities	(22,689)	45,426

Cash flows from investing activities
Purchase of property and equipment	(104,562)	—
Proceeds from disposal of property and equipment	72,795	—
Bank fixed deposits – pledged	(58,629)	(135,818)
Pledged notes receivable	29,990	30,129

Net cash used in investing activities	(60,406)	(105,689)

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued

(Expressed in US Dollars)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$795,968	$2,829,827
Repayment of bank borrowings	(781,513)	(2,169,859)
Proceeds from capital leases	57,089	—
Repayment of capital leases	(10,910)	(5,662)
Repayment of loan from officers/stockholders	—	(586,529)

Net cash provided by financing activities	60,634	67,777

Net increase (decrease) in cash and cash equivalents	(22,461)	7,514

Effect of exchange rate changes on cash and cash equivalents	(17,934)	(30,792)

Cash and cash equivalents at beginning of period	213,564	1,273,723

Cash and cash equivalents at end of period	$173,169	$1,250,445

Supplemental disclosure of significant non-cash transactions

Increase (decrease) of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:

Deposits received	$1,586	$(18,896)

Other payables	$6,473	$(10,112)

Receipts in advance	$258,156	$(123,465)

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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial data as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

     The Group has incurred operating losses since inception and hence, as of March 31, 2005, the balance of accumulated deficit was $7,362,504. The Group plans to fund its working capital needs by obtaining new credit lines from financial institutions and raising capital through the sale of equity securities. If the Group is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Group. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Group to reduce headcount, sales and marketing, other expansion activities, which may affect the future growth of the Group’s operations.

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

NET EARNINGS (LOSS) PER COMMON SHARE

     The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the three months ended March 31, 2005 and 2004, the Group did not have any potential common shares.

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

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

NOTE 5 – NOTES AND ACCOUNTS RECEIVABLE

	March 31,	December 31,
	2005	2004
	(Unaudited)
Notes and accounts receivable
– Third parties	$3,198,682	$2,420,647
– Related parties (NOTE 10)	281,286	177,445

Total	3,479,968	2,598,092
Allowance for doubtful accounts and sales returns	(576,747)	(196,188)

Notes and accounts receivable, net	$2,903,221	$2,401,904

NOTE 6 – INVENTORIES

	March 31,	December 31,
	2005	2004
	(Unaudited)
Work in process	$106,262	$99,610
Finished goods and other merchandises	3,663,746	3,655,864

	3,770,008	3,755,474
Less: Allowance for obsolete inventories and decline of market value	(786,118)	(775,736)

	$2,983,890	$2,979,738

NOTE 7 – OTHER RECEIVABLES

	March 31,	December 31,
	2005	2003
	(Unaudited)
Other receivables – third parties:
Tax paid on behalf of landlord	$973	$1,575
Advances to staff	84,856	74,396
Grants from Market Information Center	—	29,959
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note (i))	169,538	87,082
Other receivables	150,161	114,900

Sub-total	405,528	307,912

Other receivables – related parties (NOTE 10)	14,822	29,936

	$420,350	$337,848

Note:

(i)	Shanghai Wonderland is a distributor of the Group. The Group loaned Shanghai Wonderland RMB$500,000 (approximately $60,000), RMB$250,000 (approximately $30,477), and RMB$500,000 each for operations in July 2004, January 2005, and March 2005, respectively, which are all unsecured and bear no interest. These loans are due in one year.

NOTE 8 – INTEREST IN ASSOCIATES

	March 31,	December 31,
	2005	2004
	(Unaudited)
21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$91,430	$90,620
Share of loss	18	(32,752)

	$91,448	$57,868

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$85,335	$60,413
Share of loss	(56,890)	(40,886)

	$28,445	$19,527

Lanbeisi Education &Culture Industrial Co., Ltd (“Lanbeisi”) (Note (iii))
Investment cost	$43,886	$43,498
Share of loss	(26,566)	(21,426)

	$17,320	$22,072

Total	$137,213	$99,467

Note:

(i)	In October 2003, the Group obtained the government’s approval to co-found Education Center with 21st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB$1,500,000, and KCES and 21st Century Publishing House each owns 50% of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the three months ended March 31, 2005 and 2004, the Group recognized investment income (loss) accounted for under the equity method in Education Center of $33,084 and ($41), respectively.

(ii)	On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the three months ended March 31, 2005, the Group recognized an investment loss of $15,649, accounted for under the equity method, in Tianjin Consulting.

(iii)	On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. It has been determined that the Group has significant influence and should therefore account for its investee using the equity method.

For the three months ended March 31, 2005, the Group recognized an investment loss of $4,952, accounted for under the equity method, in Lanbeisi.

NOTE 9 – INCOME TAXES

     The income taxes of the Group are substantially attributable to the operations in Taiwan and the PRC whose statutory tax rates are 25% and 15%, respectively. The principal differences between taxes on income computed at the applicable statutory income tax rates and recorded income tax expense are as follows:

	Three months ended March 31,
	2005	2004
	(Unaudited)
Income taxes credit calculated on applicable statutory tax rates	$(99,849)	$(432,789)
Higher/(lower) effective income tax rates of other countries	16,296	33,955
Valuation allowance	384,329	146,148
Non-taxable income	(57,694)	(18,720)
Non-deductible expenses	(129,302)	226,322
Tax on undistributed earnings	29,673	45,085

Income taxes expenses as recorded in statement of operations	$143,453	$—

     At March 31, 2005, KCESD had net operating loss of approximately US$1,587,730, available to be carried forward to offset future taxable income which will expire in the period from 2006 to 2010. KCESD’s net operating loss carry-forwards to offset future taxable income is insignificant.

NOTE 10 – RELATED PARTY TRANSACTIONS

A.	Names of related parties and relationship with the Group are as follows:

Names of related parties	Relationship with the Company
Mr. Kuo-An Wang	He is a director, stockholder and chairman of the Company

Mr. Yu-En Chiu	He is a director, stockholder and vice chairman of the Company

Chevady Culture Enterprise Limited (“CCE”)	Its chairman is Mr. Kuo-An Wang

Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Chevady	Its chairman is Mr. Yu-En Chiu

Names of related parties	Relationship with the Company
Preschool (“TCP Chevady”)

Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman is Mr. Yu-En Chiu

Taipei City Private Kid Castle Preschool (“TCP Kid Castle)	Its chairman is Mr. Yu-En Chiu

21st Century Publishing House (“Publishing House”)	A joint venturer

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.

21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.

Tianjin Kid Castle Educational Investment Consulting Co., Ltd.(“Tianjin Consulting”)	An investment accounted for under the equity method

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method

B.	Significant transactions and balances with related parties are as follows:

		Three months ended March 31,
		2005	2004
		(Unaudited)
(i)	Sales to:
	- PKC Language	$3,030	$3,979
	- TCP PKC	3,030	3,979
	- TCP Chevady	7,614	5,191
	- TCP Chung-hua	7,614	4,086
	- TCP Wonderland	5,349	5,191
	- TCP Kid Castle	4,996	4,949
	- English School	6,034	—
	- Tianjin Consulting	4,589	—
	- Lanbeisi	26,793	—

		$69,049	$27,375

(ii)	Rental income from:
	- CCE	$476	$450

		$476	$450

(iii)	Franchising income from:
	- PKC Language	$136	$129
	- TCP PKC	136	129
	- TCP Kid Castle	1,854	2,014
	- TCP Chung-Hua	—	214
	- TCP Chevady	927	1,007
	- TCP Wonderland	927	1,007

		$3,980	$4,500

(iv)	Purchase from:
	- Publishing House	$319,640	$—

		$319,640	$—

(v)	The two directors and stockholders, Mr. Kuo-An Wang and Mr. Yu-Eng Chiu, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 – Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(vi)	Accounts and notes receivable – related parties:

	March 31,	December 31,
Name of related parties	2005	2004
	(Unaudited)
- KCE	$3,803	$—
- PKC Language	20,345	16,772
- TCP PKC	20,345	16,772
- TCP Chung-hua	39,353	27,506
- TCP Chevady	40,505	24,431
- TCP Wonderland	40,505	24,431
- TCP Kid Castle	47,564	31,586
- Education Center	57	726
- Tianjin Consulting	15,439	15,746
- Lanbeisi	53,370	19,475

	$281,286	$177,445

(vii)	Other receivables – related parties:

	March 31,	December 31,
Name of related parties	2005	2004
	(Unaudited)
Amount due from Publishing House (Note 1)	$5,408	$13,781
Amount due from Education Center (Note 2)	271	268
Amount due from Tianjin Consulting (Note 3)	—	6,825
Amount due from Lanbeisi (Note 4)	9,143	9,062

	$14,822	$29,936

Note:
1.	As of March 31, 2005 and December 31, 2004, the amounts due from Publishing House consist primarily of certain operating expenses paid on behalf of Publishing House.

2.	Education Center was founded in October 2003. The amount due from the associate is mainly inventory purchases paid by the Group on behalf of Education Center. The amount due from this related party has no fixed repayment term and bears no interest.

3.	Tianjin Consulting was incorporated in April 2004. The Group paid certain pre-operating costs on behalf of Tianjin Consulting. The amount due from this related party has no fixed repayment term and bears no interest.

4.	Lanbeisi was incorporated in April 2004. The Group paid pre-operating costs of RMB$75,000 (approximately $9,000) on behalf of Lanbeisi. The amount due from this related party has no fixed repayment term and bears no interest.

(viii)	Prepayments and other current assets

	March 31,	December 31,
Name of related parties	2005	2004
	(Unaudited)
Prepayments to Publishing House	168,026	265,223

	$168,026	$265,223

     Prepayments to Publishing House are mainly for inventory ordered by Culture Media. According to the purchase agreements signed with Publishing House, Culture Media has to prepay a certain percentage of inventories purchased upon the effectiveness of the contracts. The remaining payments are to be made three months after the initial payment.

(ix)	Accounts payable – related parties:

	March 31,	December 31,
Name of related parties	2005	2004
	(Unaudited)
- Publishing House	$391,397	$265,077

	$391,397	$265,077

NOTE 11 – INTANGIBLE ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
Gross carrying amount
Franchise	$1,078,380	$1,072,939
Copyrights	633,914	630,716

	1,712,294	1,703,655

Less: Accumulated amortization
Franchise	(539,190)	(509,646)
Copyrights	(316,957)	(299,590)

	(856,147)	(809,236)

Net	$856,147	$894,419

     Amortization charged to operations was $42,835 and $40,509 for the three months ended March 31, 2005 and 2004, respectively.

     The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2006	$171,340
2007	171,340
2008	171,340
2009	171,340
2010	171,340

$856,700

NOTE 12 – BORROWINGS

		March 31,	December 31,
	Notes	2005	2004
		(Unaudited)
Bank term loans	(i)	$950,660	$945,932
Short-term unsecured bank loans	(ii)	253,566	725,323
Mid-term loan	(iii)	958,809	1,130,827
Mid-term secured bank loan	(iv)	2,157,947	1,482,725

		4,320,982	4,284,807

Less: Balances maturing within one year included in current liabilities
Bank term loans		728,627	721,896
Short-term unsecured bank loans		253,566	725,323
Mid-term loan		743,547	726,720
Mid-term secured bank loan		717,286	459,043

		2,443,026	2,632,982

Bank borrowings maturing after one year		$1,877,956	$1,651,825

Note:
(i)	This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $1,794,314 and $1,625,505 that we have received from franchisees and the Group’s bank deposits of $113,275 and $57,813 as of March 31, 2005 and December 31, 2004, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The weighted average interest rates were 5,88% and 5.66% per annum as of March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, the interest expenses charged to operations amounted to $14,758 and $12,177, respectively.

(ii)	In August 2003, KCIT obtained an unsecured short-term loan in the amount of $253,565, which is guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the Taiwan basic borrowing rate plus 1.20% per annum and is due and payable in June 2005. The applicable interest rate is approximately 4.50% per annum as of March 31, 2005.

In March 2004, KCIT obtained an unsecured short-term loan in the amount of $316,957, which was guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the Taiwan basic borrowing rate plus 1.65% per annum and was repaid in full in February 2005.

In April 2004, KCIT obtained another unsecured short-term loan in the amount of $147,102, which is also guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the Taiwan basic borrowing rate plus 1.24% per annum and was repaid in full in January 2005.

For the three months ended March 31, 2005 and 2004, the interest expense charged to operations from the above three unsecured short-term loans amounted to $11,840 and $3,558, respectively.

(iii)	In March 2003, KCIT obtained a loan of $633,914 from a financial institution, which bore interest at 13.5% per annum and was repayable in 18 equal monthly installments, to finance the Group’s operations. The last installment was due on September 30, 2004 and the Group has extended the term with the financial institution to September 2006. Pursuant to the amended terms of the loan, the loan bears interest at 9.69% per annum and is repayable in 24 equal monthly installments. As of March 31, 2005 and December 31, 2004, the loan was collateralized by KCIT’s refundable deposits of $126,782 and $126,143, respectively, and guaranteed by two directors and stockholders of the Group. As of March 31, 2005, the Group had repaid $172,435 of the loan, and $461,479 remains outstanding.

In November 2004, KCIT signed a loan contract with a new financial institution to obtain a loan of $633,914 for the purpose of financing operations, which is guaranteed by two directors of the Group. The loan bears interest at 5.26% per annum and is repayable in 18 monthly installments. The last installment will be due on May 10, 2006. As of March 31, 2005, the loan was collateralized by KCIT’s refundable deposits of $158,479, and the Group had repaid $136,584 of the loan, and $467,330 remains outstanding.

For the three months ended March 31, 2005 and 2004, the interest expenses charged to operations from the aforementioned loans amounted to $19,550 and $9,721, respectively.

(iv)	In August 2003, KCIT obtained a bank loan in the principal amount of $1,014,263 to repay its mortgage loan that was originally granted by a bank on October 5, 2001 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors and stockholders of the Group. The loan bears interest at the lending bank’s basic borrowing rate plus 1.45% per annum. On July 19, 2004, the bank extended the term of the loan and the Group repays the loan, which is now repayable in 168 equal monthly installments starting July 30, 2004. As of March 31, 2005 and 2004, the applicable interest rate is approximately 3.14% and 4.79% per annum, respectively. As of March 31, 2005, the Group had repaid $43,981, and $970,282 remains outstanding under the loan.

In March 2004, KCIT obtained a new bank loan of $792,393, which bears interest at 5.60% per annum and is repayable in 24 equal monthly installments. The last installment will be due on March 31, 2006. As of March 31, 2005, the loan was pledged by the KCIT’s bank deposit of $241,141, and guaranteed by two directors of the Group. As of March 31, 2005, the Group had repaid $385,035, and $407,358 remains outstanding under the loan.

In January 2005, KCIT obtained a bank loan of $475,436, which bears interest at 6.00% per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 3, 2008. As of March 31, 2005, the Group had repaid $12,086, and $463,350 remains outstanding under the loan.

In March 2005, another bank loan of $316,957 was obtained. The loan bears interest at the Taiwan basic borrowing rate plus 1.65% per annum and is repayable in 36 equal monthly installments. The applicable interest rate as of March 31, 2005 is approximately 5.33%. The last installment will be due in March, 2008.

For the three months ended March 31, 2005 and 2004, the interest expenses charged to operations from the above loans amounted to $14,335 and $11,620, respectively.

NOTE 13 – RECEIPTS IN ADVANCE

The balance comprises:

		March 31,	December 31,
	Notes	2005	2004
		(Unaudited)
Current liabilities:
Sales deposits received	(i)	$555,759	$565,053
Franchising feesreceived	(ii)	1,756,352	1,906,286
Subscription fees received	(iii)	493,198	435,635
Others		25,935	89,584

		2,831,244	2,996,558

Long-term liabilities:
Franchising feesreceived	(ii)	1,421,803	1,124,809

		$4,253,047	$4,121,367

Note:
(i)	The balance represents receipts in advance from customers for goods to be sold to them.

(ii)	The balance mainly represents franchising fees received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

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

     The net periodic pension cost is as follows:

	Three months ended March 31,
	2005	2004
	(Unaudited)
Service cost	$25,500	$15,424
Interest cost	4,884	1,732
Expected return on assets	(1,697)	(367)
Amortization of unrecognized loss	428	322

Net periodic pension cost	$29,115	$17,111

     The Group previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $46,679 to the Plan in 2005. As of March 31, 2005 and 2004 contributions made by the Group amounted to $11,497 and $23,319, respectively.

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

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Three months ended	Three months ended	Three months ended	Three months ended	Three months ended	Three months ended	Three months ended	Three months ended	Three months ended	Three months ended	Three months ended	Three months ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Revenue
External revenue	$2,313,293	$2,241,656	$805,513	$394,238	$3,118,806	$2,635,894	$4,186	$—	$—	$—	$3,122,992	$2,635,894
Inter-segment revenue	522	1,362	—	—	522	1,362	—	—	(522)	(1,362)	—	—

	$2,313,815	$2,243,018	$805,513	$394,238	$3,119,328	$2,637,256	$4,186	$—	$(522)	$(1,362)	$3,122,992	$2,635,894

Profit (loss) from Operations	$452,556	$(10,560)	$(206,377)	$(293,247)	$246,178	$(303,807)	$(57,590)	$(69,395)	$—	$31,187	$188,589	$(342,015)

Capital expenditures	$11,475	$—	$3,208	$—	$14,683	$—	$—	$—	$—	$—	$14,683	$—

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Total assets	$10,869,782	$10,313,287	$2,909,664	$2,827,431	$13,779,446	$13,140,718	$30,341	$30,225	$(356,015)	$(389,519)	$13,453,772	$12,781,424

NOTE 16 – COMMITMENT AND CONTINGENCIES

A. Lease Commitment

     As of March 31, 2005, the Company’s future minimum lease payments under non-cancellable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2005	$169,415
2006	247,935
2007	221,753
2008	207,540
2009	135,129

$981,772

B. Going concern

     The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As the Group is aggressively expanding its business in the PRC and the Group’s PRC operation is still in an emerging stage and has not turned profitable, the Group has suffered recurring losses from operations and has a net capital deficiency. The above conditions raise substantial doubt about the Group’s ability to continue as a going concern, if the investment in the PRC will not gradually see returns. As discussed in Note 12, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their continuous support to the Group until other sources of funds have been obtained. Moreover, the Group successfully obtained new bank facilities in the first quarter of 2005. Management believes that, with continuous growth in the sales in the PRC, the existing directors’ support and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do no include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate,” and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption “Factors That May Affect Our Future Results And Financial Condition” contained herein and other factors disclosed in our filings with the Securities and Exchange Commission including, but not limited to our Annual Report on Form 10-K for the year ended December 31, 2004. We do not intend to update these forward-looking statements.

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

     As of March 31, 2005, the balance of our amortizable intangible assets was $856,147, including franchise-related intangible assets of $539,190 and copyrights of $316,957. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Comparison of The Three Months Ended March 31, 2005 and 2004

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $512,654, or 20%, to $3,122,992 for the three months ended March 31, 2005 from $2,610,338 for the three months ended March 31, 2004, including the increase in sales of goods of $345,302 and the franchising income of $69,793 and other operating revenues of $97,559

     Sales of goods. The increase in sales of goods, from $2,029,853 for the three months ended March 31, 2004 to $2,375,155 for the three months ended March 31, 2005, or 17%, was mainly due to the increase in net sales of goods generated from our Shanghai operations of $301,144, or 101%, to $598,895 for the three months ended March 31, 2005 from $297,751 for the three months ended March 31, 2004.

     Franchising income. The increase in franchising income, from $528,132 for the three months ended March 31, 2004 to $597,925 for the three months ended March 31, 2005, or 13%, was mainly due to the increase in the number of our franchised schools in Shanghai. Franchising income for Shanghai increased by $110,039 from $96,488 for the three months ended March 31, 2004 to $206,527 for the three months ended March 31, 2005.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and fees for designing the school layout of our franchised schools. Other operating revenue increased by $97,559, or 186%, to $149,912 for the three months ended March 31, 2005 from $52,353 for the three months ended March 31, 2004. The increase was mainly due to revenue generated from our services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools.

     Gross Profit. Gross profit increased by $260,915, or 15%, to $2,007,452 for the three months ended March 31, 2005 from $1,746,537 for the three months ended March 31, 2004. The increase in gross profit was attributable to the fact that the rate of increase in our franchising costs and other operating costs from March 31, 2004 to March 31, 2005 was lower than the rate of increase in our franchising income and other operating income for the same period. In addition, the gross margin decreased from 67% for the three months ended March 31, 2004 to 61% for the three months ended March 31, 2005, primarily because of the consolidation of Culture Media that has a lower gross margin than KCIT and KCESD. Culture Media’s gross margin for the three months ended March 31, 2005 was approximately 50%.

     Total Operating Expenses. Total operating expenses decreased by $324,203, or 15%, to $1,818,863 for the three months ended March 31, 2005 from $2,143,066 for the three months ended March 31, 2004. Advertising costs decreased by $93,279, or 74%, to $33,363 for the three months ended March 31, 2005 from $126,642 for the three months ended March 31, 2004. This decrease was mainly due to the allocation of our adverting budget for 2005. We do most of our advertising during the summer vacation period rather than winter vacation period, and therefore incur most of our advertising expenses in the second and third quarters.

     Other Operating Expenses. Other operating expenses decreased by $230,924, or 11%, to $1,785,500 for the three months ended March 31, 2005 from $2,016,424 for the three months ended March 31, 2004, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan operations.

     Interest Expenses, Net. Net interest expenses increased by $37,488, or 172%, to $59,253 for the three months ended March 31, 2005 from $21,765 for the three months ended March 31, 2004, primarily due to the increase of the borrowings during the three months ended March 31, 2005 comparing to the three months ended March 31, 2004 (please refer to Note 12 to our Condensed Consolidated Financial Statements for more information).

     Provision for Taxes. Provision for taxes for the three months ended March 31, 2005 and 2004 were $143,453 and $0, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Fiscal Years 2004 and 2003

     As of March 31, 2005, our principal sources of liquidity included cash and bank balances of $173,169 which decreased from $213,564 at December 31, 2004. The decrease was mainly due to the expenditures to fund the daily operations.

     Net cash (used in) provided by operating activities was ($22,689) and $45,426 during the three months ended March 31, 2005 and 2004, respectively. Net cash used in operating activities during the three months ended March 31, 2005 was primarily attributed to net loss.

     Net cash used in investing activities were $60,406 and $105,689 during the three months ended March 31, 2005 and 2004, respectively. The $45,283 difference was primarily attributable to cash used in purchase of property and equipment of $104,562 during the three months ended March 31, 2005 and the increase of pledged bank fixed deposits by 58,629 during the three months ended March 31, 2005, compared to increase of $135,818 during the three months ended March 31, 2004.

     Net cash provided by financing activities during the three months ended March 31, 2005 was $60,634 as compared to $67,777 during the three months ended March 31, 2004. The $7,143 difference was primarily attributable to the decrease of net proceeds from bank borrowings of 645,512, and the repayment of loans from officers/shareholders of $586,529 during the three months ended March 31, 2004.

Off-Balance Sheet Arrangements

     As of March 31, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

     The Company, Higoal and its subsidiaries are collectively referred to as the “Group.” The following table represents the Group’s contractual obligations:

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	Thereafter
	(Thousand dollars)
Contractual obligations
Bank borrowing	4,321	2,474	780	366	89	89	523
Pension benefit	29	—	—	—	—	—	29
Operating leases	1,508	169	248	222	208	135	526

Total	5,858	2,643	1,028	588	297	224	1,078

Bank Borrowing

     One of our financing sources is from bank borrowings. As of March 31, 2005 and 2004, the balances of bank borrowings, including current and non-current portions, were $4,320,982 and $3,217,258, respectively.

Equity Investments in Joint Ventures

     On May 28, 2004, the Group signed a joint venture agreement with Zhangjhou Yu Hua Educational Investment Co., Ltd. in Henan Province, PRC to establish a company, Henan Kid Castle Education Development Co., Ltd. with registered capital of RMB$300,000. Pursuant to this joint venture agreement, the Group and Zhangjhou Yu Hua Educational Investment Co., Ltd. own 65% and 35% interests in Henan Kid Castle Education Development Co., Ltd., respectively. No capital contribution has yet been made for the joint venture as of March 31, 2005.

     On June 29, 2004, the Group signed a joint venture agreement with Li Kai and Zhang Wuen Shou in the PRC to establish a company, Shanxi Kid Castle Education Development Co., Ltd. with registered capital of RMB$500,000. Pursuant to this joint venture agreement, the Group, Li Kai and Zhang Wuen Shou own, respectively, 51%, 30% and 19% interests in Shanxi Kid Castle Education Development Co., Ltd. No capital contribution has yet been made for the joint venture as of March 31, 2005.

Pension Benefit

     We have a non-contributory and funded defined benefit retirement plan (the “Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, as described in Note 14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $28,845, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the three months ended March 31, 2005 and 2004 amounted to $11,497, and $23,319, respectively.

Operating Leases

     We have entered into several non-cancelable lease arrangements for administrative office space, warehouse space and sales offices for various lengths of time.

Going Concern

     The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As the Group is aggressively expanding its business in the PRC and the Group’s PRC operation is still in an emerging stage and has not turned profitable, the Group has suffered recurring losses from operations and has a net capital deficiency. The above conditions raise substantial doubt about the Group’s ability to continue as a going concern, if the investment in the PRC does not gradually see returns. As discussed in Note 12 to our Condensed Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their continuous support to the Group until other sources of funds have been obtained. Moreover, the Group successfully obtained new bank facilities in the first quarter of 2005 (please refer to Note 12 to our Condensed Consolidated Financial Statements for more information). Management believes that, with continuous growth in the sales in the PRC, the existing directors’ support and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

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

attract and retain qualified personnel.

     We have incurred operating losses since inception. As a result, as of March 31, 2005, we had an accumulated deficit of $7,342,858. We incurred net losses of $1,906,996, $1,940,591, and $1,254,592 for the years ended December 31, 2002, 2003 and 2004, respectively, and had cash flow from operations of $33,886, ($2,689,688) and $(1,544,902) for the years ended December 31, 2002, 2003 and 2004, respectively. If we are unable to achieve and maintain a positive cash flow and profitability, we may be unable to continue our operations. Even if we do achieve a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future.

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

     Our internal control and management systems were designed to meet the standards generally adopted by private Taiwan companies and the internal control and management systems of our PRC subsidiaries were designed to the standards generally adopted by companies in China. These standards are different from the standards and best practices adopted by companies in the United States. We have identified areas in which our current control and management systems do not meet international standards and practices. In addition, during their audit, our external auditors brought to our attention a number of areas in which our current internal controls and management systems do not reduce undetected material errors or fraud to a relatively low level of risk, which could adversely affect our ability to accurately and timely record, process, summarize and report financial data. Pursuant to the Sarbanes-Oxley Act of 2002 and the various rules and regulations adopted pursuant thereto or in conjunction therewith, we are required, for fiscal year 2005, to perform an evaluation of our internal controls over financial reporting and file an assessment of its effectiveness with the U.S. Securities and Exchange Commission. Unless we successfully upgrade our controls and systems, we will not be able to satisfactorily comply with our obligation under the Sarbanes-Oxley Act of 2002 and our external auditors will be unable to provide a satisfactory certification. We have prepared an internal plan of action for compliance, which includes a schedule of activities to address our need to meet these standards and best practices. If we fail to successfully complete the improvements we have scheduled on a timely basis, or if the activities fail to raise our internal controls and management systems to the levels required by international standards or legal requirements, or if we fail to implement new or improved controls, then we may fail to meet our reporting obligations and our auditors may be unable to certify the management’s assertion of the effectiveness of our internal controls as required under the Sarbanes-Oxley Act of 2002. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

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

     In addition, in July 2003, our subsidiary, KCES, entered into agreements with a local Chinese party, 21st Century Publishing House, in Jiangxi Province to establish two joint ventures, Jiangxi 21st Century Kid Castle Culture Media Co., Ltd. (Culture Media) and 21st Century Kid Castle Language and Education Center (Education Center). Culture Media and Education Center are established to engage primarily in the publication and distribution of English language education materials, enter into franchise and consulting relationships with kindergarten and language schools, and provide services to cooperative schools in China. We intend to use them as one of our primary vehicles for our expansion into the PRC market. Although we received, on January 19, 2004 and October 31, 2003, licenses from the applicable government authorities to conduct the business of Culture Media and Education Center in the PRC, the regulations with respect to operation of businesses by foreign-owned entities are still in flux. There is no assurance that the licenses will not be challenged by the PRC authorities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate exposure

     We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for the three months ended March 31, 2005, we have projected that, if interest rates were to increase by 1%, the result would be an annual increase in our interest expense of $43,030. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

     We are in the process of identifying, developing and implementing measures to improve the effectiveness of our disclosure controls and procedures, and, in particular, internal controls, including plans to enhance our resources, systems and training with respect to our financial reporting and disclosure responsibilities, and to review our actions with the audit committee and independent auditors. Since April 2004, we have been in the process of implementing a system with respect to internal control over financial reporting. In May 2004, we began installing a new ERP system through an application service provider, and we expect the installation to be completed in the fourth quarter of 2005. Our CEO and our CFO believe that such measures will help improve our disclosure controls and procedures. Based on this information, as of March 31, 2005, our CEO and our CFO believe that, subject to the limitations noted above, our disclosure controls and procedures are effective in ensuring that material information required to be included in Kid Castle’s SEC reports is made known to them on a timely basis.

     In May 2005, our accounting manager, who assisted our CFO with our internal control over financial reporting, resigned. We are in the process of searching for a candidate to hire as an accounting manager to handle our internal control over financial reporting. Although this personnel change caused a temporary interruption of our internal control over financial reporting, we believe that the ongoing implementation of our new system with respect to internal control over financial reporting and the installation of our ERP system have minimized any adverse effect that may have been caused by such resignation.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

     Pursuant to a stock purchase agreement dated August 18, 2003, Globe Wisdom Investments Limited (“GWIL”), a Samoan international business company, subscribed for 175,500 shares of our common stock at an aggregate purchase price of $122,850 in a private offering. As of March 31, 2005, we had not yet issued any shares to GWIL pursuant to the August 18, 2003 stock purchase agreement.

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

Dated: May 20, 2005

By:	/s/ Kuo-An Wang
	Name:	Kuo-An Wang
	Title:	Chief Executive Officer