Form 10-Q
period 2005-05-30
KID CASTLE EDUCATIONAL CORP
filed 2005-08-22
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days. Yes [X]     No _

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes     [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of August 19, 2005, there were 18,999,703 shares of the Registrant’s common stock outstanding.

#

ITEM 1. FINANCIAL STATEMENTS.

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

ASSETS

June 30, 2005

    December  31, 2004

(Unaudited)

(Audited)

Current Assets:

   Cash and bank balances

          $

    766,626

                     $

    213,564

   Bank fixed deposits – pledged

    355,850

    294,331

   Notes and accounts receivable, net

 4,570,800

 2,401,904

   Inventories

 3,024,509

 2,979,738

   Other receivables

    426,502

    337,848

   Prepayments and other currant assets

    672,309

    478,752

   Pledged notes receivable

            ---

 1,218,356

   Deferred income tax assets

    256,105

    218,574

Total current assets

10,072,701

 8,143,067

Deferred income tax assets

     167,093

                   170,477

Prepaid interest in associates

             ---

      24,165

Interest in associates

     137,213

      99,467

Property and equipment, net

  2,189,853

 2,188,092

Intangible assets, net of amortization

     834,743

    894,419

Long-term notes receivable

           --

    240,971

Pledged notes receivable

           --

    407,149

Other assets

      620,127

    613,617

Total Assets

         $     14,021,730

                   $         12,781,424

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

   Borrowings – short-term and maturing

      within one year

                        $    2,177,097

                      $     2,632,982

   Notes and accounts payable

 2,282,930

1,506,543

   Accrued expenses

    856,836

   703,407

   Other payables

    511,361

   283,080

   Deposits received

    350,801

   498,266

   Receipts in advance

 4,316,920

2,996,558

   Income tax payable

    180,864

     97,142

   Obligation under capital leases due within one year

             ---

       8,659

Total current liabilities

10,676,809

 8,726,637

Borrowings maturing after one year

  1,848,709

 1,651,825

Receipts in advance

             ---

 1,124,809

Obligation under capital leases

             ---

             ---

Deposits received

     939,546

    689,530

Accrued pension liabilities

     219,917

     160,907

Total liabilities

13,684,981

12,353,708

Minority Interests

        53,139

        33,791

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(cont.)

(Expressed in US Dollars)

(Unaudited)

June 30, 2005

       December  31, 2004

(Unaudited)

(Audited)

Stockholders’ Equity:

Capital Stock

  7,669,308

 7,669,308

Additional paid in capital

     194,021

    194,021

Statutory reserve

       65,320

      65,320

Retained deficit

(7,570,531)

(7,312,074)

Accumulated other comprehensive

loss

     (74,508)

    (222,650)

Total stockholders’ equity

     283,610

      393,925

Total Liabilities and Stockholders’ Equity

     $

14,021,730

     $

  12,781,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

#

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

                      Six Month Periods Ended June 30,

   2005

2004

Operating Revenue:

   Sales of goods

                     $

 3,549,331

      $

 3,216,779

   Franchising income

 1,308,046

 1,192,740

  Other operating revenue

    306,348

    203,914

      Total net operating revenue

  5,163,725

  4,613,433

Operating costs:

      Cost of goods sold

 1,507,173

 1,324,923

      Cost of franchising

    176,655

    245,504

      Other operating costs

    177,271

    135,739

      Total operating costs

  1,861,099

  1,706,166

Gross profit

  3,302,626

  2,907,267

Advertising costs

     (56,854)

   (454,492)

Other operating expenses

(3,250,544)

 (3,430,104)

Loss from operations

        (4,772)

    (977,329)

Interest expenses, net

    (115,983)

      (64,936)

Share of income of investments

        12,483

        31,425

Other non-operating  income, net

         53,624

         81,770

Loss before income taxes

and minority interest

      (54,648)

    (929,070)

Provision for taxes

   (184,750)

          (1,222)

Loss before minority interest

   (239,398)

     (930,292)

Minority interest

in income

     (19,059)

             ---

Net loss

      $

    (258,457)

       $

     (930,292)

Loss per share – basic and diluted

 $ (     .01)

$ (    .05)

Weighted-average shares used to compute                                                                                                                        loss per share – basic and diluted

18,999,703

18,999,703

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

                                 Three Month Periods Ended June 30,

      2005

    2004

Operating Revenue

  Sales of goods

$

1,174,176

$

 1,186,926

  Franchising income

     710,121

    664,608

  Other operating revenue

     156,436

    151,561

   Total net operating revenue

 2,040,733

  2,003,095

Operating costs

   Cost of goods sold

    579,442

    650,418

   Cost of franchising

      63,042

    113,403

   Other operating costs

     103,075

      78,544

   Total operating costs

     745,559

     842,365

Gross profit

 1,295,174

 1,160,730

Advertising costs

     (23,491)

   (327,850)

Other operating expenses

(1,465,044)

 (1,413,680)

Loss from operations

    (193,361)

    (580,800)

Interest expenses, net

      (56,730)

      (43,171)

Share of loss of investments

---

      (15,542)

Other non-operating (loss) income, net

       102,563

         38,097

Loss before income taxes and

  minority interest income

    (147,528)

  (601,416)

Provision for taxes

       (41,297)

     (1,222)

Loss before minority interest

    (188,825)

   (602,638)

Minority interest  income

        (19,202)

                                      ---

Net loss

$    (208,027)

        $

  (602,638)

Loss per share – basic and diluted

 $     (   .01)

         $

  (    .03)

Weighted-average shares used to computer loss

 per share-basic and diluted

18,999,703

 18,999,703

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

#

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

         Six Month Periods Ended June 30 ,

    2005

2004

Cash flows from operating activities:

Net loss

$

  (258,457)

$

  (930,292)

   Adjustments to reconcile net loss to net cash

      used in  operating activities:

   Depreciation and amortization

    223,862

    188,553

   Allowance for sales returns

      92,463

    (13,126)

   Allowance for doubtful debts

    110,063

   130,866

   Provision for (reversal of) allowance for loss

      on inventory obsolescence and slow-moving items

      95,147

     34,970

   Minority interest in income

      19,059

         ---

   Share of gain of investments

     (12,483)

    (31,425)

   (Increase)/decrease in:

      Notes and accounts receivable

(2,371,422)

    402,524

      Inventories

    (139,918)

  (185,880)

      Other receivables

     (88,654)

  (202,283)

      Prepayments and other current assets

   (169,392)

       9,484

      Deferred income tax assets

     (34,147)

       3,306

      Other assets

     (6,510)

   (86,257)

   Increase/(decrease) in:

      Notes and accounts payable

     776,387

  219,374

      Accrued expenses

     153,429

   (36,063)

      Other payables

     228,281

   205,497

      Receipts in advance

     195,553

  (202,230)

      Income taxes payable

       83,722

      (3,306)

      Deposits received

     102,551

     99,576

      Accrued pension liabilities

        59,010

       8,882

Net cash used in operating activities

                   (941,456)

 (387,830)

Cash flows from investing activities

   Purchases of property and equipment

   (165,947)

   (47,371)

   Proceeds from disposal of property and equipment

           ---

         ---

   Bank fixed deposits – pledged

     (61,519)

 (111,678)

   Pledged notes receivable

  1,625,505

      11,407

   Collection of long term notes

     240,971

          ---

   Increase in interest in associates

   (24,977)

          ---

   Acquisition of long term investments

          ---

   (103,346)

Net cash used in investing activities

  1,614,033

   (250,988)

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

                         Six Months Periods Ended June 30 ,

       2005

     2004

Cash flows from financing activities

   Proceeds from bank borrowings

    795,968

   2,865,929

   Repayment of bank borrowings

(1,054,969)

  (2,346,878)

   Proceeds from capital leases

       57,086

      (13,933)

   Repayment of capital leases

      (65,748

          ---

        Repayment of loan from officers/stockholders

             ----

     (585,006)

Net cash consumed by financing activities

    (267,657)

       (79,888)

Net increase (decrease) in cash and cash equivalents

    404,920

    (718,706)

Effect of changes in exchange rate on cash and

    148,142

        (12,829)

   cash equivalents

Cash and cash equivalents at beginning of period

     213,564

   1,273,723

Cash and cash equivalents at end of period

$    766,626

      $

     542,188

Supplemental disclosure of cash flows information:

Cash payments for income taxes were $86,801for  the 2005 period and  $ 1,222  in the 2004 period. Cash payments for interest were $ 106,178  in  the 2005 period and $ 64,936 in the 2004 period. None of the interest was capitalized.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

#

  Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Kid Castle Education Corporation (“the Company”) as of June 30, 2005, and for the six month and three month periods ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company included in the annual report on Form 10-K for the year ended December 31, 2004.

#

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements.

Certain of the statements contained in this Quarterly Report on Form 10-Q includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in our Form 10-K for the period ended December 31, 2004. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in our Form 10-K for a broader discussion of these statements, risks, and uncertainties. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

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

     Revenue Recognition. We recognize sales of teaching materials and  educational tools and equipment as revenue when title of the product and risk of ownership are transferred  to the customer which occurs at the time of delivery, or when the goods arrive at the customer  designated location, depending on the associated shipping terms. Additionally, we deliver products sold by our distributors directly to the distributors’ customers and as such the delivered goods are recognized as revenue in a similar way as sales to our direct customers. We estimate sales returns and discounts based on historical experience and record them as reductions to revenues. If market conditions were to decline, we may take actions to increase sales discounts, possibly resulting in an incremental reduction of  revenue at the time when revenues are recognized.

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

RESULTS OF OPERATIONS

Comparison of The Three Months Ended June 30, 2005 and 2004

     Total Net Operating Revenue. Total net operating revenue is comprised of  sales of goods, franchising income and other operating revenue. Total net operating revenues increased  by $37,638, or 1.9%, to $2,040,733 for the three months ended June 30, 2005 from $2,003,095 for the  three months ended June 30, 2004. The increase for the 2005 period reflects a decrease in sales of goods of $12,750, and an increase of franchising income of $45,513 and other operating revenues of $4,875, all from the amounts of the comparable prior period in 2004.

     Sales of goods. The decrease in sales of goods of $12,750 or 1.1%, from $1,186,926 for the  three months ended June 30, 2004 to $1,174,176 for the three months ended June 30, 2005, was mainly due to the temporary suspension of publishing of Kids Talk magazine in April, 2005 and the termination of an authorized direct marketing distributor in Taiwan.

     Franchising income. The increase in franchising income of $45,513 or 6.8%, from $664,608  for the three months ended June 30, 2004 to $710,121 for the three months ended June 30, 2005, was mainly due to the increase in the number of our franchised schools in Shanghai.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and fees for designing the school layout of our franchised schools. Other operating revenue increased by $4,875, or 3.2%, to $156,436 for the three months ended June 30, 2005 from $151,561 for the three months ended June 30, 2004. The increase was mainly due to revenue generated from our services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools.

     Operating Costs. Operating costs are comprised o f cost of goods sold, cost of franchising and other operating costs. For the three month period ending June 30, 2005,  total operating costs decreased by $96,806 or 11.5% from $842,365 for the comparable period in 2004. The decrease for the 2005 period reflects a decrease of $70,976 in costs of goods sold, a decrease of $50,361 in costs of franchising, and increase of $24,531 in other operating costs, all from the amounts of the comparable prior period in 2004.

     Cost of Goods Sold. The decrease of costs of goods sold of $70,976 or 10.9% from $650,418 for the  three months ended June 30, 2004 to $579,442 for the for the  three months ended June 30, 2005 is due mainly to decrease in sales of goods.

     Costs of Franchising. The decrease in the costs of franchising of $50,361 or 44.4% from $113,403  for the  three months ended June 30, 2004 to $ 63,042 for the  three months ended June 30, 2005 is due mainly to cost control in our Shanghai operation.

     Other Operating costs. The increase in other operating costs of $24,531 or 31.2% from $78,544 for the  three months ended June 30, 2004 to $103,075 for the  three months ended June 30, 2005 is due mainly to increase in other operating revenue.

     Gross Profit. Gross profit increased by $134,444, or 11.6%, to $1,295,174 for the three months ended June 30, 2005 from $1,160,730 for the three months ended June 30, 2004. The increase in gross profit was attributable to increase in Franchise income and decrease in our franchising costs for the same period.

     Advertising Costs. Advertising costs decreased by $304,359, or 92.8%, to $23,491 for the three months ended June 30, 2005 from $327,850 for the three months ended June 30, 2004. This decrease was mainly due to additional expenses in connection with promotion of the Company’s new products during the three months ended June 30, 2004.

     Other Operating Expenses. Other operating expenses which reflects general and administrative and selling expenses increased by $51,364, or 3.6%, to $1,465,044 for the three months ended June 30, 2005 from $1,413,680 for the three months ended June 30, 2004 due to office

i mprovements for our Shanghai office and move of a warehouse for our Shanghai operation.

     Loss From Operations. Loss from operations decreased $387,439 or 66.7% from $580,800 for the  three months ended June 30, 2004 to $193,361 for the  three months ended June 30, 2005 for the reasons discussed above.

     Interest Expenses, Net. Net interest expenses increased by $13,559, or 31.4%, to $56,730 for the three months ended June 30, 2005 from $43,171 for the three months ended June 30, 2004, primarily due to the increase in bank borrowings that occurred during the three months ended June 30, 2005.

     Other non-operating income (net) which reflects changes in valuation of asset due to changes in exchange rate, lease income and penalty received from customers was $38,097 for the 2004 period compared with $102,563 mainly due to changes in exchange rate in favor of the Company.

     Provision for Taxes. Provision for taxes for the three months ended June 30, 2005 and 2004 were $41,297 and $1,222, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

     Net Loss. As a result of the matters described above, we incurred a net loss of $208,027, or $(0.01) per diluted common share, for the three months ended June 30, 2005 as compared to a net loss of $602,638, or $(0.03) per diluted common share, for the three months ended June 30, 2004.

Comparison of The Six Months Ended June 30, 2005 and 2004

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $550,292, or 11.9%, to $5,163,725 for the six months ended June 30, 2005 from $4,613,433 for the  six months ended June 30, 2004. The increase for the 2005 period reflects increases in sales of goods of $332,552, franchising income of $115,306, and other operating revenues of $102,434 all from the amounts of the comparable prior period in 2004.

     Sales of goods. The increase in sales of goods, from $3,216,779 for the  six months ended June 30, 2004 to $3,549,331 for the six months ended June 30, 2005, or 10.3%,  was mainly due to the increase in net sales of goods generated from our Shanghai operations offset by a small decrease in sales of good generated from our Taiwan operations.

     Franchising income. The increase in franchising income, from $1,192,740  for the six months ended June 30, 2004 to $1,308,046 for the six months ended June 30, 2005, or 9.7%, was mainly due to the increase in the number of our franchised schools in Shanghai.

     Other operating revenue. Our other operating revenues represent  revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and fees for designing the school layout of our franchised schools. Other operating revenue increased by $102,434, or 50.2%, to $306,348 for the six months ended June 30, 2005 from $203,914 for the six months ended June 30, 2004. The increase was mainly due to revenue generated from our services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools.

     Operating Costs. Operating costs are comprised o f cost of goods sold, cost of franchising and other operating costs. For the six month period ending June 30, 2005,  total operating costs increased by $154,933 or 9.1 from $1,706,166 for the comparable period in 2004. The increase for the 2005 period reflects an increase of $182,250 in costs of goods sold, a decrease of $68,849 in costs of franchising, and increase of $41,532 in other operating costs, all from the amounts of the comparable prior period in 2004.

     Cost of Goods Sold. The increase of costs of goods sold of $182,250 or 13.8% from $1,324,923 for the  six months ended June 30, 2004 to $1,507,173 for the for the six months ended June 30, 2005 is due mainly to the sales of new versions of educational materials.

     Costs of Franchising. The decrease in the costs of franchising of $ 68,849 or 28% from $ 245,504  for the   six months ended June 30, 2004 to $ 176,655 for the   six months ended June 30, 2005 is due mainly to cost control in our Shanghai operation.

     Other Operating costs. The increase in other operating costs of $ 41,532 or 30.6% from $ 135,739 for the   six months ended June 30, 2004 to $ 177,271 for the   six months ended June 30, 2005 is due mainly to increase in other operating revenue.

     Gross Profit. Gross profit increased by $395,359, or 13.6%, to $3,302,626 for the six months ended June 30, 2005 from $2,907,267 for the six months ended June 30, 2004. The increase in gross profit was attributable to increase in franchising income and decrease in our franchising costs for the same period.

     Advertising Costs. Advertising costs decreased by $397,638, or 87.5%, to $56,854 for the six months ended June 30, 2005 from $454,492 for the six months ended June 30, 2004. This decrease was mainly due to additional expenses in connection with promotion of the Company’s new products during the three months ended June 30, 2004.

     Other Operating Expenses. Other operating expenses which reflects general and administrative and selling expenses decreased by $179,560, or 5.2%, to $3,250,544 for the six months ended June 30, 2005 from $3,430,104 for the six months ended June 30, 2004, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan operations.

      Loss From Operations. Loss from operations decreased $972,557 or 99.5% from $977,329 for the six months ended June 30, 2004 to $4,772 for the six months ended June 30, 2005 for the reasons discussed above.

     Interest Expenses, Net. Net interest expenses increased by $51,047, or 78.6%, to $115,983 for the six months ended June 30, 2005 from $64,936 for the six months ended June 30, 2004, primarily due to the increase in bank borrowings during the six months ended June 30, 2005 comparing to the six months ended June 30, 2004.

     Other non-operating income (net) which reflects changes in valuation of asset due to changes in exchange rate, lease income and penalty received from customers was $81,770 for the 2004 period compared with $53,624 due to changes in exchange rate not in favor of the Company.

     Provision for Taxes. Provision for taxes for the six months ended June 30, 2005 and 2004 were $184,750 and $1,222, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

     Net Loss. As a result of the matters described above, we incurred a net loss of $258,457, or $(0.01) per diluted common share, for the six months ended June 30, 2005 as compared to a net loss of $930,292, or $(0.05) per diluted common share, for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2005, our principal sources of liquidity included cash  and bank balances of $766,626 which increased from $213,564 at December 31, 2004, an increase of 553,062. The increase is results of investment in operations in PRC operations occurred during 2004.

     Net cash used in operating activities was $941,456 and $387,830 during the six months ended June, 2005 and 2004, respectively. The increase during the six months ended June, 2005 was primarily attributed to increase in Prepayments and other current assets.

     Net cash provided by (used in) investing activities were $1,614,033 and $(250,988) during the six months ended June 30, 2005 and 2004, respectively. The changes was primarily attributable to changes in pledged notes receivable and collection of long term notes.

     Net cash consumed by financing activities during the six months ended June, 2005 was $267,657 as compared to $79,888 during the six months ended June 30, 2004. The difference was primarily attributable to the decrease of net proceeds from bank borrowings and no Repayment of loans to officers/shareholders. The Repayment of loans to officers/shareholders was $585,006 during the six months ended June 30, 2004.

Off-Balance Sheet Arrangements

     As of June 30, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

     One of our financing sources is from bank borrowings. As of June 30, 2005 the balances of bank borrowings were $4,025,806.

Equity Investments in Joint Ventures

     On May 28, 2004, we  signed a joint venture agreement with Zhangjhou Yu Hua Educational Investment Co., Ltd. in Henan Province, PRC to establish a company, Henan Kid Castle Education Development Co., Ltd. with registered capital of RMB$300,000. Pursuant to this joint venture agreement, we and Zhangjhou Yu Hua Educational Investment Co., Ltd. own 65% and 35% interests in Henan Kid Castle Education Development Co., Ltd., respectively. No capital contribution has yet been made for the joint venture as of June 30, 2005.

     On June 29, 2004, we signed a joint venture agreement with Li Kai and Zhang Wuen Shou in the PRC to establish a company, Shanxi Kid Castle Education Development Co., Ltd. with registered capital of RMB$500,000. Pursuant to this joint venture agreement, we , Li Kai and Zhang Wuen Shou own, respectively, 51%, 30% and 19% interests in Shanxi Kid Castle Education Development Co., Ltd. No capital contribution has yet been made for the joint venture as of June 30, 2005.

Operating Leases

     We have entered into several non-cancelable lease arrangements for administrative office space, warehouse space and sales offices for various lengths of time.

Going Concern

     The accompanying financial statements have been prepared assuming we will continue as a going concern. As we are aggressively expanding its business in the PRC and our PRC operation is still in an emerging stage and has not turned profitable, we ha ve suffered recurring losses from operations. The above conditions raise substantial doubt about our ability to continue as a going concern, if the investment in the PRC does not gradually see returns. The majority of our existing loans were guaranteed by two directors who have expressed their continuous support to us until other sources of funds have been obtained. Management believes that, with continuous growth in the sales in the PRC, the existing directors’ support and the new bank facilities, we will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Non-GAAP Financial Measures

     None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates through our regular operating and financing activities.

     We do not presently use derivative instruments to adjust our interest rate risk profile. We do not utilize financial instruments for trading or speculative purposes, nor do we utilize leveraged financial instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

     We are in the process of identifying, developing and implementing measures to improve the effectiveness of our disclosure controls and procedures, and, in particular, internal controls, including plans to enhance our resources, systems and training with respect to our financial reporting and disclosure responsibilities, and to review our actions with the audit committee and independent auditors. Since April 2004, we have been in the process of implementing a system with respect to internal control over financial reporting. In May 2004, we began installing a new ERP system through an application service provider, and we expect the installation to be completed in the fourth quarter of 2005. Our CEO and our CFO believe that such measures will help improve our disclosure controls and procedures. Based on this information, as of June 30, 2005, our CEO and our CFO believe that, subject to the limitations noted above, our disclosure controls and procedures are effective in ensuring that material information required to be included in Kid Castle’s SEC reports is made known to them on a timely basis.

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

PART II -

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

31 .1    Certification of Kuo-An Wang, Chief Executive Officer of the

registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Yu-En Chiu, Chief Financial Officer of the registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32    Certification s  of Kuo-An Wang, Chief Executive Officer and Yu-En Chiu, Chief Financial Officer of the

registrant, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.    Reports on Form 8-K

On April 15, 2005, we filed a Form 8-K reporting the resignation of Yuanchau Liour as a member of our board of directors and from our Audit Committee which occurred on April 12, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2005

  By:   /s/ Kuo-An Wang

    Name:   Kuo-An Wang

    Title:   Chief Executive Officer

#