Form 10-Q/A
period 2005-06-30
KID CASTLE EDUCATIONAL CORP
filed 2005-08-26
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

#

Explanatory Note

Our original filing of the Form 10-Q for the period ended June 30, 2005 contained a formatting error. The error caused the certifications of our principal executive and financial officers attached as exhibits to the originally filed report to be blank. This filing corrects that formatting error.

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

Dated: August 2 6 , 2005

  By:   /s/ Kuo-An Wang

    Name:   Kuo-An Wang

    Title:   Chief Executive Officer

#