Form 10-Q
period 2005-09-30
KID CASTLE EDUCATIONAL CORP
filed 2006-07-03
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005
or

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
Yes ☐    No ☒

As of June 8, 2006, there were 18,999,703 shares of the Registrant’s common stock outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

ASSETS	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Current assets
Cash and bank balances include pledged bank fixed deposits of $67,064 and $294,331	$273,925	$507,895
Notes and accounts receivable include pledged notes receivables of $1,133,305 and $1,218,356, net of provision for doubtful accounts and sales returns of $1,021,047 and $196,188	4,513,386	3,620,260
Inventories, net	2,681,349	2,979,738
Other receivables	178,069	337,848
Prepayments and other current assets	738,222	478,752
Deferred income tax assets	197,453	218,574
Total current assets	8,582,404	8,143,067
Deferred income tax assets	180,285	170,477
Prepaid long-term investments	—	24,165
Long-term investments	102,475	99,467
Property and equipment, net	2,114,023	2,188,092
Intangible assets, net of amortization	766,645	894,419
Long-term notes receivable includes pledged notes receivable of $484,523 and $407,149	694,163	648,120
Other assets	676,893	613,617
Total assets	$13,116,888	$12,781,424
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year	$2,313,652	$2,632,982
Notes and accounts payable	2,080,556	1,506,543
Accrued expenses	1,110,392	703,407
Other payables	319,095	283,080
Deposits received	837,496	498,266
Receipts in advance	2,753,266	2,996,558
Income tax payable	208,181	97,142
Obligation under capital leases due within one year	36,748	8,659
Total current liabilities	9,659,386	8,726,637
Bank borrowings maturing after one year	1,768,217	1,651,825
Receipts in advance	1,189,140	1,124,809
Obligation under capital leases	22,149	—
Deposits received	413,487	689,530
Accrued pension liabilities	245,995	160,907
Total liabilities	13,298,374	12,353,708

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets - Continued
(Expressed in US Dollars)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Minority interest	17,774	33,791

Shareholders’ equity

Capital Stock
Common stock, no par share:
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at September 30, 2005 and December 31, 2004	7,669,308	7,669,308
Legal reserve	65,320	65,320
Retained deficit	(8,001,668)	(7,312,074)
Accumulated other comprehensive loss	(126,241)	(222,650)
Total shareholders’ equity	(199,260)	393,925
Total liabilities and shareholders’ equity	$13,116,888	$12,781,424

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating Revenue
Sales of goods	$6,372,162	$5,661,046
Franchising income	1,914,925	1,814,984
Other operating revenue	448,807	389,846

Total net operating revenue	8,735,894	7,865,876

Operating costs
Cost of goods sold	(2,701,227)	(2,426,012)
Cost of franchising	(547,535)	(373,980)
Other operating costs	(307,076)	(307,660)

Total operating costs	(3,555,838)	(3,107,652)

Gross profit	5,180,056	4,758,224
Other operating expenses	(5,609,858)	(5,409,916)
Loss from operations	(429,802)	(651,692)
Interest income	11,000	22,582
Interest expenses	(182,346)	(123,474)
Share of profit (loss) of investments	(21,633)	10,609
Other non-operating income, net	192,401	70,982
Loss before income taxes and minority interest	(430,380)	(670,993)
Provision for taxes	(275,361)	(111,567)
Loss before minority interest	(705,741)	(782,560)
Minority interest in (income) loss	16,147	(2,611)
Net loss	$(689,594)	$(785,171)
Loss per share - basic and diluted	$(0.04)	$(0.04)
Weighted-average shares used to compute loss per share - basic and diluted	18,999,703	18,999,703

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended September 30,
	2005	2004

Operating Revenue
Sales of goods	$2,822,830	$2,444,267
Franchising income	606,879	622,244
Other operating revenue	142,459	185,932

Total net operating revenue	3,572,168	3,252,443

Operating costs
Cost of goods sold	(1,194,054)	(1,101,089)
Cost of franchising	(370,880)	(128,476)
Other operating costs	(129,805)	(171,921)

Total operating costs	(1,694,739)	(1,401,486)

Gross profit	1,877,429	1,850,957
Other operating expenses	(2,302,459)	(1,525,320)
Income (loss) from operations	(425,030)	325,637
Interest income	2,622	3,412
Interest expenses	(57,985)	(39,368)
Share of loss of investments	(34,116)	(20,816)
Other non-operating income (loss), net	138,777	(10,788)
Income (loss) before income taxes and minority interest	(375,732)	258,077
Provision for taxes	(90,611)	(110,345)
Income (loss) before minority interest	(466,343)	147,732
Minority interest in (income) loss	35,206	(2,611)
Net income (loss)	$(431,137)	$145,121
Earnings (loss) per share - basic and diluted	$(0.02)	$0.01
Weighted-average shares used to compute earnings (loss) per share - basic and diluted	18,999,703	18,999,703

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statement of Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(689,594)	$(785,171)	$(431,137)	$145,121
Other comprehensive income (loss):
Foreign currency translation gain (loss)	96,409	(5,879)	21,901	273
Total comprehensive income (loss)	$(593,185)	$(791,050)	$(409,236)	$145,394

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities
Net loss	$(689,594)	$(785,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,388	258,261
Allowance for doubtful debts and sales returns	1,231,289	172,537
Provision for allowance for loss on inventory obsolescence and slow-moving items	58,325	113,573
Gain on disposal of property and equipment	(30,333)	(10,609)
Decrease in deferred income tax assets	11,313	67,378
Minority interest in income	(16,017)	2,611
Share of loss of investments	21,157	—
Changes in assets and liabilities:
Increase in notes and accounts receivable	(2,124,415)	(561,081)
Decrease in inventories	240,064	(403,744)
Increase in other receivables	159,779	(99,282)
Increase in prepayments and other current assets	(259,470)	(250,194)
Increase in other assets	(63,276)	(122,453)
Increase in notes and accounts payable	574,013	572,556
Increase in accrued expenses	406,985	(104,349)
Increase in other payables	36,015	(88,561)
Decrease in receipts in advance	(178,961)	349,247
Increase in income taxes payable	111,039	42,967
Increase in deposits received	63,187	129,455
Increase in accrued pension liabilities	85,088	10,406

Net cash used in operating activities	(30,424)	(706,453)

Cash flows from investing activities
Purchases of property and equipment	(111,270)	(197,389)
Proceeds from disposal of property and equipment	78,661	79,135
Acquisition of long-term investments	—	(103,563)
Acquisition of long-term notes receivable	(46,043)	—
Advances to shareholder	(2,267,424)	—
Repayments of advances to shareholder	2,267,424	—

Net cash used in investing activities	(78,652)	(221,817)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows - Continued
(Expressed in US Dollars)

	Nine months ended September 30,
	2005	2004
Cash flows from financing activities
Proceeds from bank borrowings	791,450	2,500,962
Repayment of bank borrowings	(994,388)	(1,652,431)
Repayment of capital leases	(18,365)	(22,086)
Repayment of loan from officers/shareholders	—	(581,228)
Net cash consumed by financing activities	(221,303)	245,217

Net decrease in cash and cash equivalents	(330,379)	(683,053)

Effect of changes in exchange rate on cash and cash equivalents	96,409	3,561

Cash and cash equivalents at beginning of period	507,895	1,478,612

Cash and cash equivalents at end of period	$273,925	$799,120

Supplemental disclosure of cash flows information:

Cash payments for income taxes were $6,280 for the 2005 period and $6,280 in the 2004 period. Cash payments for interest were $251,071 in the 2005 period and $238,225 in the 2004 period. None of the interest was capitalized.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Notes to Condensed Consolidated Financial Statements
(Expressed in US Dollars)
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Kid Castle Education Corporation (“the Company”) as of September 30, 2005, and for the nine month and three month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter and nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.

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

NOTE 2. OTHER OPERATING EXPENSES

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Commissions	$137,783	$421,994	$49,407	$103,747
Advertising	54,442	400,591	28,050	(5,521)
Amortization and depreciation	333,388	308,114	116,721	88,713
Allowance for doubtful accounts	1,167,068	(3,454)	820,825	0
Insurance	184,793	175,854	56,667	46,785
Professional Fees	300,440	287,339	113,653	138,951
Rent	385,744	278,111	115,045	85,994
Salary	2,131,239	2,424,194	648,425	672,445
Other expenses	914,961	1,117,173	353,666	394,206
Other operating expenses	$5,609,858	$5,409,916	$2,302,459	$1,525,320

NOTE 3. RELATED PARTY TRANSACTIONS

During the nine months period ended September 30, 2005, the Company’s CFO at the time, Mr. Yu-En Chiu, effected numerous withdrawals and repayment of Company funds that the Company has determined to treat for accounting purposes as short term interest free loans. The total amount of the withdrawals totaled NT$71,900,000 ($2,267,424). As of September 30, 2005, Mr. Chiu had repaid all such withdrawals to the Company. Additional withdrawals were made by Mr. Chiu during the fourth quarter of 2005 totaling NT$23,100,000 ($728,477). Mr. Chiu’s withdrawals and the Company’s action with respect thereto are more fully described in the Company’s Form 8-K dated June 16, 2006. There were no advances to Mr. Chiu after December 31, 2005.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As the Company is aggressively expanding its business in the People’s Republic of China (PRC) and the Company’s PRC operation is still in an emerging stage and has not turned profitable, the Company has suffered recurring losses from operations, has a working capital deficiency, and an equity deficit. The above conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2005 and 2004

Total Net Operating Revenue. Total net operating revenues increased by $319,725, or 9.8%, to $3,572,168 for the three months ended September 30, 2005 from $3,252,443 for the three months ended September 30, 2004. The increase for the 2005 period reflects an increase in sales of goods of $378,563 and a decrease of franchising income of $15,365 and other operating revenues of $43,473, all from the amounts of the comparable prior period in 2004.

Sales of goods. The increase in sales of goods of $378,563, or 15.5%, from $2,444,267 for the three months ended September 30, 2004 to $2,822,830 for the three months ended September 30, 2005, was mainly due to an increase in net sales of goods generated from our Shanghai operations.

Franchising income. The decrease in franchising income, of $15,365, or 2.5%, from $622,244 for the three months ended September 30, 2004 to $606,879 for the three months ended September 30, 2005 was attributable to a decrease in franchising income from certain schools that exceeded the increases in franchising income from other schools.

Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and designing the school layout for franchised schools. Other operating revenues decreased by $43,473, or 23.4%, from $185,932 for the three months ended September 30, 2004 to $142,459 for the three months ended September 30, 2005. The decrease was mainly due to a decrease in income from services rendered in connection with the construction and design layout of our franchised schools in Taiwan.

Operating Costs are comprised of cost of goods sold, cost of franchising and other operating costs. For the three month period ending September 30, 2005, total operating costs increased by $293,253, or 20.9%, from $1,401,486 for the comparable period in 2004. The increase for the 2005 period reflects an increase of $92,965 in cost of goods sold, an increase of $242,404 in costs of franchising, and a decrease of $42,116 in other operating costs, all from the amounts of the comparable prior period in 2004.

Cost of Goods Sold. The increase of cost of goods sold of $92,965 or 8.4%, from $1,101,089 for the three months ended September 30, 2004 to $1,194,054 for the three months ended September 30, 2005 was due mainly to an increase in sales of goods.

Cost of Franchising. The increase in the cost of franchising of $242,404 or 188.7%, from $128,476 for the three months ended September 30, 2004 to $370,880 for the three months ended September 30, 2005 was due mainly to increases in production cost of advertisements for franchised schools in 2005.

Other Operating Costs. The decrease in other operating costs of $42,116 or 24.5%, from $171,921 for the three months ended September 30, 2004 to $129,805 for the three months ended September 30, 2005 was mainly due to a decrease in other operating income.

Gross Profit. Gross profit increased by $26,472, or 1.4%, to $1,877,429 for the three months ended September 30, 2005 from $1,850,957 for the three months ended September 30, 2004. The increase in gross profit was attributable to the increase in sales of goods.

Other Operating Expenses. Other operating expenses which reflect general and administrative and selling expenses increased by $777,139, or 50.9%, to $2,302,459 for the three months ended September 30, 2005 from $1,525,320 for the three months ended September 30, 2004, principally due to higher advertising, rental and losses on inventory valuation offset by lower commission expenses. In addition, the substantial increase of allowance for doubtful accounts was mainly due to the failure of collecting receivables of $720,000 from our distributor, Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) in China.

Income (loss) From Operations. Income (loss) from operations decreased $750,667, or 230.50%, from $325,637 for the three months ended September 30, 2004 to $(425,030) for the three months ended September 30, 2005 for the reasons discussed above.

Interest Expenses. Interest expense increased by $18,617, or 47.3%, to $57,985 for the three months ended September 30, 2005 from $39,368 for the three months ended September 30, 2004, primarily due to an increase in bank borrowings.

Other non-operating income (loss), net. Other non-operating income (loss), net reflects the addition of copyright income of $109,808 in 2005, which did not exist in the third quarter of 2004.

Provision for Taxes. Provision for taxes for the three months ended September 30, 2005 and 2004 were $90,611 and $110,345, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

Net Income (loss). As a result of the matters described above, we had a net loss of $431,137, or $(0.02) per diluted common share, for the three months ended September 30, 2005 as compared to a net profit of $145,121, or $0.01 per diluted common share, for the three months ended September 30, 2004.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income, and other operating revenue. Total net operating revenues increased by $870,018, or 11%, to $8,735,894 for the nine months ended September 30, 2005 from $7,865,876 for the nine months ended September 30, 2004, including the increase in sales of goods of $711,116 and the franchising income of $99,941 and other operating revenues of $58,961.

Sales of goods. The increase in sales of goods of $711,116, or 12.6%, from $5,661,046 for the nine months ended September 30, 2004 to $6,372,162 for the nine months ended September 30, 2005 was mainly due to the increase in net sales of goods generated from our Shanghai operations.

Franchising income. The increase in franchising income, from $1,814,984 for the nine months ended September 30, 2004 to $1,914,925 for the nine months ended September 30, 2005 or 6%, was mainly due to an increase in the numbers of our franchised schools in Shanghai.

Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and designing the school layout for franchised schools. Other operating revenues increased by $58,961, or 15.1%, to $448,807 for the nine months ended September 30, 2005 from $389,846 for the nine months ended September 30, 2004. The increase was mainly due to revenue generated from our services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools.

Operating Costs are comprised of cost of goods sold, cost of franchising and other operating costs. For the nine month period ending September 30, 2005, total operating costs increased by $448,186, or 14.4%, from $3,107,652 for the comparable period in 2004. The increase for the 2005 period reflects an increase of $275,215 in cost of goods sold, an increase of $173,555 in costs of franchising, and a decrease of $584 in other operating costs, all from the amounts of the comparable prior period in 2004.

Cost of Goods Sold. The increase of cost of goods sold of $275,215 or 11.3%, from $2,426,012 for the nine months ended September 30, 2004 to $2,701,227 for the nine months ended September 30, 2005 was due mainly to an increase in sales of goods.

Cost of Franchising. The increase in the cost of franchising of $173,555 or 46.4%, from $373,980 for the nine months ended September 30, 2004 to $547,535 for the nine months ended September 30, 2005 was due mainly to an increase in the production costs associated with advertisements for franchised schools in 2005.

Other Operating Costs. The decrease in other operating costs of $584 or 0.2%, from $307,660 for the nine months ended September 30, 2004 to $307,076 for the nine months ended September 30, 2005 was mainly due to a decrease in other operating income.

Gross Profit. Gross profit increased by $421,832, or 8.9%, to $5,180,056 for the nine months ended September 30, 2005 from $4,758,224 for the nine months ended September 30, 2004. The increase in gross profit was attributable to the fact that the rate of increase in our franchising costs and other operating costs from September 30, 2004 to September 30, 2005 was lower than the rate of increase in our franchising income and other operating income for the same period. In addition, the gross margin decreased from 60% for the nine months ended September 30, 2004 to 59% for the nine months ended September 30, 2005, primarily because the consolidation of Culture Media had a lower gross margin than KCIT and KCESD. Culture Media’s gross margin for the nine months ended September 30, 2005 was approximately 50%.

Other Operating Expenses. Other operating expenses increased by $199,942, or 3.7%, to $5,609,858 for the nine months ended September 30, 2005 from $5,409,916 for the nine months ended September 30, 2004, principally due to increases in our Shanghai operations.

Interest Expense. Interest expense increased by $58,872, or 47.7%, to $182,346 for the nine months ended September 30, 2005 from $123,474 for the nine months ended September 30, 2004, primarily due to the increase in bank borrowings during the nine months ended September 30, 2005 comparing to the three months ended September 30, 2004.

Other non-operating income, net. Other non-operating income, net includes lease income, penalties received from customers, and income from copyrights. Income from copyrights was $245,995 in the 2005 period; there was no such income in the 2004 period.

Provision for Taxes. Provision for taxes for the nine months ended September 30, 2005 and 2004 were $275,361 and $111,567, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

Net Loss. As a result of the matters described above, we had a net loss of $689,594, or $(0.04) per diluted common share, for the nine months ended September 30, 2005 as compared to a net loss of $785,171, or $(0.04) per diluted common share, for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our principal sources of liquidity included cash and bank balances of $273,925 which decreased from $507,895 at December 31, 2004, a decrease of $233,970. The decrease was mainly due to the expenditures to fund daily operations.

Net cash used in operating activities was $30,424 and $706,453 during the nine months ended September 30, 2005 and 2004, respectively. The change during the nine months ended September 30, 2005 was primarily attributable to an increase in accounts receivable.

Net cash used in investing activities was $78,652 and $221,817 during the nine months ended September 30, 2005 and 2004, respectively. The change was primarily attributable to changes in purchases of property and equipment.

Net cash consumed by financing activities during the nine months ended September 30, 2005 was $(221,303) as compared to $245,217 produced by financing activities during the nine months ended September 30, 2004. The difference was primarily attributable to the decrease of net proceeds from bank borrowings and no repayment of loans to officers/ shareholders. The repayment of loans from officers/shareholders was $581,228 during the nine months ended September 30, 2004.

Management does not expect that revenue provided by operating activities in the next three to six months will be sufficient to cover our cash needs. Management expects that it will need to raise funds through equity financing in the next quarter to fund operations. Management believes that if the equity financing is not available, other actions can and will be taken to reduce costs. These actions may entail the Group to reduce headcount, sales and marketing, and other expansion activities, which may affect the future growth of the Group’s operations.

OFF-BALANCE SHEET ARRANGEMENTS

     As of September 30, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. As we are aggressively expanding our business in the PRC and our PRC operation is still in an emerging stage and has not turned profitable, we have suffered recurring losses from operations. The above conditions raise substantial doubt about our ability to continue as a going concern, if the investment in the PRC does not gradually see returns. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

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

Interest rate exposure

Our interest income and expense is affected by the fluctuating interest rates in Taiwan mostly related our bank borrowings in Taiwan. In this regard, changes in Taiwan interest rates affect the interest expenses on our bank borrowings.

Foreign currency exposure

     We have operations in both Taiwan and the PRC. The functional currency of Higoal Development Ltd. and its subsidiary, Kid Castle Internet Technologies Ltd. is New Taiwan Dollars (“NT Dollars”) and the financial records are maintained and the financial statements are prepared for these entities in NT Dollars. The functional currency of Kid Castle Educational Software Development Company Ltd. and its consolidated subsidiary, Jiangsi 21st Century Kid Castle Culture Media Co. Ltd. is RMB and the financial records are maintained and the financial statements are prepared for these entities in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not enter into derivative financial instruments in the normal course of business, nor do we use such instruments for speculative purposes. The translation from the applicable local currency of assets and liabilities to U.S. Dollars is performed as follows:

(a)	Current assets, current liabilities and long term monetary assets and liabilities, at the rate of exchange in effect as at the balance sheet date;
(b)	Non-monetary long term assets and liabilities, at the exchange rates prevailing at the time of the acquisition of the assets or assumption of liabilities; and,
(c)	Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from the translation of foreign currency is included in other comprehensive income, a separate component of shareholders’ equity.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have no material pending legal proceedings.

ITEM 2. CHANGES IN SECURITES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Acknowledgement of indebtedness for loan extension dated August 5, 2005, by and among Kidcastle Internet Technologies Limited and Fuhwa Commercial Bank.
31.1	Certification of Min-Tan Yang, Chief Executive Officer of the registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Suang-Yi Pai, Chief Financial Officer of the registrant, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Min-Tan Yang, Chief Executive Officer of the registrant, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Suang-Yi Pai, Chief Financial Officer of the registrant, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID CASTLE EDUCATIONAL CORPORATION

Dated: June 28, 2006	By:	/s/ Min-Tan Yang
Name: Min-Tan Yang
Title: Chief Executive Officer