Form 10-K/A
period 2004-12-31
KID CASTLE EDUCATIONAL CORP
filed 2007-03-08
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

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

KID CASTLE EDUCATIONAL CORPORATION
FORM 10-K /A

EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 14
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 initially filed with the Securities and Exchange Commission on April 15, 2005 is being filed to reflect the restatement of the registrant’s Consolidated Statements of Cash Flows for the year ended December 31, 2004 and the disclosures of certain related party transactions. The restatement and additional disclosures are the result of certain related party transactions which are described in more detail in Note 2.1, Note 20.B.(x) footnote 2 and Note 23 (c) and (d). Except with respect to such transactions, the Consolidated Financial Statements in this Form 10-K/A do not reflect any events that have occurred after the 2004 Form 10-K was filed.

The registrant is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of such transactions.

In addition, we have filed the following exhibits with this report:

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934;

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; and

Exhibit 32.1	Certifications of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pre-School English Teaching Seminar;

Children’s English Teaching Seminar;

Care-Taking English Teaching Seminar; and

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

The editions of teaching materials are based on students’ interests and needs.

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

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 initially filed with the Securities and Exchange Commission on April 15, 2005 is being filed to restate Kid Castle's consolidated statement of cash flow for the year ended December 31, 2004 to reflect the impact of cash withdrawals from, and repayments to the Company by the ex-Chief Financial Officer, Mr. Yu-En Chiu (referred to as “ex-CFO”), during the year ended December 31, 2004. The impact of the restatement is described in detail in Note 2.1, Note 20. B. (x) footnote 2 and Note 23 (c) and (d) to the accompanying restated consolidated financial statements. Additionally, revisions have been made to the presentation and disclosures on related party transactions and subsequent events. Kid Castle has also revised the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 9A, Controls and Procedures in order to reflect the impact of the restatement on management's evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Except with respect to these matters, the financial statements in this Form 10-K/A do not reflect any subsequent events that have occurred after the 2004 Form 10-K was initially filed.

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

      Total Operating Costs. Total operating costs increased by $411,194, or 14%, to $3,433,558 for fiscal year 2004 from $3,022,364 for fiscal year 2003. Advertising costs increased by $125,796, or 31%, to $532,015 for fiscal year 2004 from $406,219 for fiscal year 2003. This increase was mainly due to the additional expenses incurred with respect to the filming of commercials for our new promotional campaign for our products and franchised schools.

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

      Total Operating Costs. Total operating costs increased by $126,796, or 4%, to $3,022,364 for fiscal year 2003 from $2,895,568 for fiscal year 2002. Our advertising costs increased by $289,855, or 249%, to $406,219 for fiscal year 2003 from $116,364 for the prior fiscal year. This increase was mainly due to the increased spending on advertising costs in filming our new commercials for franchised schools and on the promotion of our new magazines.

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

Related Party Transactions

Our transactions with related parties are conducted through negotiations. See Note 20 to our consolidated financial statements included in this Form 10-K/A.

In this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 initially filed with the Securities and Exchange Commission on April 15, 2005, we have added the disclosure in connection with certain inappropriate withdrawals and subsequent repayments by the Company’s then Chief Financial Officer, Yu-En Chiu during the year ended. Please see Note 20, B, (x) footnote 2 and Note 23, (c) and (d) for more details.

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

      For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market.

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

Pursuant to Exchange Act Rule 13a-15(b) our management has performed an evaluation of the effectiveness of our disclosure controls and procedures. The term disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by our former CFO Yu En Chiu (are more fully described in the Company’s Form 8-K filed June 23, 2006 ), and other issues noted in our management’s evaluation, our conclusion is that as of December 31, 2004 our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new ERP system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures.

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

      (a) List of documents filed.

(1) Consolidated Financial Statements (Restated)

      Restated consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of PricewaterhouseCoopers are presented beginning at page F-1.

(2) Summary of Quarterly Results

	1Q		2Q		3Q		4Q		For the Year
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenue
Sales of goods	$2,029,853	$2,102,498	$1,186,926	$712,735	$2,444,267	$2,488,914	$1,161,374	$1,134,139	$6,822,420	$6,438,286
Franchising income	528,132	431,651	664,608	415,298	622,244	473,337	627,762	446,801	2,442,746	1,767,087
Other operating revenue	52,353	55,728	151,561	79,791	185,932	126,295	74,101	124,196	463,947	386,010
Total net operating revenue	2,610,338	2,589,877	2,003,095	1,207,824	3,252,443	3,088,546	1,863,237	1,705,136	9,729,113	8,591,383
Operating costs
Cost of goods sold	(674,505)	(551,832)	(650,418)	(346,036)	(1,101,089)	(912,418)	(143,066)	(437,848)	(2,569,078)	(2,248,134)
Cost of franchising	(132,101)	(116,249)	(113,403)	(165,606)	(128,476)	(139,913)	(100,324)	(21,506)	(474,304)	(443,274)
Other operating costs	(57,195)	(45,126)	(78,544)	(47,248)	(171,921)	(116,050)	(82,516)	(122,532)	(390,176)	(330,956)
Total operating costs	(863,801)	(713,207)	(842,365)	(558,890)	(1,401,486)	(1,168,381)	(325,906)	(581,886)	(3,433,558)	(3,022,364)
Gross profit	1,746,537	1,876,670	1,160,730	648,934	1,850,957	1,920,165	1,537,331	(1,123,250)	6,295,555	5,569,019
Advertising costs	(126,642)	(43,975)	(327,850)	(154,772)	(72)	(98,483)	(77,451)	(108,989)	(532,015)	(406,219)
Other operating expenses	(2,016,424)	(1,648,347)	(1,413,680)	(1,474,346)	(1,525,248)	(1,764,537)	(1,591,492)	(1,720,084)	(6,546,844)	(6,607,314)
(Loss) income from operations	(396,529)	184,348	(580,800)	(980,184)	325,637	57,145	(131,612)	(705,823)	(783,304)	(1,444,514)
Interest expenses, net	(21,765)	(74,021)	(43,171)	(80,451)	(35,956)	(72,197)	(49,812)	(52,562)	(150,704)	(279,231)
Share of loss of investments	46,967	(12,710)	(15,542)	0	(20,816)	0	(47,182)	(36,639)	(36,573)	(49,349)
Loss on write-off of investment	0	0	0	(132,116)	0	0	0	(1,151)	0	(133,267)
Other non-operating income, net	43,673	56,129	38,097	18,108	(10,788)	69,997	80,999	30,970	151,981	175,204
(Loss) income before income taxes	(327,654)	153,746	(601,416)	(1,174,643)	258,077	54,945	(147,607)	(765,205)	(818,600)	(1,731,157)
Benefit (provision) for taxes	0	(148,497)	(1,222)	(34,184)	(110,345)	(148,253)	(319,162)	121,500	(430,729)	(209,434)
Net income (loss) from operations	(327,654)	5,249	(602,638)	(1,208,827)	147,732	(93,308)	(466,769)	(643,705)	(1,249,329)	(1,940,591)
Minority interest income	0	0	0	0	(2,611)	0	(2,652)	0	(5,263)	0
Net (loss) income	$(327,654)	$5,249	$(602,638)	$(1,208,827)	$145,121	$(93,308)	(469,421)	(643,705)	(1,254,592)	(1,940,591)
(Loss) earning spershare — basic and diluted	$(0.017)	$0	$(0.032)	$(0.08)	$0.008	$(0.005)	(0.025)	(0.038)	(0.066)	(0.115)
Weighted-average shares used to compute (loss) earning spershare — basic and diluted	18,999,703	15,074,329	18,999,703	15,074,329	18,999,703	18,190,869	18,999,703	16,810,113	18,999,703	16,810,113

(3) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Accounts receivable

Allowance for doubtful accounts and sales returns

	Balance at Beginning of Year	Charged to Expenses	Write-Offs and Others	Translation Adjustments	Balance at End of Year
2002	$146,320	$136,385	$—	$1,086	$283,791
2003	283,791	182,418	—	(29,368)	436,841
2004	436,841	29,297	(289,007)	19,057	196,188

Inventory

      Provision for loss on inventory obsolescence and slow-moving items

	Balance at Beginning of Year	Charged (Credit) to Costs	Translation Adjustments	Balance at End of Year
2002	$709,038	$42,630	$—	$751,668
2003	751,668	(109,411)	9,538	651,795
2004	651,795	70,792	53,150	775,737

Deferred income tax assets

      Valuation allowance for deferred income tax assets — current

	Balance at Beginning of Year	Charged to Expenses	Translation Adjustments	Balance at End of Year
2002	$—	$—	$—	$—
2003	—	390,829	3,781	394,610
2004	394,610	193,573	40,306	628,489

      Valuation allowance for deferred income tax assets — non current

	Balance at Beginning of Year	Charged to Expenses	Translation Adjustments	Balance at End of Year
2002	$—	$—	$—	$—
2003	—	29,796	288	30,084
2004	30,084	9,445	3,090	42,619

      (b) Exhibits

      The exhibits filed with this annual report on Form 10-K are listed in the Exhibit Index that follows the signatures.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID CASTLE EDUCATIONAL CORPORATION

By:	/s/ Min-Tan Yang
Name: Min-Tan Yang Title: Chief Executive Officer

Date: March 7, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Min-Tan Yang	Director and President (Principal Executive Officer)	March 7, 2006

Suang-Yi Pai	Director, Chief Financial Officer and Chairman (Principal Financial and Accounting Officer)	March 7, 2006

Chin-Chen Huang	Director	March 7, 2006

Ming-Tsung, Shih	Director	March 7, 2006

Robert Theng	Director	March 7, 2006

Exhibit Index

		Incorporated by	Exhibit No.
Exhibit		Reference from	in Referenced
Number	Description	Document	Document
3.1	Articles of Incorporation

3.2	Bylaws	Form 10-Q/A filed August 17, 2004	3.2

10.1	Stock Purchase Agreement by and among Halter Capital Corporation, Powerlink International Finance, Inc. and Omni Doors, Inc. dated as of June 6, 2002.	Form 8-K filed July 2, 2002	10.1

10.2	Exchange Agreement by and among Kid Castle Educational Corporation, Hi-Goal Development Corp., the shareholders of Hi-Goal and Kuo-An Wang, dated as of October 1, 2002	Form 10-KSB filed November 8, 2002	10.2

10.3	Loan Agreement, by and among, Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang and Yu-En Chiu (Guarantors) and the Bank of Panhsin	Form 10-KSB filed May 13, 2003	10.7

10.4	Agreement for Working Capital, dated as of September 5, 2002, by and among Cosmos Bank Taiwan, Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor)	Form 10-KSB filed May 13, 2003	10.8

10.5	Acknowledgements of Loan, Loan Agreement by and between Chang Hwa Commercial Bank and Kid Castle Internet Technology Corporation and Guarantee Agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor)	Form 10-K filed April 15, 2005	10.5

10.6	Acknowledgement of Loan by First Commercial Bank and Receipts of Borrowing by Kid Castle Internet Technology Corporation and First Commercial Bank	Form 10-K filed April 15, 2005	10.6

10.7	Acknowledgement of Loan by International Bank of Taipei and Loan agreement by and between Kid Castle Internet Technology Corporation and International Bank of Taipei	Form 10-K filed April 15, 2005	10.7

10.8	Acknowledgement of Loan by Pan Asia Commercial Bank (currently name changed to Bowa Bank), Loan agreement by and between Pan Asia Commercial Bank and Kid Castle Internet Technology Corporation, and Receipt of Borrowing by and among Kid Castle Internet Technology Corporation (Borrower), Mr. Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor) and Pan Asia Commercial Bank	Form 10-K filed April 15, 2005	10.8

10.9	Approval Notice and Purchase Agreement dated as of August 27, 2004 by and among Chailease Finance Co., Ltd. (Seller), Kid Castle Internet Technology Corporation (Buyer), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor) and Agreement by and between Chailease Finance Co., Ltd. (Seller), Kid Castle Internet Technology Corporation (Buyer)	Form 10-K filed April 15, 2005	10.9

10.10	Purchase Agreement by and between Kid Castle Internet Technology Corporation (Seller) and Bowa Internation Leasing Corporation (Buyer), Purchase Agreement by and between Kid Castle Internet Technology Corporation (Buyer) and Bowa Internation Leasing Corporation (Seller) and Agreement by and between Kid Castle Internet Technology Corporation and Bowa Internation Leasing Corporation	Form 10-K filed April 15, 2005	10.10

		Incorporated by	Exhibit No.
Exhibit		Reference from	in Referenced
Number	Description	Document	Document
10.11	House Lease Agreement, dated as of April 28, 2004, by and between Real Estate Co. of Shanghai China International Travel Service Co. Ltd. and Kid Castle Internet Technology Corporation	Form 10-K filed April 15, 2005	10.11

10.12	Lease Agreement, dated as of December 31, 2004, by and between Ji-Ru Chen (Lessor), and Kid Castle Internet Technology (Lessee)	Form 10-K filed April 15, 2005	10.12

10.13	Lease Agreement, dated as of February 19, 2003, by and between Hung-Sen Kan and Kid Castle Internet Technology Corporation	Form 10-KSB filed May 13, 2003	10.13

10.14	Lease Agreement, dated as of May 21, 2004, by and between, Rei-Bi Wang (Lessor) and Kid Castle Internet Technology Corporation (Lessee)	Form 10-K filed April 15, 2005	10.14

10.15	Lease Agreement, dated as of July 1, 2004, by and between Kid Castle Internet Technology Corporation (Lessor) and Chevady Educational Corporation (Lessee)	Form 10-K filed April 15, 2005	10.15

10.16	Lease Agreement, by and between Tsong-Lian Lu (Lessor) and Kid Castle Internet Technology Corporation (Lessee)	Form 10-KSB filed May 13, 2003	10.16

10.17	Lease Agreement, by and between Kuan Lei Construction Ltd. (Lessor) and Kid Castle Internet Technology Corporation (Lessee)	Form 10-K filed April 15, 2005	10.17

10.18	English Summary of Lease Agreement of Warehouse by and between Jen Shan Chang and Hon Chan Lin (Lessor) and Kid Castle Internet Technology Corporation (Lessee)	Form 10-K filed April 15, 2005	10.18

10.19	Loan Agreement, dated as of April 15, 2002, by and between His-Ming Pai and Higoal Developments Limited	Form 10-KSB filed May 13, 2003	10.21

10.20	Stock Purchase Agreement, dated as of October 1, 2002, by and between Kid Castle Educational Corporation and Concourse Financial, Inc.	Form 10-KSB filed May 13, 2003	10.22

10.21	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Planet Technology Corporation	Form 10-KSB filed March 30, 2004	10.17

10.22	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Efficient Ventures Limited	Form 10-KSB filed March 30, 2004	10.18

10.23	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Axford Investments Limited	Form 10-KSB filed March 30, 2004	10.19

10.24	Stock Purchase Agreement, dated as of June 20, 2003, by and between Kid Castle Educational Corporation and Ace Capital Investments Limited	Form 10-KSB filed March 30, 2004	10.20

10.25	Stock Purchase Agreement, dated as of August 18, 2003, by and between Kid Castle Educational Corporation and Globe Wisdom Investments Limited	10-QSB filed November 14, 2003	10.1

10.26	English language summary of Management Service Agreement dated as of August 25, 2003 by and between Global International Education Investment Ltd. and Higoal Investment Ltd.	Form 10-KSB filed March 30, 2004	10.22

		Incorporated by	Exhibit No.
Exhibit		Reference from	in Referenced
Number	Description	Document	Document
10.27	English language summary of joint venture agreement by and between 21st Century Publishing Company and Kid Castle Educational Software Development Company Limited	10-QSB filed November 14, 2003	10.2

10.28	English language summary of joint venture agreement dated as of April 1, 2004 by and between Tianjin Foreign Enterprises & Experts Service Corp. and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.1

10.29	English language summary of joint venture agreement dated as of April 28, 2004 by and among LANBEISI Education & Culture Industrial Co., Ltd, Sichuan Province Education Institutional Service Center and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.2

10.30	Loan Agreement, dated November 25, 2003, by and between Shanghai Kid Castle Educational Software Development Co., Ltd. and 21st Century Publication Company	Form 10-KSB filed March 30, 2004	10.24

10.31	English language summary of Educational Equipment Supply Agreement dated as of October 30, 2003 by and between Shanghai Kid Castle Educational Software Development Co., Ltd. (Buyer) and Hai Cheng (Shanghai) Information Technology Co., Ltd.	Form 10-KSB filed March 30, 2004	10.26

10.32	Loan Agreement dated as of March 11, 2003 by and among Kid Castle Internet Technology Corporation (Borrower), Macoto Bank (Lender), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor)	Form 10-KSB filed March 30, 2004	10.27

10.33	21st Century Kid Castle Culture Media Co., Ltd. Investment Contract dated as of July 8, 2003, by and among Shanghai Kid Castle Educational Software Development Co., Ltd. and 21st Century Publishing House	Form 10-KSB filed March 30, 2004	10.28

10.34	Contract for Cooperation in Running School dated July 2003, by and among Shanghai Kid Castle Educational Software Development Co., Ltd. and 21st Century Publishing House	Form 10-KSB filed March 30, 2004	10.29

10.35	English language summary of Liability Transfer Agreement dated as of March 25, 2004 by and among Higoal Development Limited, Kidcastle Internet Technologies Limited, Mr. Hsi Ming Pai and Mr. Kuo-An Wang and Mr. Yu-En Chiu	Form 10-KSB filed March 30, 2004	10.30

10.36	Exchange Agreement dated October 1, 2002, by and among Higoal Development Limited and Kid Castle Educational Corporation	Form 8-K/A filed May 9, 2003	10.1

10.37	Stock Purchase Agreement dated April 2, 2001, by and among Halter Capital Corporation, Zheng Yao, Sophia Yao and Omni Doors, Inc.	Form 8-K/A filed April 12, 2001	10.1

10.38	Stock Purchase Agreement dated July 14, 1998, by and among Millennia, Inc., Omni Doors, Inc. and China Economic Growth Investment Corp., LLC	Form 8-K filed July 20, 1998	10.1

10.39	Loan Agreement dated January 1, 2002, by and among Kid Castle Enterprises Limited and Kid Castle Corporation	Form 10-KSB filed May 13, 2003	10.5

10.40	Loan Agreement dated November 1, 2000, by and among Kid Castle Enterprises Limited and Kid Castle Corporation	Form 10-KSB filed May 13, 2003	10.6

10.41	Loan Approval Notice from The Bank of Panhsin dated October 10, 2001	Form 10-KSB filed May 13, 2003	10.7

		Incorporated by	Exhibit No.
Exhibit		Reference from	in Referenced
Number	Description	Document	Document
10.42	Cooperative Agreement dated May 16, 2001, by and among Yang Ming-Tan, Wang, Bing-Xiong, Zhang, Chun-Yuan, Shu, Yi-Yun, Wu, Shu-Hui, Tzae, Li-Mai, Lee Ching-Ming, Tsai, Ji-Zhi, Tu, Shu-Hui, Wu, Yi-Nan, Kid Castle Internet Technology Corporation Limited and British Virgin Island Educational Investment Corporation	Form 10-KSB filed May 13, 2003	10.19

10.43	Loan Agreement dated October 23, 2001, by and among Kid Castle Internet Technology Corporation and Kuo-An Wang	Form 10-KSB filed May 13, 2003	10.20

14	Code of Ethics	Form 10-K filed April 15, 2005	14

16.1	Letter from BDO International pursuant to Item 304(a)(3) of Regulation S-B	Current Report on Form 8-K filed July 10, 2003	16.1

16.2	Letter from S.W. Hatfield, CPA dated July 17, 2002	Form 8-K filed July 19, 2002	16.1

16.3	Letter from Hein & Associates LLP dated March 15, 2001	Form 8-K filed March 15, 2001	16.2

16.4	Letter from Hein & Associates LLP dated March 21, 2001	Form 8-K/A filed March 21, 2001	16.3

21	Subsidiaries of the Company	Form 10-KSB filed March 30, 2004	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kid Castle Educational Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of
Kid Castle Educational Corporation

      In our opinion, the accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, of shareholders’ equity and of cash flows for the years ended December 31, 2004 and 2003, after the restatement described in Note 2.1, Note 20. B. (x) footnote 2 and Note 23 (c) and (d), present fairly, in all material aspects, the financial position of Kid Castle Educational Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2004 and 2003 appearing under Item 15 (a) (3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Note 2.1, Note 20. B. (x) footnote 2. and Note 23 (c) and (d) to the consolidated financial statements, the accompanying consolidated statement of cash flows for the year ended December 31, 2004 has been restated.

/s/ PricewaterhouseCoopers
Taipei, Taiwan
March 31, 2005, except as to Note 2.1, Note 20. B. (x) footnote 2., and Note 23 (c) and (d) , which was dated March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kid Castle Educational Corporation

We have audited the consolidated statements of operations, shareholders’ equity and cash flows of Kid Castle Educational Corporation and its subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations, shareholders’ equity and cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO McCabe Lo Limited
BDO McCabe Lo Limited
(Formerly known as BDO International)
Hong Kong, April 15, 2003

Kid Castle Educational Corporation
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
	(Expressed in US Dollars)
ASSETS
Current assets
Cash and bank balances	$213,564	$1,273,723
Bank fixed deposits — pledged (Note 13)	294,331	204,889
Notes and accounts receivable, net (Notes 3 and 20)	2,401,904	2,334,385
Inventories, net (Note 4)	2,979,738	1,991,951
Other receivables (Notes 5 and 20)	337,848	524,974
Prepayments and other current assets (Note 6)	478,752	122,292
Pledged notes receivable (Note 13)	1,218,356	1,062,406
Deferred income tax assets (Note 7)	218,574	615,286

Total current assets	8,143,067	8,129,906
Deferred income tax assets (Note 7)	170,477	120,335
Prepaid interest in associates	24,165	60,323
Interest in associates (Note 8)	99,467	114,200
Property and equipment, net (Note 10)	2,188,092	1,993,849
Intangible assets, net of amortization (Note 11)	894,419	989,865
Long-term notes receivable	240,971	505,091
Pledged notes receivable (Note 13)	407,149	444,302
Other assets	613,617	184,345

Total assets	$12,781,424	$12,542,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank borrowings — short-term and maturing within one year (Note 13)	$2,632,982	$1,317,690
Notes and accounts payable (Note 20)	1,506,543	1,072,584
Accrued expenses (Note 12)	703,407	805,556
Amounts due to officers (Note 20)	—	572,160
Other payables	283,080	266,276
Deposits received (Note 14)	498,266	421,734
Receipts in advance (Note 15)	2,996,558	2,924,636
Income tax payable (Note 7)	97,142	44,067
Obligation under capital leases due within one year	8,659	32,468

Total current liabilities	8,726,637	7,457,171
Bank borrowings maturing after one year (Note 13)	1,651,825	1,166,781
Receipts in advance (Note 15)	1,124,809	1,467,025
Obligation under capital leases	—	5,534
Deposits received (Note 14)	689,530	603,635
Accrued pension liabilities (Note 16)	160,907	134,073

Total liabilities	12,353,708	10,834,219

Commitments and contingencies (Note 17)
Minority interest	33,791	—

Shareholders’ equity
Common stock, no par share (Note 18):
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at December 31, 2004 and 2003	7,669,308	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit (Note 19)	(7,312,074)	(6,057,482)
Accumulated other comprehensive loss	(222,650)	(163,170)

Total shareholders’ equity	393,925	1,707,997

Total liabilities and shareholders’ equity	$12,781,424	$12,542,216

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

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(Restated)
	(Expressed in US Dollars)
Cash flows from operating activities
Net loss	$(1,254,592)	$(1,940,591)	$(1,906,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	203,077	176,564	116,612
Amortization of intangible assets	161,648	156,861	156,588
Allowance for sales returns	(75,595)	127,585	—
Allowance for doubtful debts	104,892	182,418	136,385
Provision for (reversal of) loss on inventory obsolescence and slow-moving items	70,792	(109,411)	42,630
Share of profit of an associate	—	—	(9,043)
Share of loss of investments in associates	36,573	49,349	14,493
Loss on write-off of an investment	—	133,267	—
Loss (gain) on disposal of property and equipment	6,879	(91)	1,434
Minority interest income	2,616	—	—
(Increase)/decrease in:
Notes and accounts receivable	65,060	(427,489)	(734,431)
Inventories	(599,829)	(410,659)	(648,421)
Other receivables	(60,977)	386,973	824,970
Prepayments and other current assets	(264,909)	(261,046)	163,746
Deferred income tax assets	381,664	165,138	(42,461)
Other assets	(394,070)	(52,595)	(4,727)
Increase/(decrease) in:
Notes and accounts payable	192,896	(648,923)	85,826
Accrued expenses	(145,690)	234,643	700,929
Other payables	(129,292)	(60,116)	110,031
Receipts in advance	(38,325)	(932,208)	1,058,151
Income taxes payable	47,194	43,645	(256,293)
Deposits received	129,253	451,811	171,449
Accrued pension liabilities	15,833	45,187	53,014

Net cash (used in) provided by operating activities	(1,544,902)	(2,689,688)	33,886

Cash flows from investing activities
Purchase of property and equipment	(321,001)	(275,899)	(215,682)
Proceeds from disposal of property and equipment	70,062	13,550	—
Net cash acquired from acquisition of subsidiary	79,151	—	—

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,
	2004	2003	2002
	(Restated)
	(Expressed in US Dollars)
Amount due from shareholder/director	—	123,366	(43,627)
Prepayment of long-term investments	(24,131)	(59,745)	—
Acquisition of long-term investments	(103,762)	(149,239)	—
Bank fixed deposits — pledged	(70,152)	(53,838)	(10,278)
Pledged notes receivable	15,760	1,302,135	(208,063)
Advances to ex-CFO (restated)	(799,802)	—	—
Repayments of advances to ex-CFO (restated)	799,802	—	—

Net cash (used in)provided by investing activities	(354,073)	900,330	(477,650)

Cash flows from financing activities
Proceeds from bank borrowings	$3,351,287	$2,718,990	$75,111
Repayment of bank borrowings	(1,821,481)	(2,249,551)	(109,223)
Repayment of capital leases	(30,571)	(20,434)	(28,490)
(Repayment of loan) borrowings from officers/shareholders	(585,006)	(42,826)	599,262
Issuance of common stock	—	2,514,428	—

Net cash provided by financing activities	914,229	2,920,607	536,660

Net (decrease) increase in cash and cash equivalents	(984,746)	1,131,249	92,896
Effect of exchange rate changes on cash and cash equivalents	(75,413)	16,668	68
Cash and cash equivalents at beginning of year	1,273,723	125,806	32,842

Cash and cash equivalents at end of year	$213,564	$1,273,723	$125,806

Supplemental disclosure of cash flow information
Interest paid	$238,225	$425,575	$295,039

Income taxes paid	$6,280	$3,160	$317,675

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$—	$58,072	$—

Increase of long-term investments corresponding to the (decrease) of the following accounts:
Prepaid long-term investments	$(61,202)	$—	$—

Other receivable — related parties	$(120,422)	$—	$—

Write-off of an equity investment against deferred income:
Balance of an equity investment	$—	$300,710	$—
Balance of deferred income	—	(167,443)	—

Loss on write-off of an equity investment	$—	$133,267	$—

Repayment of a liability by issuance of common stock	$—	$500,000	$—

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

NOTE 2.1 — RESTATEMENT

During the year ended December 31, 2004, the Company’s then Chief Financial Officer (referred to as “ex-CFO”) made fund withdrawals from and repayments to the Company and returned the full withdrawn amount of cash by December 31, 2004. The Company’s consolidated statement of cash flows for the year ended December 31, 2004 has been restated to disclose the resulting cash flow impact in the Consolidated Statement of Cash Flows and to disclose such transactions in Note 20. “Related Party Transactions”, B, (x) “Amount due to(from) officers/shareholders”, footnote 2, and in Note 23 “Subsequent Event”, (c) and (d).

The impact of the restatement on the Consolidated Statements of Cash Flows for the year ended December 31, 2004 is as follows:

	As Previously Reported	Restated Amount
Advances to ex-CFO	-	(799,802)
Repayments of advances to ex-CFO	-	799,802
Net cash (used in) provided by investing activities	354,073	354,073

NOTE 2.2 — SUMMARY OF IMPORTANT ACCOUNTING POLICIES

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

Income Taxes

      The Group accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the currently enacted tax rate. Valuation allowances are established when it is not considered more likely than not that the deferred tax assets will be realized.

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

NOTE 3 — NOTES AND ACCOUNTS RECEIVABLE

	December 31, 2004	December 31, 2003
Accounts receivable
— Third parties	$2,420,647	$2,140,073
— Related parties (Note 20B(vi))	177,445	631,153

Total	2,598,092	2,771,226
Less: Allowance for doubtful accounts and sales returns	(196,188)	(436,841)

Notes and accounts receivable, net	$2,401,904	$2,334,385

NOTE 4 — INVENTORIES

	December 31, 2004	December 31, 2003
Work in progress	$99,610	$53,756
Finished goods and other merchandise	3,655,864	2,589,990

	3,755,474	2,643,746
Less: Allowance for obsolete inventories	(775,737)	(651,795)

	$2,979,737	$1,991,951

NOTE 5 — OTHER RECEIVABLES

	December 31, 2004	December 31, 2003
Tax paid on behalf of landlord	$1,575	$1,442
Advances to staff	74,396	43,242
Penalties receivable	—	14,658
Grants from Market Information Center	29,959	—
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note i)	87,082	105,847
Other receivables	114,900	43,622

	307,912	208,811
Other receivables — related parties (Note 20B(vii))	29,936	316,163

	$337,848	$524,974

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

(iv)
On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd. in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, 2004, the Group recognized an investment loss accounted for under the equity method in Lanbeisi of $21,246.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

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

      The result of operations of Culture Media during the period from July 2, 2004, the date that the respective acquisition was completed, to December 31, 2004 has been included in the Group’s condensed consolidated statements of operations. The following pro forma information presents a summary of the results of operations of the Group assuming the acquisition of Culture Media occurred on January 1, 2003. As Culture Media did not commence operations until March 2004, the information presented for the preceding year includes only the start-up costs of operations of Culture Media from October to December 2003.

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

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

NOTE 15 — RECEIPTS IN ADVANCE

			December 31,	December 31,
	Notes		2004	2003

Current liabilities:
Sales deposits received	(i	)	$565,053	$356,575
Franchising income received	(ii	)	1,906,286	1,703,426
Subscription fees received	(iii	)	435,635	842,509
Other			89,585	22,126
			2,996,558	2,924,636
Long-term liabilities:
Franchising income received	(ii	)	1,124,809	1,432,343
Other			—	34,682
			1,124,809	1,467,025
			$4,121,367	$4,391,661

Notes:

(i)	The balance represents receipts in advance from customers for goods to be sold to them.

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

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

NOTE 20 — RELATED PARTY TRANSACTIONS (RESTATED - See B. (x) footnote 2.)

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

    (viii) Prepayments and other current assets

Name of Related Parties	December 31, 2004	December 31, 2003
— Prepayment to Publishing House	$265,223	$—
	$265,223	$—

      Prepayments to Publishing House are mainly for inventory ordered by Culture Media. According to each contract signed with Publishing House, Culture Media has to prepay a certain percentage of inventories purchased upon the effectiveness of the contracts. The remaining payments will be made three months after the initial payment.

    (ix) Accounts payable — related parties:

	December 31,	December 31,
Name of Related Parties	2004	2003
— Publishing House	$265,077	$379,244
	$265,077	$379,244

    (x) Amount due to (from) officers/shareholders:

	December 31,	December 31,
	2004	2003
Mr. Kuo-An Wang and Mr. Yu-En Chiu (Note 1 and 2)	$—	$572,160
	$—	$572,160

Note:

1.
Prior to 2003, the Group had borrowings from one of its shareholders. In December 2003, the Group repaid $70,000 of the borrowings and, in January 2004, the Group repaid the remaining balance of principal and interest in the total amount of $572,160.

2.
During the year ended December 31, 2004, certain inappropriate withdrawals and subsequent repayments by the Company’s then Chief Financial Officer, Yu-En Chiu have been recognized in the restated Consolidated Statement of Cash Flows as short term non-interest bearing advances to Mr. Chiu. Mr. Chiu made cash repayments and withdrawals to and from the Company on an intermittent basis during the year ended December 31, 2004. During this period, the highest balance of the advances to Mr. Yu-En Chiu was $328,546. As of December 31, 2004, Mr. Yu-En Chiu had repaid all outstanding cash advances to the Company and there were no material amounts due from other officers of the Company. Also see Note 23 (c) and (d), Subsequent Events.

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

NOTE 23 — SUBSEQUENT EVENTS (RESTATED - See footnotes (c) and (d))

(a) In January 2005, KCIT repaid a short-term unsecured term loan of US$157,679, borrowed in April 2004, with part of the proceeds from a new agreement with International Bank of Taipei for a 3-year unsecured loan of US$473,037.

(b) In March 2005, KCIT repaid a short-term unsecured term loan of US$315,358, granted in August 2004, with the proceeds from a new agreement with Chang Hwa Commercial Bank for a 3-year unsecured loan of US$315,358.

(c) During the period from January 1, 2005 to March 31, 2005, the Company made certain cash advances to the then Chief Financial Officer, Mr.Yu-En Chiu, which the Company has accounted for as short term non-interest bearing advances to Mr. Chiu. Mr. Chiu made these inappropriate cash repayments and withdrawals to and from the Company on an intermittent basis during this period. The highest cash advance to Mr. Yu-En Chiu during this period was US$289,647 (NT$9,680,000). As of March 31, 2005, Mr. Yu-En Chiu had repaid all outstanding cash advances. .

(d) On June 1, 2006 Mr. Yu-En Chiu resigned as Chief Financial Officer and a Director of the Company following events that lead to the identification by current management of these inappropriate cash advances and repayments. Mr. Chiu was temporarily reassigned to act as the chairman of the Company's PRC operations, and on December 29, 2006, the Company notified Mr.Chiu that the termination of his employment with the Company would be effective February 28, 2007.