Form 10-K
period 2005-12-31
KID CASTLE EDUCATIONAL CORP
filed 2007-03-08
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-39629

KID CASTLE EDUCATIONAL
CORPORATION
(Exact name of registrant as specified in its Charter)

Florida	59-2549529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor, No. 98 Min Chuan Road	N/A
Hsien Tien, Taipei, Taiwan, Republic of China	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone number:
(011) 886-2-2218-5996

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of the last day of the registrant’s most recently completed fourth fiscal quarter, December 31, 2006, was $0.15. The number of shares of common stock outstanding as of December 31, 2006 was 18,999,703.

DOCUMENTS INCORPORATED BY REFERENCE
None.

KID CASTLE EDUCATIONAL CORPORATION
FORM 10-K

PART I

When we use the terms “Kid Castle,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Florida corporation, and its subsidiaries. Our principal subsidiaries are our wholly-owned subsidiary, Higoal Developments Limited (“Higoal”), and its wholly-owned subsidiaries, Kid Castle Internet Technologies Limited (“KCIT”) and Kid Castle Educational Software Development Company Limited (“KCES”).

The information set forth in this Report on Form 10-K including, without limitation, that contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Subsequent Events

The information set forth in this Report on Form 10-K is as of December 31, 2005. However, certain notes to the consolidated financial statements include references to events that have occurred since December 31, 2005. Information concerning events since December 31, 2005 has been included on Current Reports on Form 8-K filed by us. In addition, such information will be included on our Form 10-K for the year ending December 31, 2006.

ITEM 1	BUSINESS

Overview

We are a leading provider in the People’s Republic of China (“China” or “PRC”) and Republic of China (“ROC” or “Taiwan”) of English-language instruction and educational services to children for whom Chinese is the primary language. Our focus is on children between two and twelve years old. In 2005, we taught or provided educational materials for approximately 950,000 students at over 4,850 locations through our franchise and cooperative school operations.

We commenced operations in 1986 as an English-language school, and since then we have expanded our franchise operations to provide bilingual kindergarten instruction, computer training, and tutorial services. In September 1999, we began offering a variety of multimedia, including educational videos, textbooks, workbooks, and educational software, authored by us as fully functional, stand-alone products or as supplements to our classroom-based and Internet-based instruction. In July 2000, we launched our fully-developed Internet-based education program that provides an interactive environment in which Kindergarten through 12th grade (“K-12”) students develop English-language and computer skills.

English is the language of international business, and we believe a working knowledge of English has become increasingly important to long-term success throughout the world. Because English is becoming more prevalent around the world, we believe that there is growing demand for bilingual instruction in Chinese and English throughout a child’s educational process. As more parents and students seek such bilingual instruction for educational purposes, the English-language-instruction market will experience significant growth.

As part of our efforts to provide superior English-language instruction, we have worked with numerous universities to introduce foreign teachers into Taiwan from countries such as the United States, Canada, and England. We provide comprehensive training regimens and supportive plans for all of our teachers.

A significant part of our strategy is to design and market our innovative educational materials. These include English publications for students three to eight years old, supplemental English materials for students seven to eight years old, and children’s English materials for students seven to twelve years old. We have won awards relating to our products and services from major cities and educational bureaus including Taipei City, Taipei County, Taoyuan County, Taichung County, and Kaohsiung County.

Our Philosophy of Education

Teaching young children English is not simply language instruction; we must also consider the learning group’s social and language development. Kid Castle aims at cultivating a mature child, not just teaching a skill. We understand that language learning has close connections with all learning for young children.

Therefore, we have designed our teaching system following these significant principles:

•	We start with the respective skills and abilities that children already have because the teaching system must consider adaptability.

•	We encourage interaction because the ultimate goal of learning a language is to communicate with others.

•	We assist students’ comprehension with the language in various ways through conversation coordination—e.g., interactive games, activities, etc.

•	We encourage children to participate fully in the learning process through role-playing games.

•	We foster our students’ abilities to learn independently; our teaching focuses on guiding and inspiring a child’s self-learning abilities.

•	We create a relaxed, happy, and supportive learning environment so as to encourage children’s learning.

•	We use consistent testing and learning methods for children.

Our teaching materials and curriculum are specifically designed to suit different age-groups of children. Likewise, our teachers are specifically trained to work with children of different age groups. Listening, speaking, writing, and spelling skills form the basis of our primary curriculum.

Our Programs

Kid Castle After-School Education Program — Fostering Children’s Multiple Talents

Our After-School Education Program is becoming one of the most recognized and respected institutions of its kind in Taiwan. This program features professionally designed, in-depth research into curriculum and child development, implemented by caring teachers. The guiding principle behind the program is to open up students’ minds to a more international worldview with a focus on information and technology.

The teaching materials of the After-School Education Program help our students learn basic conversational English through various themes and units. Beginning with the ABCs, by the time most students complete our program, they can speak and understand basic English. They have a foundation upon which they can build as they continue their studies. Fun activities that focus on speaking and listening are an integral part of each class.

Kid Castle recognizes that today’s children are the adults of tomorrow. To better prepare our students for the future, the program also includes a series of moral stories for students that teach them basic life skills and how to be better members of society.

Part of our After-School Education Program is also available online. This supplement allows children to review the lessons they have during their day class. By taking learning home, Kid Castle fosters the interaction between children and parents, bringing everyone closer together.

Kid Castle Preschool — Establishing English Learning Networks

Preparing our students to be leaders has always been one of our missions. We teach our children a number of different subjects in order to expose them to the wonders of the world and to what their future holds. Established island-wide in Taiwan, the successful Kid Castle Pre-Schools are where children three to six years old can get their start.

We have incorporated into our preschool curriculum an interactive teaching method that helps children learn English more effectively. We believe that our interactive multi-media and computer materials, including CD ROMs, make learning more appealing and interesting to children. We recognize that going to preschool is the first step many young children will take in their education and that each student’s needs are unique. To aid our students in learning, Kid Castle incorporates a number of teaching features into the preschool curriculum, such as colorful pictorial displays in our text books, posters, and educational videos, and audio sound effects in our audio tapes and videos.

To aid our students in socialization, Kid Castle fosters interaction among all of the children in the class. We help them begin to establish interpersonal relations, gain self-confidence, and learn how to express themselves through English, Total Physical Response (“TPR”), arts and crafts, and other means.

Finally, Kid Castle places much emphasis on the interaction and relationship between children, parents, teachers, and administrators at the preschools. Regular academic and development reports and meetings between the various parties help keep parents informed of their children’s progress and assist the parents when supervising studies of their children after school.

Kid Castle Publishing — Bringing English to Your Children

Our specially designed educational materials are an essential part of our business. Kid Castle publishes a wide range of successful teaching and learning materials for children, including Chinese textbooks for kindergartens, English textbooks, workbooks, English magazines, and accompanying guides, music CDs and tapes, and other supplemental materials for kindergarten and elementary levels. Our market includes individuals, organizations, elementary schools, and third-party language schools. In addition to publications, Kid Castle provides relevant complimentary resources (including provision of note books and stationery) and services (including serving after-school snacks) to its customers.

Competitive Strengths

We are one of the leading English-language tutoring centers in Taiwan. We are in the process of establishing our market position in China, with far-reaching connections across both regions. We believe that our competitive strengths distinguish us from our competitors. Those strengths include:

Marketing advantages

Kid Castle has:

•	350 franchises; and

•	over 4,500 schools using our materials.

Superior Quality

We believe that we have created a successful corporate brand name. We have over 20 years of management experience in the education industry, and we have received recognition for our teaching materials from five local school districts in the ROC. We also have engaged highly-qualified English teachers from some of the finest learning institutions in the United States and England, including the University of California Los Angeles, Brown University, Cornell University, Cambridge University, the University of London, and Warwick University.

The English-language Education Market

Analysis of Preschool and Elementary School Markets in Taiwan

Preschool Educational Market. Among the 1.3 million children in Taiwan between the ages of two to six, we estimated that 45 percent (approximately 585,000 children) attend preschools and that approximately 70 percent (about 910,000 children) purchase English-learning materials (population data provided by the Taiwanese Ministry of the Interior - http://www.moi.gov.tw/stat/index.asp).

Elementary School English-language Materials. The Department of Education of ROC has issued a directive that, from the 2002 academic year onward, computer skills and English must be incorporated into the school curriculum for all students in third grade and above. As a result, we believe that, over the next decade, nearly 1.8 million students (the number of students in ROC public schools) will require English-language materials as study aids. Taiwanese schools have little experience in the new curriculum, proper teaching materials are inadequate, and qualified teaching personnel are in short supply.

After-School Education. We believe that children’s after-school education will move in the direction of diversification of products, increased dissemination of information, and additional education that complements the school curriculum with English and computer skills. We estimate that approximately 50% of Taiwan’s 1.8 million elementary students aged seven to twelve will participate in after-school courses over the next decade.

China Market Overview

According to the 2005 market survey by the National Bureau of Statistics of China (“NBSC”) (available at http://www.moe.edu.cn/edoas/website18/info20732.htm) the English-education market in China is comprised of 217 million children for the preschool market and 108 million elementary students for the after-school tutoring market.

Despite such a large market potential and business opportunity, it remains difficult to establish private child-education businesses in China. Foreign companies have difficulties operating in China due to differences in cultural background and teaching methods. We believe that we are an ideal candidate to operate in China because we operate successful education institutions in Taiwan, a country that shares similarities with China in terms of culture, teaching methods, and expectations for learning outcomes.

Over the past ten years, China has seen impressive economic growth. With this economic growth, consumers have greatly increased their expenditures. And with the government motto, “Children are our treasure,” parents are generously investing in their children’s education, including enrolling their children into premium kindergartens and after-school tutoring to improve English-language skills and computer literacy. Parents invest in their children’s education with the desire and expectation that their children will be qualified to enroll in prominent secondary schools and internationally recognized universities.

In 2002, China began to aggressively incorporate English into its elementary school curriculum. The teaching materials and methods of the state kindergartens are not able to satisfy the demand of parents searching for a high-quality, comprehensive learning environment. Chinese society has begun to demand that kindergarten curriculum be taught in English and Chinese. At 217 million preschoolers, we believe the current size of China’s preschool education market is still only at its nascent stages.

The belief that English language is a necessity to function in the modern world is being embedded in the minds and hearts of every household in China. That belief coincides with the following other factors that we believe will transform Chinese elementary education:

•
Hosting the 2008 Olympics has triggered country-wide modernization, investments in infrastructure, and policy changes that encourage economic growth in China. In particular, the service industry has enjoyed significant investment and modernization since the announcement of the 2008 Olympics. Because of that industry’s demand for employees with English-language skills, we believe that such modernization and growth will offer broader opportunities for private foreign business entities in general and English-language education providers in particular.

•
China’s preparations for the 2008 Olympics have encouraged broad scientific and cultural advancement. Such advancements further China’s emphasis on education and on its children. We believe that this will translate into an increased demand for English-language instruction.

•
Encouraging multi-lingual abilities and improving the quality of education are primary concerns for the PRC government. Consequently, the English-language instruction industry has seen a relaxation in government regulation that will allow KCEC to better realize its potential in China.

•	As a result of joining the World Trade Organization (“WTO”), China is transforming its education systems to match international standards, including English-language instruction.

•	Many college graduates leave China to continue their academic careers in foreign countries where fluency in the English language is a necessity.

•
Many foreign companies are establishing operations in China. The benefits of working for a foreign international company encourage parents to ensure their children have strong English-language skills that will qualify them for such employment.

•
China has a long-term plan to develop a more international orientation for its economy and its government. Such a plan requires a larger pool of workers with English-language skills. In 1996, then Premier Mr. Zhu Rongi stated that education is the key to promoting the PRC’s economy. This fundamental principle evolved into specific policies implemented by the PRC in 2001 and 2003. These policies relaxed entry restrictions to foreign investment in the education industry and made it easier for foreign education providers to operate in China. Article Three to the PRC Private Education Promotion Law stated that private education organizations are a beneficial and desirable attribute to society and should be highly encouraged and supported. The Chinese government has recently encouraged development of privately operated elementary schools and has launched a cooperative program aimed at improving Chinese educational systems using foreign knowledge and resources. We believe such government policy will greatly expand the private elementary school market and create enormous market potential.

•
On February 1, 2005, the PRC Government implemented the “Special Commercial Permit Management Regulation” (the “Management Rule”), which superseded the “Special Commercial Permit Management Regulation (Trial).” The Management Rule promotes predictability for private businesses in China’s mixed economy. It provides clear guidelines as to market entry requirements, disclosure mechanisms, and regulations that affect and regulate private businesses. The adoption of the Management Rule exemplifies the PRC Government’s determination to support foreign investment in private business; it increased transparency and set out clear guidelines that allow KCEC to better comply with regulations, which in turn led to better efficiency and operational performance. Because China needs foreign resources and know-how in the English-language education market, it has utilized its relaxed regulatory scheme to target companies like KCEC.

Strategy

From 2003 to 2005, we substantially increased our sales and marketing efforts in order to more aggressively market our franchises in China. Such expansion resulted in growth in the sales of our English-learning materials. While we expect to continue expanding our market share in China, we intend to do so by more efficiently utilizing our management and capital resources to more effectively manage our cost of goods sold and other operating expenses. We will continue to devote our resources to increasing the number of our franchises and expanding our publishing operations. On the other hand, we will cut nonessential operations to reduce our operating costs and improve our profitability.

We will plan our growth cautiously by carefully considering the choice of location for each of our franchise schools. We first consider whether a particular location is saturated with our franchise schools or other schools. In the process, we conduct market research, analysis, and surveys. Then, once we have identified a region, we begin a marketing campaign that includes attending school fairs and expositions, conducting seminars, and employing news print, media, and other marketing methods. The increase in the number of franchises may require us to hire more personnel, including managers and personnel who provide staff and teacher training, in order to ensure that each franchise has the proper oversight and that the quality of our franchised operations is maintained.

Operations

Our operations are divided between (1) delivery of classroom-based tutoring services through our own franchises and cooperating schools, (2) distribution and sale of our published materials, and (3) delivery of education services through the Internet. Kid Castle has marketing advantages over its franchises and various schools as it actively controls the distributions channels of the franchises and various schools' teaching and learning curriculum. _

Kid Castle provide its franchises the following service

1	Locality specific management approach guidelines that are specifically designed for a regional district to ensure particular franchises' coverage of student potentials.

2	Produce teaching materials that can be applied in complete units and non-dependant on supplementary texts.

3	Franchise establishment support

4
Conduct regular conferences and seminars for head teachers and supervisors of franchise schools to receive updated educational and promotional strategies to improve enrolment and management of various franchises and their respective facilities.

5	Combined promotional campaigns whereby the Company is responsible of planning and design various advertisements to be broadcasted via print materials or television broadcasting.

6	Conduct regular education training, administration and management seminars for franchises administrative staff and teaching staff.

The following table sets forth, for the period indicated, the principle categories of our consolidated operating revenue:

	2003	2004	2005
Sales of goods	$6,438,286	$6,822,420	$7,020,532
Franchise income	1,767,087	2,442,746	2,289,655
Other operating revenue	386,010	463,947	922,147
Total operating revenue	8,591,383	9,729,113	10,232,334

Franchises and Cooperating Schools

Our classroom-based courses and tutoring services are provided through company-operated locations, cooperating schools, and our independent franchises. We believe there is significant potential for additional franchised schools to be established both in Taiwan and China, and we are actively seeking to expand franchises in these territories. Our franchisees provide Kid Castle courses and tutoring services under the “Kid Castle” brand name within a specified territory in accordance with a franchise agreement signed with us. The revenues from our franchises are comprised of annual licensing fees for using the Kid Castle brand name, consulting service fees, and purchase fees for purchase of Kid Castle teaching and learning materials. Our franchisees typically enter into exclusive agreements to purchase our course and marketing materials, which they use in conducting and promoting their classes.

Franchisees must obtain our approval for the location and design of a Kid Castle school and must operate the franchised school in accordance with certain methods, standards, and specifications developed by us. The franchisee is usually required to purchase from us all of its teaching materials, as well as student explanatory and promotional brochures. Franchisees also have to purchase from us, or through a channel that we provide, other items necessary for the operation of a franchise school, such as computers, instructional materials, and furniture.

We actively manage our franchise system. We require franchisees and their employees to attend initial training seminars in franchise-school operations and Kid Castle educational programs. We also offer our franchisees and their employees training seminars each year. Franchise training seminars are designed for each type of school and may include:

•	Preschool English Teaching Seminar;

•	Children’s English Teaching Seminar;

•	Caretaking English Teaching Seminar; and

•	English Kindergarten Teaching Seminar.

The initial training seminar is designed to familiarize teachers with the three Kid Castle teaching methods (Audio-Lingual, Total Physical Response, and Communicative Language Teaching); to introduce our materials; and to help teachers incorporate our three teaching methods into the daily teaching plan. We employ division directors who act as consultants to assist franchises in technology implementation, business development, marketing, education, and operations. These employees also facilitate regular communications between franchisees and Kid Castle.

Unlike franchise schools, our cooperating schools are not affiliated with our company, but have entered into contracts with us to use our teaching and learning materials. Unlike the franchises, the cooperating schools are not required to exclusively use our materials or participate in our training seminars.

Cooperating caretaking schools are our third type of school. These schools serve preschool and elementary school children in both a caretaker and educational role. These schools are not affiliated with our company, but enter into contracts with us to use our teaching and learning materials.

Currently, there are approximately 250 and 100 Kid Castle franchises in Taiwan and in China, respectively, and approximately 4,500 cooperating schools in the two countries. The cooperating schools include Kid Castle Kindergarten, Kid Castle Computer School, and Kid Castle Remedial School. The following table shows the number of our franchises, cooperating schools, and cooperating caretaking schools as of the dates indicated:

	December 31, 2004	December 31, 2005
Franchises	340	350
Cooperating schools*	4,000	4,500

* includes Caretaking schools

Publishing

Our years of experience in the education field have enabled us to carefully develop what we believe to be superior teaching products that incorporate diverse and innovative content. Our educational products feature a wide range of technology, including multimedia and audio publications and the Internet. In addition, we are developing interactive educational programs that utilize a child’s senses of hearing, sight, and touch.

Published materials make up approximately 71 percent of our revenue. The three main channels that purchase our published teaching materials are franchise schools, kindergartens, and elementary schools. Our franchise schools are obligated to exclusively use Kid Castle teaching and learning materials. Based on data from the NBSC, as of December 31, 2005 there were approximately 124,400 kindergartens and 366,200 public and private elementary schools in China. They are potential customers.

Teaching Features and Curriculum

Our children’s English curriculum is summarized as follows:

Category	Class	Student	Levels	Period
Preschool Learning	Preschool children	Ages 3-6	A total of six levels	Six months
Language Learning	Young children	Ages 7-9	A total of fourteen levels	Six months
Language Learning	Older children	Ages 10-12	A total of fourteen levels	Three months

Kid Castle's Young Children Teaching Materials incorporate the following features:

•	full conformity with natural language-development patterns for listening, speaking, reading, and writing;

•	design and development based on the unique factors of individual students, such as age, learning habits, and cognitive ability;

•	contemporary topics that capture and reflect students’ interests and needs;

•	practical scenarios purposely designed to cater to daily life so as to increase the relevance of language usage;

•	emphasis on oral communication;

•	games and activities that give students an opportunity to practice language skills and increase interest in learning English;

•	categorization of curriculum from easy to difficult with subjects that correspond to the subsequent levels; and

•	diverse subjects and content.

Sales and Marketing

The majority of our students’ parents choose our education programs and materials based on the recommendations of other parents and teachers. We also build awareness of our brand and promote our products through our franchises and relationships with the cooperating schools. Kid Castle also maintains an internal sales force and engages in national and local advertising through print and broadcast media and through direct sales to targeted demographics. Advertising is centrally monitored and is directed primarily at local markets in which a kindergarten is located. All marketing activity is tracked to measure effectiveness and to provide information for future activities. All responses to advertising are analyzed to provide data and references for future marketing efforts.

Individual franchises have their own marketing methodologies for students. However, we monitor and provide general marketing strategies to facilitate the franchises’ promotional campaigns. Policies, standards, and procedures for new franchises and cooperating schools are established centrally, but are implemented at the local level through an employee in the marketing department. Cooperating schools also increase our company exposure. As these schools use our teaching and learning materials, we believe parents and children will grow more familiar with the “Kid Castle” brand name and the after-school education we provide through our caretaking schools.

Competition

The English-language teaching and educational services industry in Asia is highly fragmented, varying significantly among different geographic locations and types of consumers. Our ability to compete depends on our ability to improve existing or create new English-language learning materials and courses to distinguish our company from our competitors. Other providers of English-language instruction include individual tutors, small language schools operated by individuals, public institutions, and franchises or branches of larger language teaching companies, some of which operate internationally. The smaller operations typically offer large-group teaching and self-teaching materials for home study, while some larger competitors concentrate on the higher-priced, business-oriented segment by offering intensive, individualized programs.

The following table sets forth our competitors in Taiwan:

COMPETITOR ANALYSIS IN TAIWAN

Company	Year Established	Internet Learning	Number of Schools	In House R&D	Interest Administration Platform	Automatic Speech Analysis System	Magazine Publication	Training Program for Teachers
Kid Castle	1986	x	250	x	x	x		x
Giraffe Language School	1986		450					x
Joy Enterprise Organization	1981		230	x			x	x
Jordan’s Language School	1982	x	182					x
Gram English	1981	x	56	x				x
Sesame English Franchised Schools	1987		50
Ha Po Computer English School	1996	x	150			x
Hess Educational Organization	1983		40	x	x			x

The following table sets forth our competitors in China:

COMPETITOR ANALYSIS IN CHINA

Company	Year Established	Internet Learning	Number of Schools	In House R&D	Interest Administration Platform	Automatic Speech Analysis System	Magazine Publication	Training Program for Teachers
Kid Castle	2001	x	100	x	x	x	x	x
Education First	1993	x	50	x				x
Shane Education	2000	x	15	x				x
DD Dragon	1997		20	x				x
Onlyedu	2004	x	300	x				x

BRIEF SUMMARY OF COMPETITORS IN TAIWAN
Company Name	Description

Joy Enterprise Organization (“JEO”)
JEO was established in 1981. Its operation focuses on English learning schools and kindergartens. JEO is also engaged in the language education publishing business. Currently JEO owns approximately 230 schools in Taiwan.

Gram English (“Gram”)
Gram was established in 1981. Gram focuses on English education for elementary and high school children and for adults and is not present in the kindergarten market. Currently, Gram has 56 schools in Taiwan.

Jordan’s Language School (“Jordan”)
Jordan was established in 1982 and currently has 182 schools in Taiwan. In addition to English education, it is also engaged in teaching mathematics and computer skills to children. In 2001, Jordan entered the market in mainland China.

Giraffe Language School (“Giraffe”)	Giraffe was established in 1986. Giraffe currently has 450 English schools in Taiwan, which is more than other competitors in Taiwan. Giraffe’s operations include English schools and kindergarten.

Ha Po Computer English School (“Ha P”)	Ha Po was established in 1996. It currently has 150 schools in Taiwan, where it offers both computer and English education.

Sesame English Franchised Schools, Taiwan (“Sesame”)	Sesame was established in 1987 in Taiwan. It is a franchise of an international English educational institution. Currently it has 50 schools in Taiwan.

Hess Eduational Organization	Hess was established in 1983 and currently has 40 English schools in Taiwan. Hess also operates kindergartens.

BRIEF SUMMARY OF COMPETITORS IN CHINA
Company Name	Description

Onlyedu Education Group (“Onlyedu”)	Onlyedu was established in 2004. It currently has over 300 franchise schools located in 18 provinces of China.

Education First
English First began its development in China in 1993 and currently has 50 kindergarten schools. Its franchise fee and its tuition are higher than the market average, which poses a significant entry barrier for potential franchises. Education First has not been established long enough to be well known.

DD Dragon Education Organization (“DDDEO”)	DDDEO was established in 1997. It currently has over 20 franchise schools in the PRC.

Shane Education (“Shane”)
Shane entered the Shanghai market in 2000 and caters to adult students rather than to children. Shane teaches Queen’s English and has a significant British influence. Its tuition is higher than ours, and its operation is limited to the Shanghai region.

Employees

As of December 31, 2005, we had a total of 175 full-time employees and three part-time employees for the ROC and PRC operations. We intend to hire additional employees on a part-time or independent contractor basis in connection with certain projects in China. We do not intend to hire U.S.-based employees in the foreseeable future. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.

Regulatory Environment

Taiwan

The Ministry of Education of Taiwan (“MOE”) requires that teaching and learning materials that are to be used by elementary schools and junior high schools for compulsory education first be submitted to the MOE for review. The material submission process is as follows:

•	Following the submission of materials, the MOE will review the materials and submit a decision within 90 days, subject to an extension of 30 days.

•	If the MOE approves the materials, the applicant must send five copies of the final version to the MOE. The MOE performs a final review and makes a final decision within 60 days.

•	If the MOE does not approve the initial submission, the applicant has 45 days to resubmit the materials with any corrections that the MOE deems necessary.

•	The MOE reviews the resubmitted materials and makes its decision within 45 days.

•
If the materials are not approved, or the corrections are not satisfactory to the MOE, the applicant has 30 days to make additional corrections and submit the corrected materials to the MOE. The MOE will then return its decision within 30 days.

•
If the MOE does not approve the corrections on the third resubmission, the applicant may appeal within 30 days and the MOE will review the appeal and make a decision within 30 days after its receipt of the appeal.

•	If the appeal is rejected by the MOE, the applicant must start the approval process over.

The Employment Service Act of Taiwan and relevant regulations require all foreign supplementary education instructor applicants to be 20 years of age or older. In addition, it is our company policy to hire candidates with university bachelor degrees and to have each foreign employee teach the national language of the country on his or her passport.

China

According to the China-Foreign School Cooperation Regulation (“CFSCR”) effective September 2003, foreign companies cannot operate educational franchises through wholly-owned entities, but must do so in cooperation with local Chinese investors. These cooperative arrangements must be approved by the Chinese government. The CFSCR limits the number of seats on the board of directors (or any controlling board or committee) that may be offered to foreign investors or their nominees to no more than half of the total number of seats. The director of the school, as well as the chairman of the board, can be foreign individuals; however, the principal or the person responsible for administration must be reviewed by the government.

The China Ministry of Education (“CMOE”) has general guidelines for every province and major city. In addition, each province and some major cities, such as Shanghai and Beijing, have their own administrative body for education and their own regulations and requirements. All of our educational materials must comply with the national curriculum guideline as set out by the central government. Depending on the administrative procedures of the individual provincial governments, our educational materials may have to also be recorded with local governments.

The CMOE, under the Kindergarten Operation and Management Regulation, requires the following:

•	the location of the kindergarten must be in accordance with the safety standards set by the CMOE;

•	schoolmasters, principals, and teachers must have a diploma from a teachers’ college or higher and a background in children’s education;

•	school staff must have the equivalent of a junior high education or diploma; and

•	nurses and similar positions must have a high school education or diploma.

The following violations will result in penalties, including reorganization or correction to be completed by a certain deadline, suspension of student enrollment, and suspension of operation:

•	unlicensed operation, where the location and environment are unsatisfactory to government standards; and

•	distributing materials that are inappropriate for children or materials that violate the Educational Standards set by the CMOE.

More severe violations, such as illegal controlled substance usage, possession of dangerous instruments, corporal punishment, or embezzlement of school funds or property will result in punishment and sanctions in accordance with the degree of violation.

Intellectual Property and Property Rights

The name “Kid Castle” and various drawings used in our materials are trademarked and registered to us in Taiwan and PRC. Our copyrights, trademarks, service marks, trade secrets, proprietary technology, and other intellectual property rights distinguish our products and services from those of our competitors and contribute to our competitive advantage in our target markets. To protect our brand, products, and services and the systems that deliver those products and services to our customers, we rely on a combination of copyright, trademark, and trade secret laws as well as confidentiality agreements and licensing arrangements with our employees, customers, independent contractors, sponsors, and others.

Corporate History

We are a Florida corporation that was incorporated on July 19, 1985 as Omni Doors, Inc. From inception through June 30, 1998, our primary business was the assembly and distribution of industrial doors for sale to building contractors in the South Florida market. Until April 6, 1998, we were a wholly-owned subsidiary of Millennia, Inc., a publicly-owned Delaware corporation. On April 6, 1998, the Board of Directors of Millennia declared the payment of a stock dividend to Millennia’s stockholders. Millennia stockholders received one share of our common stock for each four shares of Millennia common stock. This distribution of approximately 570,000 shares of our company represented approximately five percent (5.0 percent) of the total issued and outstanding shares of our common stock.

Pursuant to a contract dated July 14, 1998, Millennia sold 10,260,000 shares (representing 90 percent of the total outstanding shares) of our common stock to an unrelated firm, China Economic Growth Investment Corp., LLC, which then distributed the shares to its three members, Yong Chen, Zuxiang Huang, and Zheng Yao.

On April 6, 2001, pursuant to a stock purchase agreement dated April 2, 2001, Halter Capital Corporation, a privately-owned Texas corporation, purchased 6,822,900 shares of our common stock from Zheng Yao, representing approximately 60 percent of our issued and outstanding shares of common stock. Simultaneously with this change in control transaction, Sophia Yao, our then sole officer and director, resigned. Kevin B. Halter, Sr., as President and director, and Kevin B. Halter, Jr., as Secretary-Treasurer and director, were elected to replace her.

On June 19, 2002, pursuant to a stock purchase agreement dated June 6, 2002, Powerlink International Finance, Inc., a British Virgin Islands corporation (“Powerlink”), purchased 2,830,926 shares of our common stock from Halter Capital Corporation, representing approximately 57 percent of our issued and outstanding shares of common stock. Simultaneously with the purchase, the officers and directors of the Company resigned. Chin-Chung Hsu, President, Treasurer, and Director; Wen-Hao Hsu, Secretary and Director; and Chien-Hwa Liu, Director, were elected to replace them.

On June 25, 2002, we changed our name to King Ball International Technology Corporation and, on August 22, 2002, we changed our name again to Kid Castle Educational Corporation. On October 1, 2002, we acquired all of the issued and outstanding stock of Higoal Developments Limited (“Higoal”), a Cayman Islands company, pursuant to an Exchange Agreement dated as of October 1, 2002 (the “Exchange Agreement”). The Exchange Agreement was among Higoal, the shareholders of Higoal, Kuo-An Wang, and Kid Castle. Higoal, which is based in Taipei, Taiwan, is the parent company of Kid Castle Internet Technologies Limited and Kid Castle Educational Software Development Company Limited. Pursuant to the Exchange Agreement, Higoal became our wholly-owned subsidiary. In exchange for 100 percent of the issued and fully paid-up capital of Higoal, we issued 11,880,000 shares of our common stock to the shareholders of Higoal. As a result of the share exchange, the former shareholders of Higoal hold a majority of our outstanding capital stock.

On September 26, 2005, Mr. and Mrs. Pai purchased 806,960 and 693, 040 shares of the common stock of the Company, respectively. As of December 31, 2005, Mr. Pai, his spouse, and direct next of kin together controlled 2,841,080 shares or 14.95 percent of the total outstanding common stock of the Company. Mr. and Mrs. Yang purchased 1,641,538 and 500,000 shares of the common stock of the Company, respectively. As of December 31, 2005, Mr. Yang and his wife together controlled 2,141,538 shares or 11.27 percent of the total outstanding common stock of the Company.

Company Organization Chart

Where You Can Find More Information

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet from the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.  Our website address is http://www.kidcastle.com.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Business

We have a history of operating losses and we anticipate losses and negative cash flow to continue for the foreseeable future. Unless we are able to generate profits and positive cash flow on a consistent basis, we may not be able to continue operations.

Our ability to attain a positive cash flow and become profitable depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our business in Taiwan and the PRC. We may be unable to achieve and maintain profitability if we fail to do any of the following:

•	maintain and improve our current products and services and develop or license new products on a timely basis;

•	compete effectively with existing and potential competitors;

•	further develop our business activities;

•	manage expanding operations; or

•	attract and retain qualified personnel.

We have incurred operating losses since inception. As a result, as of December 31, 2005, we had an accumulated deficit of $9,010,356. We incurred net losses of $1,940,591, $1,254,592, and $1,698,282 for the years ended December 31, 2003, 2004, and 2005, respectively. We had cash flow from operations of ($2,689,688), ($1,544,902) and ($1,295,250) for the years ended December 31, 2003, 2004, and 2005, respectively. If we are unable to achieve and maintain a positive cash flow and profitability, we may be unable to continue our operations. Even if we do achieve a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future.

Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy, or cause the market price of our common stock to decrease. Specifically, if we cannot effectively maintain, improve, and develop our products and services, we may not be able to recover our fixed costs or otherwise turn profitable. We may not be able to develop and introduce new products, services, and enhancements that respond to technological changes, evolving education industry standards, or customer needs and trends on a timely basis. We may experience difficulties that could delay or prevent the successful development, introduction, or marketing of new products, services, or service enhancements. These new products, services, and service enhancements may not achieve market acceptance or our competitors may develop alternative technologies and methods that gain broader market acceptance than our products and services. Accordingly, we cannot assure you that we will be able to generate the cash flow and profits necessary to sustain our business expectations, which makes our ability to successfully implement our business plan uncertain.

We cannot predict whether demand for our products and services will continue to develop, particularly at the volume or prices that we need to be profitable.

Although the market for English-language instruction and education is growing rapidly, we cannot be certain that this growth will continue at its present rate, or at all. We believe our success ultimately will depend upon, among other things, our ability to:

•	increase awareness of our brand and the availability of our products and services;

•	continue to attract and develop relationships with educational institutions and regulatory authorities in our targeted geographic markets; and

•	continue to attract and retain customers.

Because our operating results are tied, in part, to the success of our franchises, the failure of our franchises could adversely affect our operating results.

Our revenues include licensing fees received from franchises of Kid Castle. Accordingly, our future revenues will be impacted by the gross revenues of Kid Castle franchises and the number of schools operating by these franchises. Although our revenues from Kid Castle franchise operations will vary directly with the gross revenues of our franchises, we are not directly dependent on the franchises’ profitability. We believe, however, that the profitability of existing franchises is key to our ability to attract new franchises and open new franchised schools. Therefore, factors that adversely affect the revenues and profitability of our franchises may have an adverse effect on our operating results.

There can be no assurance that our franchises will operate schools successfully. While no individual franchise represents more than 1 percent of our franchise revenues, a significant failure of our franchises to operate successfully could adversely affect our operating results. The resolution of certain franchise financial difficulties may cause us to incur additional costs due to uncollectible accounts receivable related to franchise and license fees, the purchase of teaching and learning materials, and potential claims by franchises that could have a material adverse effect on our results of operations.

An increase in market competition could have a negative impact on our business.

Our markets are new, rapidly evolving, and highly competitive. We expect this competition to persist and intensify in the future. This increase in competition could lead to price reductions, decreased sales-volume, under-utilization of employees, reduced operating margins, and loss of market share. There can be no assurance that we will be able to successfully compete for customers in our targeted markets.

Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter current or potential competition from a number of sources, including branches and franchises of international language instruction companies, public institutions and private schools, and private tutors.

Because we face competition from established competitors, we may be unable to maintain market share.

Our primary competitors include Giraffe in Taiwan, Ladder Digital Education Corp. in Taiwan and the PRC, JEO in Taiwan and the PRC, Jordan’s Language School in Taiwan, Ha Po Computer English School in Taiwan, Hess Educational Organization in Taiwan, Only Education Group in the PRC and Education First in the PRC. Our primary competitors have significant financial, technical, and marketing resources, and name recognition. Some of these competitors have a longer operating history and greater overall resources than we do. These companies also have established customer support and professional services organizations. As a result, our competitors may be able to adapt more quickly to changes in customer needs, offer products and services at lower prices than we do, and devote greater resources than we do to the development and sale of teaching/learning products and services, which could result in reducing our market share.

Because we intend to expand internationally, we will be subject to risks of conducting business in foreign countries.

As we expand our operations outside of Taiwan, we will be subject to the risks of conducting business in foreign countries, including:

•	our inability to adapt our products and services to local cultural traits and customs;

•	our inability to locate qualified local employees, partners, and suppliers;

•	difficulties managing foreign operations;

•	the potential burdens of complying with a variety of foreign laws;

•	trade standards and regulatory requirements;

•	geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships;

•	legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs, and other trade barriers;

•	uncertainties of laws and enforcement relating to the protection of intellectual property;

•	political, economic, and social conditions in the foreign countries where we conduct operations;

•	currency risks and exchange controls;

•	potential inflation in the applicable foreign economies; and

•	foreign taxation of earnings and payments received by us from our franchises and affiliates.

We cannot be certain that the risks associated with our anticipated foreign operations will not negatively affect our operating results or prospects, particularly as these operations expand in scope, scale, and significance.

Because we may not be able to protect our proprietary rights on a global basis, we may incur substantial costs to defend or protect our business and intellectual property.

We strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright, and trade secret protection may not always be available, and the steps we have taken may be inadequate to protect our intellectual property. In addition, there can be no assurance that competitors will not independently develop similar intellectual property. If others are able to copy and use our products and delivery systems, we may not be able to maintain our competitive position. If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources, which could harm our business.

In addition, laws in the PRC have traditionally been less protective of intellectual property rights and enforcement of those laws has been sporadic at best. Any further reduction in the legal protections granted to intellectual property rights in the PRC could adversely affect our revenue as we continue to expand into the PRC market.

Because we may not be able to avoid claims that we infringed the proprietary rights of others, we may incur substantial costs to defend or protect our business and intellectual property.

Although we have taken steps to avoid infringement claims from others, these measures may not be adequate to prevent others from claiming that we violated their copyrights, trademarks, or other proprietary rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages, or we may lose the rights to use or modify our products.

We substantially rely on loans from shareholders and bank loans and our inability to obtain sufficient funding may adversely affect our liquidity and financial condition.

We substantially rely on loans from shareholders and banks to satisfy our funding requirements. As of December 31, 2003, 2004, and 2005, our bank loans and loans from financial institutions were $2,484,471, $4,284,807, and $3,157, 297 respectively. As of December 31, 2005, outstanding loans from our shareholders were $1.2 million. No assurances can be given that bank loans or loans from shareholders will continue to be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may be required to seek more expensive sources of funding to finance our operations.

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

Our transactions with suppliers and customers are effected in New Taiwan dollars, the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited (KCIT). As a result of our expansion in the PRC, our transactions are also effected in RMB, the functional currency of our PRC subsidiary, Kid Castle Educational Software Development Company Limited (KCES). Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar, and the RMB will affect our reported shareholders’ equity from one period to the next. Such impacts could be material and are independent of the underlying performance of our business. The market price of our securities could be significantly affected by unfavorable changes in exchange rates. We do not actively manage our exposure to such unfavorable changes in exchange rates.

Because our officers and directors are not U.S. persons, and our operating subsidiaries are companies formed under the laws of Taiwan and People’s Republic of China, you may be unable to enforce judgments under the Securities Act.

Our operating subsidiaries are a Taiwanese company and a PRC company, and our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of the assets of both our business and our officers and directors are located outside the United States. As a result, it may be difficult for investors to effect service of process upon such persons, or to enforce court judgments obtained against such persons in United States courts, when their claims are predicated upon the civil liability provisions of the Securities Act.

Our internal controls and management systems are currently not consistent with international practices, and we are in the process of improving these controls to enable us to certify their effectiveness in accordance with the Sarbanes-Oxley Act of 2002. Our failure to timely and successfully upgrade these controls and systems could subject us to regulatory actions and harm the price of our stock.

Our internal control and management systems were designed to meet the standards generally adopted by private Taiwan companies, and the internal control and management systems of our PRC subsidiaries were designed to meet the standards generally adopted by companies in China. These standards are different from the standards and best practices adopted by companies in the United States. We have identified areas in which our current control and management systems do not meet international standards and practices. In addition, during their audit, our external auditors brought to our attention a number of areas in which our current internal controls and management systems do not reduce undetected material errors or fraud to a relatively low level of risk, which could adversely affect our ability to accurately and timely record, process, summarize, and report financial data. Pursuant to the Sarbanes-Oxley Act of 2002 and related rules and regulations, we are required, within certain deadlines established by the SEC, to evaluate our internal controls over financial reporting and to file an assessment of its effectiveness with the U.S. Securities and Exchange Commission. Our external auditors are required to attest to such evaluation. Unless we successfully upgrade our controls and systems, we will not be able to satisfactorily comply with our obligation under the Sarbanes-Oxley Act of 2002, and our external auditors will be unable to provide a satisfactory certification. We have prepared an internal plan of action for compliance, which includes a schedule of activities to address our need to meet these standards and best practices. If we fail to successfully complete the improvements we have scheduled on a timely basis, or if the activities fail to raise our internal controls and management systems to the levels required by international standards or legal requirements, or if we fail to implement new or improved controls, then we may fail to meet our reporting obligations and our auditors may be unable to certify the management’s assertion of the effectiveness of our internal controls as required under the Sarbanes-Oxley Act of 2002. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

If we lose key management or other personnel, we may experience delays in our product development and other negative effects on our business.

Our success is dependent upon the personal efforts and abilities of our executive officers, Min-Tan Yang, our Chief Executive Officer, and Suang-Yi Pai, our Chief Financial Officer. If these key officers cease employment with us before we find qualified replacements, it would have a significant negative impact on our operations. We do not have employment agreements with any of our executive officers.

Moreover, our growth and success depend on our ability to attract, hire, and retain additional highly-qualified educators and management, and technical, marketing, and sales personnel. These individuals are in high demand, and we may not be able to attract the staff we need. The hiring process is intensely competitive, time consuming, and may divert the attention of our management from our operations. Competitors and others have in the past, and may in the future, attempt to recruit our employees. If we lose the services of any of our senior management or key education personnel, or if we fail to continue to attract qualified personnel, our business could suffer.

“Penny Stock” regulations may impose certain restrictions on marketability of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock currently falls within the definition of penny stock and may be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouses).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk-disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable and current quotations for the securities to both the broker-dealer and the registered representative. If the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market.

Risks Relating to The People’s Republic of China

Our operations in the PRC are subject to political, regulatory, and economic uncertainties.

Our operations and assets in the PRC are subject to significant political, regulatory, and economic uncertainties. Changes in laws and regulations, or their interpretation, the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, restrictions on the manner of operating educational institutions or disseminating educational materials, devaluations of currency, or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations, and financial condition. Under its current leadership, the PRC government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the PRC government will continue to pursue these policies or that it will not significantly alter these policies from time to time without notice.

In addition, in July 2003, our subsidiary, KCES, entered into agreements with a local Chinese party, 21st Century Publishing House, in Jiangxi Province, to establish two joint ventures: Jiangxi 21st Century Kid Castle Culture Media Co., Ltd. (“KC Culture Media”) and 21st Century Kid Castle Language and Education Center (“KC Education Center”). KC Culture Media and KC Education Center primarily publish and distribute English-language education materials, enter into franchise and consulting relationships with kindergarten and language schools, and provide services to cooperative schools in China. We intend to use them as one of our primary vehicles for our expansion into the PRC market. Although we received, on January 19, 2004, and October 31, 2003, licenses from the applicable government authorities to conduct the business of KC Culture Media and KC Education Center in the PRC, there exist various factors that render the regulatory environment volatile and uncertain. Therefore, it could only be concluded that the PRC market would eventually be more transparent and less uncertain as it gradually opens up to foreign investors.

The lack of remedies and impartiality under the PRC’s legal system could negatively impact us.

Unlike the United States, the PRC has a civil law system based on written statutes in which judicial decisions have little precedential value. The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation, and trade. However, their experience in implementing, interpreting, and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

ITEM 2.	PROPERTIES

We lease many of our facilities, consisting principally of administrative office space, warehouse space, and sales offices. In addition, we lease housing accommodations for our employees in China. Our principal executive offices consist of 530 square meters of office space, which we own, located on the 8th Floor, No. 98, Min Chuan Road, Hsien Tien, Taipei, Taiwan, Republic of China. We believe that our current space is adequate for our needs for the foreseeable future.

The following table sets forth the location and size of the material facilities of our subsidiaries, Kid Castle Internet Technologies Limited and Kid Castle Educational Software Development Company Limited:

Kid Castle Internet Technologies Limited

Nature	Location	Floor Space (m2)
Registration area	No. 148, Jianguo Road, Hsien Tien, Taipei, Taiwan, ROC	48
Administrative office	8th Floor, No. 98, Min Chuan Road, Hsien Tien, Taipei, Taiwan, ROC	534
Administrative office	8th Floor, No. 100, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	375
Administrative office	Room 5, 8th Floor, No. 251, Min Chuan 1st Road, Kaohsiung, Taiwan, R.O.C.	312
Warehouse	No. 459, Sec. 2, Zhongshan Rd., Huatan Shiang, Changhua County 503, Taiwan, ROC	5,000

Kid Castle Education Software Development Limited

Nature	Location	Floor Space (m2)
Administration office	4th Floor, No. 1277, Beijing West Road, Shanghai, PRC	1092
Warehouse	No. 305, Lane 2638, Hongmei South Road, Shanghai, PRC	800

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 4, 1998, the Company’s common stock was approved for quotation on the NASD Over-the-Counter Bulletin Board under the trading symbol “OMDO.” On June 28, 2002, the trading symbol was changed to “OMDR.” On August 22, 2002, the trading symbol was changed to “KDCE.” The high and low bid quotations for the Company’s common stock were as follows for the periods below (as reported by OTCBB). The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2005	High Bid	Low Bid
1st Quarter	1.29	0.88
2nd Quarter	0.88	0.51
3rd Quarter	0.51	0.37
4th Quarter	0.54	0.25

Fiscal Year Ended on December 31, 2004	High Bid	Low Bid
1st Quarter	5.00	2.90
2nd Quarter	4.00	3.00
3rd Quarter	3.50	0.90
4th Quarter	1.95	0.75

As of December 31, 2005, the Company had approximately 2,300 shareholders of record.  The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by Registrant and Affiliated Purchasers

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

	Years Ended on December 31,
	2005	2004	2003	2002	2001

Statement of Operations Data:
Operating Revenue	$10,232,334	$9,729,113	$8,591,383	$6,572,974	$5,841,739
Operating Costs	3,811,044	3,433,558	3,022,364	2,895,568	2,563,731
Net loss	1,698,282	1,254,592	1,940,591	1,906,996	570,998
Loss per share—basic and diluted	0.089	0.066	0.115	0.150	0.048
Balance Sheet Data:
Current assets	$6,954,257	$8,143,067	$8,129,906	$5,373,309	$4,665,911
Total assets	10,982,937	12,781,424	12,542,216	9,772,872	8,189,641
Current liabilities	8,436,284	8,726,637	7,457,171	6,365,639	4,451,061
Total liabilities	12,280,881	12,353,708	10,834,219	9,136,306	5,658,349
Total shareholders’ equity	(1,326,571)	393,925	1,707,997	636,566	2,531,292
	$10,982,937	$12,781,424	$12,542,216	$9,772,782	$8,189,641

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate, “ “expect,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected.

General

We are engaged in the business of children’s education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audio tapes, video tapes, and compact discs. A major portion of our educational materials focuses on English-language education. We also sell educational tools and equipment that are complementary to our business. Our business originally started in Taiwan, and, in 2001, we began expanding our business into the People’s Republic of China (PRC). We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools and monthly and bi-weekly magazines to provide children ranging from two to twelve years of age a chance to learn exceptional English-language and computer skills.

Critical Accounting Policies, Judgment, and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, equity investments, income taxes, financing operations, pensions, commitments, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.

We recognize sales of teaching materials, educational tools, and equipment as revenue when title of the product and risk of ownership are transferred to the customer. Title of the product and risk of ownership are transferred to the customer at the time of delivery or when the goods arrive at the customer’s designated location, depending on the associated shipping terms.  Additionally, we deliver products sold by our distributors directly to the distributors’ customers. We recognize the delivered goods as revenue in a similar way as sales to our direct customers. We estimate sales returns and discounts based on historical experience and record them as reductions in revenues.

If market conditions were to decline, we may take actions to increase sales discounts, possibly resulting in an incremental reduction in revenue at the time when revenues are recognized.

Allowance for Doubtful Accounts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Allowance for Sales Returns

The total for allowance for sales returns and allowance for doubtful accounts in the third fiscal quarter amounted to US$1,021,047. Of this total, the allowance for sales return was US$123,118, and allowance for doubtful accounts was US$897,929. The allowance for sales returns in the amount of US$123,118 is calculated based on historical operations in the ROC. Allowance for doubtful accounts in the amount of US$897,929 includes US$733,739 attributable to a Shanghai Wonderland and the balance of US$164,190 is attributable to other debtors of the Company. The estimate of allowance for doubtful debt is made based on a percentage ageing analysis, whereby 100 percent of overdue receivables in our ROC operations exceeding 365 days would be recognized as a doubtful account. Reserves for doubtful accounts in our operations in the PRC region are recognized in three categories with varying percentages based on the number of days overdue. The categories are (1) overdue for less than 180 days, (2) overdue between 181 and 365 days, and (3) overdue exceeding 365 days, which are reserved at 1 percent, 80 percent and 100 percent respectively.

The term of Shanghai Wonderland's receivables has a duration of one year, based on a Payment Duration Agreement entered into between our subsidiary, Jiangxi 21st Century Kid Castle Culture Media Co. Ltd, and Shanghai Wonderland in January, 3, 2004. The accounting records of Jiangxi 21st Century KC Culture indicate that the Company began shipping inventory to Shanghai Wonderland in April and May 2004. It was not until May or June of 2005 that the Company began requesting payment of past due receivables from Shanghai Wonderland. The Company continued its efforts to collect from Shanghai Wonderland with no success. In August, the Company determined that Shanghai Wonderland was having difficulty paying its debts though it had shown no signs of financial or operational crisis and had continued to develop its business by opening new sales points. We subsequently entered into a Debt Arrangement Agreement with Shanghai Wonderland in August 2005, which resulted in a write-off of US$733,739 as an allowance for doubtful accounts.

Allowance for Obsolete Inventories and Lower of Cost or Market.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about inventory aging, future demand, and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Investment Impairments.

We hold equity interests in companies having operations in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is not temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses. They could also result in an inability to recover the carrying value of the investments, an inability that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Fixed Assets and Depreciation.

Our fixed assets are stated at cost. Major improvements to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. Buildings are depreciated over a 50-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from two-and-a-half years to ten years.

Impairment of Long-Lived Assets.

We review our fixed assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset over its remaining useful life. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The estimate of fair value is generally based on quoted market prices or on the best available information, including prices for similar assets and the results of using other valuation techniques.

As of December 31, 2005, the balance of our amortizable intangible assets was $699,246, including franchise-related intangible assets of $440,376 and copyrights of $258,870. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

Income Taxes.

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to valuation allowances based upon management’s estimates of reliability. Actual results may differ significantly from management’s estimate.

Currency Risk.

Our transactions with suppliers and customers are primarily effected in New Taiwan dollars, which is the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited. As a result of our expansion in the PRC, we have increased transactions denominated in Renminbi, which is the functional currency of our PRC subsidiaries, Kid Castle Educational Software Development Company Limited and Jiangxi 21st Century Kid Castle Culture Media Co., Ltd.. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar, and the Renminbi will affect our reported financial results. Such impacts could be material and are independent of the underlying performance of the business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to the effects of such unfavorable changes in exchange rates.

Results of Operations

Comparison of Fiscal Years 2005 and 2004

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchise income, and other operating revenue. Total net operating revenues increased by $503,221, or 5 percent, to $10,232,334 for the year ended December 31, 2005 (fiscal year 2005) from $9,729,113 for the year ended December 31, 2004 (fiscal year 2004). This increase included an increase in sales of goods in the amount of $198,112, a decrease in franchise income in the amount of $153,091, and an increase in other operating revenues in the amount of $458,200.

Sales of goods. The increase in sales of goods, from $6,822,420 for fiscal year 2004 to $7,020,532 for fiscal year 2005, or 2.9 percent, was mainly due to the increase in net sales of goods generated from our Shanghai operations of $430,196, or 28.9 percent, to $1,917,229 for fiscal year 2005 from $1,487,033 for fiscal year 2004.

Franchise income. The decrease in franchise income, from $2,442,746 for fiscal year 2004 to $2,289,655 for fiscal year 2005, or 6.27 percent, was attributable to a decrease in franchise income from Taiwan.

Other operating revenue. Our other operating revenues represents revenue from other activities and services such as training of teachers, arranging for personal English-language tutors, organizing field trips and educational fairs, and collecting fees for designing the school layout of our franchised schools. Other operating revenue increased by $458,200, or 98.76 percent, to $922,147 for fiscal year 2005 from $463,947 for fiscal year 2004. The increase was mainly due to revenue generated from our services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools.

Gross Profit. Gross profit increased by $125,735, or 2 percent, to $6,421,290 for fiscal year 2005 from $6,295,555 for fiscal year 2004. The increase in gross profit was attributable to the increase in sales of goods.

Total Operating Costs. Total operating costs increased by $377,486, or 11 percent, to $3,811,044 for fiscal year 2005 from $3,433,558 for fiscal year 2004. This increase was mainly due to increase in sales of goods and other operating revenue.

Other Operating Expenses. Other operating expenses increased by $42,079, or 0.6 percent, to $6,588,923 for fiscal year 2005 from $6,546,844 for fiscal year 2004, principally due to increases in our Shanghai operations.

Interest Expenses, Net. Net interest expenses increased by $86,184, or 57.19 percent, to $236,888 for fiscal year 2005 from $150,704 for fiscal year 2004, primarily due to an increased loan during 2005.

Provision for Taxes. Provision for taxes for fiscal years 2005 and 2004 were $ 477,297and $430,729, respectively. These provisions for income taxes mainly represent the use of net operating loss carry-forwards to offset the income generated for our operations in Taiwan and an increase in the valuation allowance charged against deferred tax assets generated from our PRC operations in order to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized.

Comparison of Fiscal Years 2004 and 2003

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchise income and other operating revenue. Total net operating revenues increased by $1,137,730, or 13 percent, to $9,729,113 for the year ended December 31, 2004 (fiscal year 2004) from $8,591,383 for the year ended December 31, 2003 (fiscal year 2003), including the increase in sales of goods of $384,134 and franchise income of $675,659 and other operating revenues of $77,937.

Sales of goods. The increase in sales of goods, from $6,438,286 for fiscal year 2003 to $6,822,420 for fiscal year 2004, or 6 percent, was mainly due to the increase in net sales of goods generated from our Shanghai operations of $803,112, or 117 percent, to $1,487,033 for fiscal year 2004 from $683,921 for fiscal year 2003.

Franchise income. The increase in franchise income, from $1,767,087 for fiscal year 2003 to $2,442,746 for fiscal year 2004, or 38 percent, was mainly due to the increase in the number of our franchised schools in Shanghai. Franchise income for Shanghai increased by $455,619 from $399,771 for fiscal year 2003 to $855,390 for fiscal year 2004.

Other operating revenue. Our other operating revenues represents revenue from other activities and services such as training of teachers, arranging for personal English-language tutors, organizing field trips and educational fairs, and collecting fees for designing the school layout of our franchised schools. Other operating revenue increased by $77,937, or 20 percent, to $463,947 for fiscal year 2004 from $386,010 for fiscal year 2003. The increase was mainly due to revenue generated from our services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools.

Gross Profit. Gross profit increased by $726,536, or 13 percent, to $6,295,555 for fiscal year 2004 from $5,569,019 for fiscal year 2003. The increase in gross profit was attributable to the fact that the rate of increase in our franchising costs from December 31, 2003 to December 31, 2004 was lower than the rate of increase in our franchise income for the same period.

Total Operating Costs. Total operating costs increased by $411,194, or 14 percent, to $3,433,558 for fiscal year 2004 from $3,022,364 for fiscal year 2003. Advertising costs increased by $125,796, or 31 percent, to $532,015 for fiscal year 2004 from $406,219 for fiscal year 2003. This increase was mainly due to the additional expenses incurred with respect to the filming of commercials for our new promotional campaign for our products and franchised schools.

Other Operating Expenses. Other operating expenses decreased by $60,470, or 1 percent, to $6,546,844 for fiscal year 2004 from $6,607,314 for fiscal year 2003, principally due to decreases in salary expenditures resulting from a reduction in employee headcount in our Taiwan operations.

Interest Expenses, Net. Net interest expenses decreased by $128,527, or 46 percent, to $150,704 for fiscal year 2004 from $279,231 for fiscal year 2003, primarily due to the repayment of a loan due to a shareholder in 2003 please refer to Note 12 to our Condensed Consolidated Financial Statements for more information.

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

Liquidity and Capital Resources

Comparison of Fiscal Years 2005 and 2004

As of December 31, 2005, our principal sources of liquidity included cash and bank balances of $613,391, which increased from $213,564 at December 31, 2004. The change was primarily the result of an increase in revenues from our operations in Shanghai during 2005.

Net cash used in operating activities was $1,295,250 and $1,544,902 during fiscal years 2005 and 2004, respectively. Net cash used in operating activities during fiscal year 2005 was primarily attributed to net loss and an increase of notes and accounts receivable.

Net cash (used in) provided by investing activities were $1,514,264 and ($354,073) during fiscal years 2005 and 2004, respectively. The $1,868,337 difference was primarily attributable to cash provided by pledged notes receivable of $369,807, an amount due from a shareholder and director of $977,838, and disposal of property and equipment of $202,822 during fiscal year 2005, as compared to that of $15,760, $0, and $70,062 during fiscal year 2004.

Net cash (used in) provided by financing activities during fiscal year 2005 was $262,196 as compared to $914,229 during fiscal year 2004. The $652,033 difference was primarily attributable to cash provided by borrowings from officers/shareholders of $1,271,800 during fiscal year 2005, as compared to that of ($585,006) during fiscal year 2004, and the repayment of bank borrowings ($4,068,179) during fiscal year 2005.

Comparison of Fiscal Years 2004 and 2003

As of December 31, 2004, our principal sources of liquidity included cash and bank balances of $213,564, which decreased from $1,273,723 at December 31, 2003. The decrease was mainly due to the expenditures to fund the daily operations and the new investments in our PRC operations (please refer to Note 8 to our Condensed Consolidated Financial Statements for more information).

Net cash used in operating activities was $1,544,902 and $2,689,688 during fiscal years 2004 and 2003, respectively. Net cash used in operating activities during fiscal year 2004 was primarily attributed to a net loss and an increase in cash used to purchase inventories.

Net cash (used in) provided by investing activities were ($354,073) and $900,330 during fiscal years 2004 and 2003, respectively. The $1,254,403 difference was primarily attributable to cash provided by pledged notes receivable of $15,760 during fiscal year 2004, as compared to that of $1,302,135 during fiscal year 2003.

Net cash provided by financing activities during fiscal year 2004 was $914,229 as compared to $2,920,607 during fiscal year 2003. The $2,006,378 difference was primarily attributable to net proceeds of $2,514,428 we received from the issuance of 3,592,040 shares of our common stock during fiscal year 2003, and the repayment of loans from directors and shareholders of $585,006 during fiscal year 2004.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

The Company, Higoal and its subsidiaries are collectively referred to as the “Group.” The following table represents the Group’s contractual obligations:

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(Thousand dollars)
Contractual obligations
Bank borrowing	3,157	1,643	515	147	93	93	666
Pension benefit	29	—	—	—	—	—	29
Operating leases	1,644	305	248	222	208	135	526
Total	4,830	1,948	763	369	301	228	1,221

Bank Borrowing. One of our financing sources is from bank borrowings. As of December 31, 2005 and December 31, 2004, the balances of bank borrowings, including current and non-current portions, were $3,157,297 and $4,284,807, respectively.

Pension Benefit. We have a non-contributory and funded defined-benefit retirement plan (the “Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, as described in Note 16 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $29,969, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for fiscal years 2005, 2004, and 2003 amounted to $51,007, $83,176, and $72,775, respectively.

Operating Leases. We have entered into several non-cancelable lease arrangements for administrative office space, warehouse space, and sales offices for various lengths of time.

Going Concern

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As the Group is aggressively expanding its business in the PRC and the Group’s PRC operation is still in an emerging stage and has not turned profitable, the Group has suffered recurring losses from operations and has a net capital deficiency. The above conditions raise substantial doubt about the Group’s ability to continue as a going concern if the investment in the PRC does not gradually see returns. As discussed in Note 12 to our Condensed Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their willingness to continue to support the Group until other sources of funds have been obtained. Moreover, as discussed in Note 12 to our Condensed Consolidated Financial Statements, after December 31, 2004, the Group successfully obtained new bank facilities in the first quarter of 2005 (please refer to Note 12 to our Condensed Consolidated Financial Statements for more information). Management believes that, with continuous growth in the sales in the PRC, the existing directors’ support and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Significant Distributor

As at September 30, 2005, the accounts and notes receivable of Shanghai Wonderland constituted 13 percent of the total receivables and notes receivable of the Company. The receivables account for 13 percent of our consolidated sales. During the third fiscal quarter of 2005, collection of receivables from Shanghai Wonderland experienced difficulty, and the receivable balance of US$733,739, was subsequently been recognized as allowance for doubtful accounts at the end of the third fiscal quarter.

As at September 30, 2005, there existed no other external distributor or customer that represents 10 percent or more of consolidated assets, revenues or overall distributor purchases for the three interim periods in 2005.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 provides general guidance as to the definition of a variable interest entity and requires a variable interest entity to be consolidated if a company absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have performed a review of any entities created prior to and subsequent to January 31, 2003, and determined the adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s financial reporting and disclosures.

On April 30, 2003, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. We believe that the adoption of SFAS No. 149 will have no material impact on our consolidated financial statements.

In May 2003 FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of SFAS No. 150 will have no material impact on our consolidated financial statements.

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

In December 2003, FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ended after December 15, 2003. We have adopted this Statement since the year ended December 31, 2003, and the adoption of this Statement has no impact on our consolidated financial statements.

In September 2004, FASB’s Emerging Issues Task Force (“EITF”) delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement until further guidance is issued for its application. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investment accounted for under the cost method. The Group is currently evaluating the effect of this proposed statement on its financial position and results of operations.

Non-GAAP Financial Measures

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in certain foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

The following analysis provides quantitative information regarding our exposure to foreign currency exchange risk and interest rate risk.

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2005, we have projected that, if interest rates were to increase by 1 percent, the result would be an annual increase in our interest expense of $32,155. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

Foreign currency exposure

We have operations in both Taiwan and the PRC. The functional currency of Higoal Development Ltd. and its subsidiary, Kid Castle Internet Technologies Ltd. is NT Dollars and the financial records are maintained and the financial statements are prepared for these entities in NT Dollars. The functional currency of Kid Castle Educational Software Development Company Ltd. and its consolidated investee, Jiangsi 21st Century Kid Castle Culture Media Co. Ltd., is Renminbi (“RMB”), and the financial records are maintained and the financial statements are prepared for these entities in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor do we use such instruments for speculative purposes. The translation from the applicable local currency assets and liabilities to the U.S. Dollar is performed using exchange rates in effect at the balance sheet date except for shareholders’ equity, which is translated at historical exchange rates. Revenue and expense accounts are translated using average exchange rates during the period. Gains and losses resulting from such translations are recorded as a cumulative translation adjustment, a separate component of shareholders’ equity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of Brock, Schechter & Polakoff, LLP are presented beginning at page F-1, and are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 3, 2005, PricewaterhouseCoopers, Taipei, Taiwan (“PricewaterhouseCoopers”) resigned as our independent auditor. On August 3, 2005, we engaged Robert G. Jeffrey, Wayne, New Jersey, as our principal accountant, to review our consolidated financial statements for the period ending June 30, 2005 and September 30, 2005. Additional information about the resignation of PricewaterhouseCoopers and the retention of Robert G. Jeffrey is contained on our Current Report on Form 8-K, dated August 3, 2005 and incorporated herein by reference. On July 28, 2006, we engaged Brock, Schechter & Polakoff, LLP as our principal accountant and to audit our consolidated financial statements for the year ended December 31, 2005. Additional information about the resignation of Robert G. Jeffrey and the retention of Brock, Schechter & Polakoff, LLP is contained on our Current Report on Form 8-K, filed on August 15, 2006 and incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Pursuant to Exchange Act Rule 13a-15(b) our management has performed an evaluation of the effectiveness of our disclosure controls and procedures. The term disclosure controls and procedures as defined in Exchange Act Rule Rule 13a-15(e) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our management’s evaluation, our conclusion is that as of December 31, 2005 our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new ERP system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system is expected to complete its trial run period by end of June 2007 and become independently and fully operational. The old system used by the Company would be phased out in the first six months of 2007. The phase out period involves the amalgamation of old data into the new ERP system, providing staff education and training of how to utilize the new ERP system as well as parallel running various functions and operations of the new ERP system along side the old system.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, and financial accounting officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting.

   We recognize that the internal controls and procedures adopted by the Company were inadequate and gave rise to misappropriation of funds as disclosed in our Current Report on Form 8-K filed on June 23, 2006. Among other improvements, we began implementing a comprehensive ERP system that would improve the Company’s internal controls. The ERP system is currently at trial and test-run stage. The required software and hardware input have been fully installed and the system is now running to detect bugs that may reside in the system. The system is expected to be fully operational in third fiscal quarter 2007. The Company believes that full implementation of its new ERP System will prevent misappropriation of funds by Company employees because the ERP system will perform the following functions:

•	Maintain detailed records and produce comprehensive financial statements on a periodic basis allowing management to review and detect irregular financial activities.

•	Place different check-points on the progression of ordinary monetary activities of the business.

•	Delineate individual unit/departmental responsibilities and effectively separate respective departmental transactions so as to avoid intentional misappropriation of funds from taking place.

In addition to implementing a new ERP system, the following additional procedures have been implemented:

•	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments.

•
All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level.

•	Fund transfer applications in the PRC must additionally be approved by the headquarters in Taiwan.

•	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement.

•
Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released.

•	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

The Company recognizes that the internal controls and procedures were inadequate; it is assertively attending to the inadequacy and believes that implementation of all of the foregoing procedures will significantly strengthen the Company’s internal financial controls and procedures.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Position with the Company
Suang Yi Pai	45	Chairman, Director and Acting Chief Financial Officer
Min Tan Yang	40	Chief Executive Officer and Director
Chin Chen Huang	38	President of Shanghai Operations and Director
Ming Tsung Shih	37	Director
Robert Theng	44	Director

*Age as at December 31, 2005.

Mr. Pai was elected to replace Mr. Kuo An Wang as the chairman of the board on November 2, 2005. Mr. Pai has served as a director of the company since October 2002. Since 1998, Mr. Pai has served as the general manager of Chin Yi Fung Enterprises Co., Ltd., a privately held company engaged in the manufacture of sandals.

Mr. Yang was elected by the board of directors to fill an existing vacancy and appointed chief executive officer on November 2, 2005. He has a master’s degree from the Department of Business Administration of Da-Yeh University. Mr. Yang has served as a director of Shanghai Taiwan Businessmen Elementary School since January 2005 and as a director of Global International Education Ltd since July 2001. In 2002, Mr. Yang was appointed as the chairman of two of the Company’s schools in Taiwan and, currently, he is the chairman of four of the Company schools.

Mr. Huang has served as a director since October 2002 and as the President of Shanghai Operations on July 20, 2005. Prior to becoming the President of Shanghai Operations, he was our Vice President of Taiwan Operations.

Mr. Shih has served as a director since 2003. He is currently employed by Sunspring Metal Corporation as a Financial Manager and part-time lecturer in Tunghai University..

Mr. Theng has served as a director since 2003, and he is currently a full-time professor at Dayeh University of Taiwan and the Vice President of Strategic Planning and Control of CV Sinar Jaya, Indonesia, a general contractor and real estate developer.

None of our directors are related to any of our other directors and none have any pending legal claims or litigation against them.

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Please refer to Exhibit 14 for a copy of the translation of Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation

The following table sets forth information about the compensation paid or accrued by the Company to the Company’s chief executive officer and the four most highly compensated executive officers, or named officers, for the last three completed fiscal years:

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principle Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)	Restricted Stock Awards	Securities Under-Lying Options/ SARs (#)	LTIP Payouts (U.S. $)	All Other Compen-sation
Min-Tan Yang Chief Executive Officer(1)	2005

Kuo-An Wang	2005	102,288		46,899(3)
ex-Chief Executive	2004	108,300		5,700
Officer(2)	2003	96,975		15,086

Yu-En Chiu	2005	82,222		4,110(4)
ex-Chief Financial	2004	87,360		4,978
Officer	2003	80,252		10,778

Chin-Chen Huang	2005	59,129		5,505(5)
Senior Vice	2004	63,077		4,164
President	2003	57,548		8,392

Suang-Yi Pai	2005
Chief Financial	2004
Officer and	2003
Secretary

Yu-Zhang Fan	2005	58,622
Assistant Manager	2004	53,803
	2003	50,601

Lih-Fen Kong	2005	33,037
Assistant Manager	2004	32,350
	2003	29,161

Hui-Fen Su	2005	33,059
Assistant Manager	2004	31,870
	2003	28,372

(1)	Min-Tan Yang was appointed chief executive officer on November 2, 2005.

(2)	Kuo An Wang resigned as chief executive officer on October 17, 2005.

(3)
Estimated annual retirement benefits of Mr. Wang under the Company’s non-contributory defined benefit retirement plan, including health, accident, and labor insurance premiums in the aggregate amount of $2,587, accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $789, special laborer benefit retirement fund US$43,523.

(4)
Estimated annual retirement benefits of Mr. Chiu under the Company’s non-contributory defined benefit retirement plan, including health, accident, and labor insurance premiums in the aggregate amount of $2,739, accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $1,371.

(5)
Estimated annual retirement benefits of Mrs. Huang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $3,582, accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $1,923.

Director Compensation

The Company’s Bylaws provide that the Company’s directors may be paid their expenses and a fixed sum for attendance at meetings of the Board of Directors, may be paid a stated salary as a director, and no such payment shall preclude any director from serving the Company in any other capacity and receiving compensation therefor. Currently, each independent director is paid NT$20,000 for his attendance at each regular Board meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) each director and named executive officer (defined above) individually; and (iii) all directors and executive officers as a group. Beneficial ownership of common stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended. These rules provide, among other things, that a person is deemed to be the beneficial owner of common stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the common stock or has the right to acquire such ownership within sixty days after the date of this registration statement.

Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class(2)
Suang-Yi Pai No. 460-1, Chun Shan Road, Section 2, Hua-Tan Taipei, Taiwan, R.O.C	2,841,080	14.95%
Min-Tang Yang / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	2,141,538	11.27%
Chin-Chen Huang / No. 4, Alley 11, Lane 338, Dahu Road, Yingge Town, Taipei County 239, Taiwan, R.O.C.	5,000	0.03%
Ming-Tsung, Shih / No. 29 Yongdong Street Yushun Villiage, Lukang Township Chang Hua, Taiwan, R.O.C.
Robert Theng / 3 Ally 21 Ln 36 Chieh Shou S. Rd. Changhua 500, Taiwan, R.O.C.
Kuo-An Wang / 2F., No. 299, Xiyuan Road, Xindian City, Taipei County 231, Taiwan, R.O.C.	1,728,000	9.1%
Yu-En Chiu / 5F., No. 5, Lane 75, Ningbo W. St., Zhongzheng District, Taipei City 100, Taiwan R.O.C.	1,296,000	6.82%
Kuo-Ian Cheng / No. 575, Ho Kang Road, Ho Mei Town Chang Hua Hsien, Taiwan, R.O. C.	1,080,000	5.68%
All officers and directors as a Group (8 persons)	9,091,618	47.85%

(1) Unless otherwise indicated, the address of each person listed is 8th Floor, No. 98 Min Chuan Road, Hsien Tien, Taipei, Taiwan, Republic of China.

(2) Based on 18,999,703 shares of common stock outstanding as at December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In late 2005, our company experienced financial difficulties and was incapable of generating cash flows sufficient to sustain our operations. At the time, our board of directors approached Messrs. Pai and Yang for financial aid and management support. Mr. Pai, a director of the Company, was elected Chairman on November 2, 2005 and subsequently procured short-term loans for the Company from two third parties, Olympic Well International Ltd. ("Olympic") and Chen-Chen Shih, payable in three months in the amount of approximately U.S.$0.69 million and $0.06 million respectively, with a 7 percent annual interest rate. Mr. Yang, who was elected as a director of the Company on November 2, 2005, loaned us approximately U.S.$1.05 million with a 7 percent annual interest rate.

The following Loan Agreement Summary List sets out the dates of the various loans.

Date (mm/dd/yyyy)	Party to Loan Agreement with KCEC	Period (mm/dd/yyyy)	Interest Rate	Amount of Loan (U.S.$)
11/14/2005	Mr. Min-Tan Yang	11/04/2005 -12/30/2005	7%	300,000
11/17/2005	Mr. Min-Tan Yang	11/17/2005 -12/30/2005	7%	200,000
12/06/2005	Mr. Min-Tan Yang	121/06/2005 -12/30/2005	7%	550,000
10/30/2005	Olympic	10/31/2005 -12/30/2005	7%	690,000
11/30/2005	Ms. Chen-Chen Shih	11/30/2005 -12/30/2005	7%	60,089

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The total audit fees incurred for years 2004 and 2005 amounted to US$106,822 and US$69,264, respectively.

Audit-Related Fees. The total audit-related (internal control) fees incurred in 2004 amounted to US$30,200.

Tax Fees. The fees incurred for engaging tax advisors for years 2004 and 2005 amounted to US$13,000 for each period.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed.

(1) Consolidated Financial Statements

The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of Brock, Schechter & Polakoff, LLP, with respect to fiscal 2005, and of PricewaterhouseCoopers with respect to 2003 and 2004, are presented beginning at page F-1.

(2) Summary of Quarterly Results

	1Q		2Q		3Q		4Q		For the Year
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenue
Sales of Goods	$2,375,155	$2,029,853	$1,174,176	$1,186,926	$2,822,830	$2,444,267	$684,371	$1,161,374	$7,020,532	$6,822,420
Franchise income	597,925	528,132	710,121	664,608	606,879	622,244	374,730	627,762	2,289,655	2,442,746
Other operating revenue	149,912	52,353	156,436	151,561	142,459	185,932	734,340	74,101	922,147	463,947
Total net operating revenue	3,122,992	2,610,338	2,040,733	2,003,095	3,572,168	3,252,443	1,496,441	1,863,237	10,232,334	9,729,113
Operating costs
Cost of goods sold	(927,731)	(674,505)	(579,442)	(650,418)	(1,194,054)	(1,101,089)	(30,925)	(143,066)	(2,732,152)	(2,569,078)
Cost of franchising	(113.613)	(132,101)	(63,042)	(113,403)	(370,880)	(128,476)	50,835	(100,324)	(496,700)	(474,304)
Other operating costs	(74,196)	(57,195)	(103,075)	(78,544)	(129,805)	(171,921)	(275,116)	(82,516)	(582,192)	(390,176)
Total operating costs	(1,115,540)	(863,801)	(745,559)	(842,365)	(1,694,739)	(1,401,486)	(255,206)	(325,906)	(3,811,044)	(3,433,558)
Gross profit	2,007,452	1,746,537	1,295,174	1,160,730	1,877,429	1,850,957	1,241,235	1,537,331	6,421,290	6,295,555
Advertising costs	(33,363)	(126,642)	(23,491)	(327,850)	0	(72)	(34,289)	(77,451)	0	(532,015)
Other operating expenses	(1,785,500)	(2,016,424)	(1,465,044)	(1,413,680)	(2,302,459)	(1,525,248)	(1,035,920)	(1,591,492)	(6,588,923)	(6,546,844)
(Loss) income from operations	188,589	(396,529)	(193,361)	(580,800)	(425,030)	325,637	171,026	(131,612)	(258,776)	(783,304)
Interest expenses, net	(59,253)	(21,765)	(56,730)	(43,171)	(55,363)	(35,956)	(65,542)	(49,812)	(236,888)	(150,704)
Share of loss of investments	12,483	46,967	0	(15,542)	(34,116)	(20,816)	(33,169)	(47,182)	(54,802)	(36,573)
Loss on write-off of investment	0	0	0	0	0	0	0	0	0	0
Other non-operating income, net	(48,939)	43,673	102,563	38,097	138,777	(10,788)	(868,859)	80,999	(676,458)	151,981
(Loss) income before income taxes	92,880	(327,654)	(147,528)	(601,416)	(375,732)	258,077	(796,544)	(147,607)	(1,226,924)	(818,600)
Benefit (provision) for taxes	(143,453)	0	(41,297)	(1,222)	(90,611)	(110,345)	(201,936)	(319,162)	(477,297)	(430,729)
Net income (loss) from operations	(50,573)	(327,654)	(188,825)	(602,638)	(466,343)	147,732	(998,480)	(466,796)	(1,704,221)	(1,249,329)
Minority interest income	143	0	(19,202)	0	35,206	(2,611)	(10,208)	(2,652)	5,939	(5,263)
Net (loss) income	$(50,430)	$(327,654)	$(208,027)	$(602,638)	$(432,137)	$145,121	$(1,008,688)	$(469,421)	$(1,698,282)	$(1,254,592)
(Loss) earnings per share—basic and diluted	$(0.003)	$(0.017)	$(0.01)	$(0.032)	$(0.02)	$0.008	$(0.053)	$(0.025)	$(0.089)	$(0.066)
Weighted-average shares used to compute (loss) earnings per share—basic and diluted	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703

(3) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Accounts receivable

Allowance for doubtful accounts and sales returns

	Balance at Beginning of Year	Charged to Expenses	Write-Offs and Others		Translation Adjustments	Balance at End of Year
2003	$283,791	$182,418	$	―	$(29,368)	$436,841
2004	436,841	29,297		(289,007)	19,057	196,188
2005	196,188	604,928		―	(48,634)	752,482

Inventory

Provision for loss on inventory obsolescence and slow-moving items

	Balance at Beginning of Year	Charged (Credit) to Costs	Translation Adjustments	Balance at End of Year
2003	$751,668	$(109,411)	$9,538	$651,795
2004	651,795	70,792	53,150	775,737
2005	775,737	5,403	(26,689)	754,451

Deferred income tax assets

Valuation allowance for deferred income tax assets — current

	Balance at Beginning of Year		Charged (Credit) to Costs	Translation Adjustments	Balance at End of Year
2003	$	―	$390,829	$3,781	$394,610
2004		394,610	193,573	40,306	628,489
2005		624,489	261,670	(130,941)	755,218

Valuation allowance for deferred income tax assets — non current

	Balance at Beginning of Year		Charged (Credit) to Costs	Translation Adjustments	Balance at End of Year
2003	$	―	$29,796	$288	$30,084
2004		30,084	9,445	3,090	42,619
2005		42,619	36,152	193,805	272,576

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

Signature	Title	Date

/s/ Min-Tan Yang	Director and President	March 7, 2007
Min-Tan Yang	(Principal Executive Officer)

/s/ Suang-Yi Pai	Director, Chief Financial Officer and	March 7, 2007
Suang-Yi Pai	Chairman (Principal Financial and
Accounting Officer)

/s/ Chin-Chen Huang	Director	March 7, 2007
Chin-Chen Huang

/s/ Ming-Tsung Shih	Director	March 7, 2007
Ming-Tsung, Shih

/s/ Robert Theng	Director	March 7, 2007
Robert Theng

Exhibit Index

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
3.1	Articles of Incorporation

3.2	Bylaws	Form 10-Q/A filed August 17, 2004	3.1

10.1
Acknowledgements of Loan, Loan Agreement by and between Chang Hwa Commercial Bank and Kid Castle Internet Technology Corporation and Guarantee Agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor) on March 21, 2005

10.2
Acknowledgement of Loan, Loan Agreement by and between FUHWA Bank and Kid Castle Internet Technology Corporation, and Receipt of Borrwing by and among Kid Castle Internet Technology Corporation (Borrower), Mr. Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor) and FUHWA Bank on August, 2005

10.3	Acknowledgement of Loan by International Bank of Taipei and Loan agreement by and between Kid Castle Internet Technology Corporation and International Bank of Taipei on February 2, 2005

10.4
Approval Notice and Purchase Agreement dated as of Febuary 2, 2005 by and among FCB Leasing Co., Ltd. (Seller), Kid Castle Internet Technology Corporation (Buyer), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor) and Agreement by and between FCB Leasing Co., Ltd. (Seller), Kid Castle Internet Technology Corporation (Buyer)

10.5	Purchase Agreement by and between Kid Castle Internet Technology Corporation (Seller) and Bowa Internation Leasing Corporation (Buyer), Purchase Agreement by and between Kid Castle Internet Technology Corporation (Buyer) and Bowa Internation Leasing Corporation (Seller) and Agreement by and between Kid Castle Internet Technology Corporation and Bowa Internation Leasing Corporation on November, 2004	Form 10-K filed April 15, 2005	10.10

10.6	House Lease Agreement, dated as of April 28, 2004, by and between Real Estate Co. of Shanghai China International Travel Service Co. Ltd. and Kid Castle Education Software Development Company Ltd.	Form 10-K filed April 15, 2005	10.11

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
10.7	Lease Agreement, dated as of May 21, 2004, by and between, Rei-Bi Wang (Lessor) and Kid Castle Internet Technology Corporation (Lessee)	Form 10-K filed April 15, 2005	10.14

10.8	Lease Agreement, by and between Kuan Lei Construction Ltd. (Lessor) and Kid Castle Internet Technology Corporation (Lessee) on November 1, 2004	Form 10-K filed April 15, 2005	10.17

10.9	English Summary of Lease Agreement of Warehouse by and between Jen Shan Chang and Hon Chan Lin (Lessor) and Kid Castle Internet Technology Corporation (Lessee) on November 1, 2004	Form 10-K filed April 15, 2005	10.18

10.10	English-language summary of joint venture agreement dated as of April 1, 2004, by and between Tianjin Foreign Enterprises & Experts Service Corp. and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.1

10.11	English-language summary of joint venture agreement dated as of April 28, 2004, by and among LANBEISI Education & Culture Industrial Co., Ltd, Sichuan Province Education Institutional Service Center and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.2

10.12	English-language summary of Liability Transfer Agreement dated as of March 25, 2004, by and among Higoal Development Limited, Kidcastle Internet Technologies Limited, Mr. His Ming Pai and Mr. Kuo-An Wang and Mr. Yu-En Chiu	Form 10-KSB filed March 30, 2004	10.30

14	Code of Ethics	Form 10-K filed April 15, 2005	14

21	Subsidiaries of the Company	Form 10-KSB filed March 30, 2004	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
32.1	Certifications of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kid Castle Educational Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholders
Kid Castle Educational Corporation
Taipei, Taiwan ROC

We have audited the accompanying consolidated balance sheet of Kid Castle Educational Corporation and its Subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and financial statement schedule of the Company as of and for the years ended December 31, 2004 and December 31, 2003 were audited by other independent accountants whose report dated March 31, 2005, except as to Note 2.1, Note 20. B. (x) footnote 2. and Note 23 (c) and (d) , which was dated March 7, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule appearing under Item 15(a)(3) on page 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brock Schechter & Polakoff, LLP
Brock, Schechter & Polakoff, LLP
Buffalo, New York

March 7, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of

Kid Castle Educational Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, of shareholders’ equity and of cash flows for the years ended December 31, 2004 and 2003 present fairly, in all material aspects, the financial position of Kid Castle Educational Corporation and its subsidiaries (the “Company”) at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2004 and 2003 appearing under Item 15 (a) (3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The financial statements as of and for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2.1, Note 20. B. (x) footnote 2. and Note 23 (c) and (d) to the consolidated financial statements included in the 2004 Form 10-K/A, the consolidated statement of cash flows for the year ended December 31, 2004 was restated.

/s/ Pricewaterhouse Coopers
PricewaterhouseCoopers

Taipei, Taiwan

March 31, 2005, except as to Note 2.1, Note 20. B. (x) footnote 2. and Note 23 (c) and (d) , which was dated March 7, 2007

Kid Castle Educational Corporation
Consolidated Balance Sheets

	December 31, 2005		December 31, 2004
	(Expressed in US Dollars)
ASSETS
Current assets
Cash and bank balances		$613,391	$213,564
Bank fixed deposits - pledged (Note 12)		120,813	294,331
Notes and accounts receivable, net (Notes 3 and 19)		2,593,276	2,401,904
Inventories, net (Note 4)		2,069,492	2,979,738
Other receivables (Notes 5 and 19)		223,063	337,848
Prepayments and other current assets (Note 6)		411,526	478,752
Pledged notes receivable (Note 12)		849,704	1,218,356
Deferred income tax assets (Note 7)		72,992	218,574

Total current assets		6,954,257	8,143,067
Deferred income tax assets (Note 7)		46,382	170,477
Prepaid interest in associates		―	24,165
Interest in associates (Note 8)		71,158	99,467
Property and equipment, net (Note 9)		1,808,411	2,188,092
Intangible assets, net of amortization (Note 10)		699,246	894,419
Long-term notes receivable		482,483	240,971
Pledged notes receivable (Note 12)		357,825	407,149
Other assets		563,175	613,617

Total assets		$10,982,937	$12,781,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank borrowings ― short-term and maturing within one year (Note 12)		$1,516,906	$2,632,982
Notes and accounts payable (Note 20)		1,385,478	1,506,543
Accrued expenses (Note 11)		560,733	703,407
Amounts due to officers (Note 20)		977,838	-
Other payables (Note 13)		1,057,161	283,080
Deposits received (Note 14)		462,007	498,266
Receipts in advance (Note 15)		2,353,680	2,996,558
Income tax payable (Note 7)		122,481	97,142
Obligation under capital leases due within one year	$	―	$8,659

Total current liabilities		8,436,284	8,726,637
Bank borrowings maturing after one year (Note 12)		1,640,391	1,651,825
Receipts in advance (Note 15)		1,130,207	1,124,809
Obligation under capital leases		―	―
Deposits received (Note 14)		864,196	689,530
Deferred Liability		35,416	―
Accrued pension liabilities (Note 16)		174,387	160,907

Total liabilities		12,280,881	12,353,708

Commitments and contingencies (Note 17)
Minority interest		28,627	33,791
Shareholders’ equity
Common stock, no par share (Note 18):
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at December 31, 2005 and 2004		7,669,308	7,669,308
Additional paid-in capital		194,021	194,021
Legal reserve		65,320	65,320
Accumulated deficit (Note 19)		(9,010,356)	(7,312,074)
Accumulated other comprehensive loss		(244,864)	(222,650)

Total shareholders’ equity		(1,326,571)	393,925

Total liabilities and shareholders’ equity		$10,982,937	$12,781,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004	2003
	(Expressed in US Dollars)
Operating revenue (Note 22)
Sales of goods	$7,020,532	$6,822,420	$6,438,286
Franchise income	2,289,655	2,442,746	1,767,087
Other operating revenue	922,147	463,947	386,010

net operating revenue	10,232,334	9,729,113	8,591,383

Operating costs (Note 22)
Cost of goods sold	(2,732,152)	(2,569,078)	(2,248,134)
Cost of franchising	(496,700)	(474,304)	(443,274)
Other operating costs	(582,192)	(390,176)	(330,956)

Total operating costs	(3,811,044)	(3,433,558)	(3,022,364)

Gross profit	6,421,290	6,295,555	5,569,019
Advertising costs	(91,143)	(532,015)	(406,219)
Other operating expenses	(6,588,923)	(6,546,844)	(6,607,314)

Loss from operations	(258,776)	(783,304)	(1,444,514)
Interest expenses, net (Note 12)	(236,888)	(150,704)	(279,231)
Share of profit (loss) of investments	(54,802)	(36,573)	(49,349)
Loss on write-off of an investment	―	―	(133,267)
Other non-operating income, net	(676,458)	151,981	175,204

Loss before income taxes and minority interest income	(1,226,924)	(818,600)	(1,731,157)
Income taxes (expense) benefit (Note 7)	(477,297)	(430,729)	(209,434)

Loss after income taxes	(1,704,221)	(1,249,329)	(1,940,591)
Minority interest income	5,939	(5,263)	―

Net loss	$(1,698,282)	$(1,254,592)	$(1,940,591)

Loss per share — basic and diluted	$(0.089)	$(0.066)	$(0.115)

Weighted-average shares used to compute loss per share — basic and diluted	$18,999,703	$18,999,703	$16,810,113

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Legal Reserve	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	(Expressed in US Dollars)
Balance, January1, 2003	15,074,329	4,654,880	194,021	65,320	(4,116,891)	(160,764)	636,566
Net loss for 2003	—	—	—	—	(1,940,591)	—	(1,940,591)
Cumulative translation adjustment	―	―	―	―	―	(2,406)	(2,406)

Comprehensive loss							(1,942,997)

Issuance of common stock for cash	3,592,040	2,514,428	―	―	―	―	2,514,428
Repayment of a liability by issuance of common stock	333,334	500,000	―	―	―	―	500,000

Balance, December 31, 2003	18,999,703	7,669,308	194,021	65,320	(6,057,482)	(163,170)	1,707,997
Net loss for 2004	—	—	—	—	(1,254,592)	—	(1,254,592)
Cumulative translation adjustment	―	―	―	―	―	(59,480)	(59,480)
Comprehensive loss							(1,314,072)
Balance, December 31, 2004	18,999,703	$7,669,308	$194,021	$65,320	$(7,312,074)	$(222,650)	$393,925

Net loss for 2005	—	—	—	—	(1,698,282)	—	(1,698,282)
Cumulative translation adjustment						(22,214)	(22,214)
Comprehensive loss							(1,720,496)

Balance, December 31, 2005	18,999,703	7,669,308	194,021	65,320	(9,010,356)	(244,864)	(1,326,571)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(Expressed in US Dollars)
Cash flows from operating activities
Net loss	$(1,698,282)	$(1,254,592)	$(1,940,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	299,884	203,077	176,564
Amortization of intangible assets	167,945	161,648	156,861
Allowance for sales returns	(30,220)	(75,595)	127,585
Allowance for doubtful debts	604,928	104,892	182,418
Provision (reversal of) for loss on inventory obsolescence and slow-moving items	5,403	70,792	(109,411)
Share of loss of investments in associates	―	36,573	49,349
Loss on write-off of an investment	54,802	―	133,267
Loss (gain) on disposal of property and equipment	11,363	6,879	(91)
Minority interest income	(4,089)	2,616	―
(Increase)/decrease in:
Notes and accounts receivable	(1,090,681)	65,060	(427,489)
Inventories	819,533	(599,829)	(410,659)
Other receivables	387,069	(60,977)	386,973
Prepayments and other current assets	51,907	(264,909)	(261,046)
Deferred income tax assets	261,670	381,664	165,138
Other assets	30,029	(394,070)	(52,595)
Increase/(decrease) in:
Notes and accounts payable	(70,890)	192,896	(648,923)
Accrued expenses	(127,811)	(145,690)	234,643
Other payables	(719,516)	(129 292)	(60 116)
Receipts in advance	(8,420)	(38,325)	(932,208)
Income taxes payable	29,263	47,194	43,645
Deposits received	(288,778)	129,253	451,811
Accrued pension liabilities	19,641	15,833	45,187
Net cash (used in) provided by operating activities	(1,295,250)	(1,544,902)	(2,689,688)

Cash flows from investing activities
Purchase of property and equipment	(203,030)	(321,001)	(275,899)
Proceeds from disposal of property and equipment	202,822	70,062	13,550
Net cash acquired from acquisition of subsidiary	―	79,151	―

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,
	2005		2004		2003
	(Expressed in US Dollars)
Amount due from shareholder/director		977,838		―		123,366
Prepayment of long-term investments		―		(24,131)		(59,745)
Acquisition of long-term investments		―		(103,762)		(149,239)
Bank fixed deposits — pledged		166,827		(70,152)		(53,838)
Pledged notes receivable		369,807		15,760		1,302,135
Advance to ex-CFO (Note 20 B(x)2)		(2,953,337)		(799,820)		―
Repayments of advance to ex-CFO (Note 20 B(x)2)		2,953,337		799,820		―

Net cash (used in)provided by investing activities		1,514,264		(354,073)		900,330

Cash flows from financing activities
Proceeds from bank borrowings		$3,067,111		$3,351,287		$2,718,990
Repayment of bank borrowings		(4,068,179)		(1,821,481)		(2,249,551)
Repayment of capital leases		(8,536)		(30,571)		(20,434)
(Repayment of loan) borrowings from officers/shareholders		1,271,800		(585,006)		(42,826)
Issuance of common stock		―		―		2,514,428

Net cash provided by financing activities		262,196		914,229		2,920,607

Net (decrease) increase in cash and cash equivalents		481,210		(984,746)		1,131,249
Effect of exchange rate changes on cash and cash equivalents		(81,383)		(75,413)		16,668
Cash and cash equivalents at beginning of year		213,564		1,273,723		125,806

Cash and cash equivalents at end of year		$613,391		$213,564		$1,273,723

Supplemental disclosure of cash flow information
Interest paid		$236,978		$238,225		$425,575

Income taxes paid		$177,920		$6,280		$3,160

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$	―	$	―		$58,072

Increase of long-term investments corresponding to the (decrease) of the following accounts:
Prepaid long-term investments	$	―		$(61,202)	$	―

Other receivable — related parties	$	―		$(120,422)	$	―

Write-off of an equity investment against deferred income:
Balance of an equity investment	$	―	$	―		$300,710
Balance of deferred income		―		―		(167,443)

Loss on write-off of an equity investment	$	―	$	―		$133,267

Repayment of a liability by issuance of common stock	$	―	$	―		$500,000

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

On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the shareholders of KCIT in exchange for 100 percent of the outstanding common stock of KCIT. As a result of this reorganization, KCIT became a wholly owned subsidiary of Higoal. On October 1, 2002, Kid Castle Educational Corporation (the Company), formerly King Ball International Technology Limited Corporation entered into an exchange agreement with Higoal whereby the Company issued to the shareholders of Higoal 11,880,000 shares of common stock of the Company in exchange for 100 percent of the issued and fully paid up capital of Higoal.

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

In July 2003, KCES entered into an agreement with 21” Century Publishing House to incorporate Jiangxi 21st CenturyKid Castle Culture Media Co., Ltd (Culture Media). It was agreed that KCES and 21st CenturyPublishing House each owned 50 percent ownership and that each party contributed RMB$1 million for the incorporation. On July 2, 2004, KCES acquired additional 40 percent of Culture Media’s ownership from 21st Century Publishing House. KCES now owns 90 percent of Culture Media.

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

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

For the purpose of preparing the Group’s consolidated financial statements, the statement of operations of KCES prepared in RMB have been translated at the average exchange rates of NT$3.926 = RMB1.00 (2004:NT$4.037:RMB1.00;2003: NT$4.153 = RMB1.00) and the balance sheet expressed in RMB have been translated at the exchange rate of NT$4.069 = RMB 1.00 (December 31, 2004:NT$3.831=RMB1:00;December 31, 2003: NT$4.112 = RMB1.00) ruling as of December 31, 2005. Translation adjustments are included as a component of shareholders’ equity.

For presentation of the Group’s consolidated financial statements, the consolidated statement of operations and consolidated statement of cash flows of Higoal prepared in NT$ have been translated at the average exchange rate of US$1.00 = NT$32.167 (2004:US$1:00 = NT$33.42;2003: US$1.00 = NT$34.44; 2002: US$1.00 = NT$34.50) and the consolidate balance sheet of Higoal expressed in NT$ have been translated at the exchange rate of US$1.00 = NT$32.835 (December 31, 2004:US$1:00 = NT$31.71;December 31, 2003: US$1.00 =NT$34.11; December 31, 2002: US$1.00 =NT$34.60) ruling as of December 31, 2005. Translation adjustments are included as a component of shareholders’ equity.

Revenue Recognition

Sales of books, magazines, audiotapes, video tapes, compact discs and other merchandise are recognised as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Provision is made for expected future sales returns and discounts when revenue is recognized.

Franchise income is recognized on a straight-line basis over the terms of the relevant franchise agreements.

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

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2005, 2004, and 2003 because of the relatively short-term maturity of these instruments.

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to potential common shares. For the years ended December 31, 2005, 2004, and 2003, the Group did not have any potential common shares.

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”(“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the, statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ .disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ended after December 15, 2003. The Company adopted this Statement for the years ended December 31, 2004 and 2005.

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

NOTE 3 — NOTES AND ACCOUNTS RECEIVABLE

	December 31, 2005	December 31, 2004

Accounts receivable
— Third parties	$2,944,574	$2,420,647
— Related parties (Note19 B(vi))	401,184	177,445

Total	3,345,758	2,598,092
Less: Allowance for doubtful accounts and sales returns (Note)	(752,482)	(196,188)

Notes and accounts receivable, net	$2,593,276	$2,401,904

Note: The total for allowance for doubtful accounts and sales returns for the year ended December 31, 2005 amounted to US$752,482. Of this total, the allowance for sales return was US$27,272, and allowance for doubtful accounts was US$725,210. The allowance for sales returns in the amount of US$27,272 is calculated based on historical operations in the ROC. Allowance for doubtful accounts in the amount of US$725,210 includes US$663,161 attributable to a Shanghai Wonderland which was having difficulty paying its debts in third fiscal quarter of 2005 and the balance of US$62,049 is attributable to other debtors of the Company. The estimate of allowance for doubtful debt is made based on a percentage ageing analysis, whereby 100% of overdue receivables in our ROC operations exceeding 365 days would be recognized as a doubtful account. Allowance for doubtful accounts in our operations in the PRC region are recognized in two categories with varying percentages based on the number of days overdue. The categories are (1) overdue between 181 and 365 days, the customers have been analyzed the financial factor individually which are revised of 10% to 80%, and (2) overdue exceeding 365 days which are revised at 100%.

NOTE 4 —INVENTORIES

	December 31, 2005	December 31, 2004

Work in progress	$127,001	$99,610
Finished goods and other merchandise	2,696,942	3,655,865

	2,823,943	3,755,475
Less: Allowance for obsolete inventories	(754,451)	(775,737)

	$2,069,492	$2,979,738

NOTE 5 —OTHER RECEIVABLES

	December 31, 2005	December 31, 2004

Tax paid on behalf of landlord	$2,013	$1,575
Advances to staff	125,590	74,396
Penalties receivable	—	—
Grants from Market Information Center	—	29,959
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note i)	368,528	87,082
Bank pledged deposits	—	—
Other receivables	86,141	114,900
Less : Allow for doubtful accounts	(368,528)	—

	213,744	307,912
Other receivables — related parties (Note 20 B(vii))	9,319	29,936

	$223,063	$337,848

Note:

(i)
Shanghai Wonderland was a distributor of the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000),RMB$500,000(approximately$60,000) and RMB$2,500,000 (approximately $310,000) for operations in December 2003, July 2005 and August 2005, respectively. The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005As of December 31, 2005, Shanghai Wonderland still owes the Group a balance of RMB$3,000,000(approximately $368,528) . Such sum has now been itemized and recorded as "allowance for doubtful accounts" compared to its prior recognition as "Other receivables".

NOTE 6 - PREPAYMENTS AND OTHER CURRENT ASSETS

	December 31, 2005	December 31, 2004

Prepayments	$399,659	$159,929
Temporary payments	11,038	—
Tax recoverable	—	34,851
Prepaid interest	—	1,064
Others	829	17,685

	411,526	213,529
Prepayments - related parties (Note I9B(viii))	—	265,223

	$411,526	$478,752

NOTE 7 -INCOME TAXES

The income taxes of the Group are substantially attributable to the operations in Taiwan and the PRC whose statutory tax rates are 25 percent and 15 percent, respectively.

	Years Ended December 31,
	2005	2004	2003

Income taxes expense (benefit) consisted of:
Income taxes (benefit)	$232,086	$9,186	$651
Deferred income taxes	208,343	381,665	165,138
Tax on undistributed earnings (Note 19)	36,868	39,878	43,645

	$477,297	$430,729	$209,434

The principal differences between taxes on income computed at the applicable statutory income tax rate in Taiwan and recorded income tax (benefit) expense are as follows:

	Years Ended December 31,
	2005	2004	2003

Income taxes (benefit) expense calculated on applicable statutory tax rates	$(67,397)	$(265,709)	$(432,789)
Lower effective income tax rates of other countries	97,185	114,107	113,962
Valuation allowance	353,705	476,929	424,275
Non-taxable income	—	(54,431)	(18,720)
Non-deductible expenses	56,936	119,955	79,061
Tax on undistributed earnings	36,868	39,878	43,645

Income taxes expense (benefit) as recorded in statement of operations	$477,297	$430,729	$209,434

Significant components of the estimated deferred income tax assets as of December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004

Deferred income tax assets - current assets
Allowance for sales returns and discounts	$11,606	$19,161
Allowance for doubtful debts	23,251	34,438
Allowance for obsolete inventories	243,383	243,494
Web site design costs	—	1,782
Pre-operating expenses	—	15,711
Future benefit of tax losses	378,546	378,546
Others	171,424	153,931

	828,210	847,063
Less: Valuation allowance	(755,218)	(628,489)

	$72,992	$218,574

Deferred income tax assets - non-current assets
Provision for pension fund	56,099	52,295
Amortization of intangible assets	223,161	139,188
Provision for diminution in value of long-term investment	39,698	21,613

	318,958	213,096
Less: Valuation allowance	(272,576)	(42,619)

	$46,382	$170,477

Total deferred income tax assets	$119,374	$389,051

At December 31, 2005, KCESD have net operating losses of approximately US$997,982, available to be carried forward to offset future taxable income which will expire in 2007.

The Company’s net operating loss carry forwards to offset future taxable income is insignificant.

NOTE 8 -INTEREST IN ASSOCIATES

	December 31, 2005	December 31, 2004

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$92,942	$90,620
Share of loss	(40,803)	(32,752)

	$52,139	$57,868

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$86,746	$60,413
Share of loss	(80,360)	(40,886)

	$6,386	$19,527

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”) (Note (iii))
Investment cost	$44,612	$43,498
Share of loss	(31,979)	(21,426)

	$12,633	$22,072

	$71,158	$99,467

Note:

(i)
In October 2003, the Group obtained the government’s approval to co-found Education Center with 21St Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB$1,500,000, and KCES and 21St Century Publishing House each owns 50 percent of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the years ended December 31, 2005 and 2004, the Group recognized an investment loss, accounted for under the equity method, in Education Center of $7,103 and 7,471 respectively.

(ii)
On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50 percent interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, 2005 and 2004, the Group recognized an investment loss of $37,846 and 40,886 respectively, accounted for under the equity method, in Tianjin Consulting.

(iii)
On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd. in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45 percent, 45 percent and 10 percent interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, For the years ended December 31, 2005 and 2004, the Group recognized an investment loss accounted for under the equity method in Lanbeisi of $9,853 and 21,246 respectively.

NOTE 9 —PROPERTY AND EQUIPMENT

	December 31, 2005	December 31, 2004

Freehold land	$559,477	$579,326
Buildings	913,659	946,074
Furniture and fixtures	823,599	812,885
Transportation equipment	85,904	259,076
Miscellaneous equipment	225,250	225,234

	2,607,889	2,822,595
Less: Accumulated depreciation	(799,478)	(634,503)

	$1,808,411	$2,188,092

The land and buildings at 8th floor, No. 98 Min Chuan Road, Hsin-Tien City, Taipei City, Taiwan, with carrying cost of $1,473,136 and $1,437,799 as of December 31, 2005 and 2004, respectively, purchased from a director are pledged to a bank to secure a bank loan (Note 12(iv)) granted in December 2003.

Depreciation charged to the operations was $299,884, $203,077 and$176,564 for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 10 — INTANGIBLE ASSETS

	December 31, 2005	December 31, 2004

Gross carrying amount
Franchise	$1,036,178	$1,072,939
Copyrights	609,106	630,716

	1,645,284	1,703,655

Less: Accumulated amortization
Franchise	(595,802)	(509,646)
Copyrights	(350,236)	(299,590)

	(946,038)	(809,236)

	$699,246	$894,419

Amortization charged to operations was $167,945, $161,648 and $156,861 for the years ended December 31, 2005, 2004, and 2003, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2006	$164,528
2007	164,528
2008	164,528
2009	164,528
2010	41,134

$699,246

NOTE 11 —ACCRUED EXPENSES

	December 31, 2005	December 31, 2004

Accrued compensation	$195,489	$305,599
Accrued commission	—	46,610
Accrued professional fee	196,766	153,867
Accrued production cost	47,944	13,788
Accrued value-add-in tax	—	30,969
Accrued advertising cost	—	—
Others	120,534	152,574

	$560,733	$703,407

NOTE 12 —BORROWINGS

	Notes		December 31, 2005	December 31, 2004

Bank term loans	(i	)	$564,704	$945,932
Short-term unsecured bank loans	(ii	)	539,583	725,323
Mid-term loan	(iii	)	586,436	1,130,827
Mid-term secured bank loan	(iv	)	1,466,574	1,482,725

			3,157,297	4,284,807

Less: Balances maturing within one year included in current liabilities Bank term loans			145,042	721,896
Short-term unsecured bank loans			539,583	725,323
Mid-term loans			586,436	726,720
Mid-term secured bank loan			245,845	459,043

			1,516,906	2,632,982

Bank borrowings maturing after one year			$1,640,391	$1,651,825

Notes:

(i)
The balance represents discounting notes receivable loans with the bank using post-dated checks totaling $873,215 and $1,625,505 received from franchises and also collateralized by the Group’s bank deposits of $46,456 and $57,813 as of December 31, 2005 and 2004, respectively. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, and was extended on March 21, 2005. The weighted average interest rates were 5.83 percent and 5.79 percent per annum as of December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005 and 2004, the interest expenses charged to operations amounted to $50,225 and $42,213, respectively.

(ii)
In March 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553, which is guaranteed by two directors and shareholders of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1.65 percent per annum and is due and payable in February 2006. The applicable interest rate is approximately 5.45 percent per annum as of December 31, 2005.

In August 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553, which was collateralized by the KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of loan balance, and guaranteed by two directors and shareholders of the Group. The loan bears interest at the Taiwan basic borrowing rate Plus 1.3 percent per annum, for the year 2005, and be due and payable in February 2006 and was collateralized by notes receivables in the amount approximating the loan balance. The applicable interest rate is approximately 5.1 percent per annum as of December 31, 2005.

For the years ended December 31, 2005 and 2004, the interest expense charged to operations from the above three unsecured short-term loans amounted to $24,653 and-$28,887, respectively.

(iii)
In June 2005, KCIT obtained a loan of $609,106 from a financial institution, which bore interest at 5 percent per annum and was repayable in 18 equal monthly installments, to finance the Group’s operations. The last installment was due on December 13, 2006. As of December 31, 2005, the loan was collateralized by the KCIT’s refundable deposits of $121,821and notes receivables approximating 20% of loan balance, and the Group repaid $196,709

In November 2004, KCIT signed a loan contract with a new financial institution to obtain a loan of $630,716, which is guaranteed by two directors and shareholders of the Group. The loan bears interest at 5.26 percent per annum as of December 31, 2005 and 2004, and is repayable in 18 monthly installments, for the purpose of financing operations. The last installment will be due on May 10, 2006. As of December 31, 2005, the loan was collateralized by the KCIT’s refundable deposits of $152,277, and the Group repaid $435,067.

For the years ended December 31, 2005 and 2004, the interest expenses charged to operations from loans of financial institutions amounted to $32,146 and $40,452, respectively.

(iv)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2005 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69 percent between annum, for the year 2005 to 2007, and plus 1.69 percent from the annum for the year 2008. On August 10, 2005, the bank extended the term of the loan and the Group agreed to repay the loan, which is now repayable in 84 equal monthly installments starting August 10, 2012. As of December 31, 2005, the applicable interest rate is approximately 2.6 percent, the Group repaid $17,405.

In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6 percent per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008, was collateralized by notes receivables approximating 30 percent of the loan balance, and guaranteed by two directors of the Group. As of December 31, 2005, the Group repaid $117,094.

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 3.7 percent per annum, and is repayable in 60 equal monthly installments. The last installment will be due on August 10, 2010, and guaranteed by two directors of the Group. As of December 31, 2005, the Group repaid $13,059.

For the years ended December 31, 2005 and 2004, the interest expenses charged to operations from the aforementioned loans amounted to $69,573 and $62,112, respectively.

NOTE 13 OTHER PAYABLES

As of December 31, 2005, the balance of other payables was $1,057,161, and included the short-term loans of an annum interest rate of 7% from third parties, Olympic and Shih, of $347,636 and 60,089, respectively. As discussed in Note 20(X). 1 note 1.

NOTE 14 — DEPOSITS RECEIVED

	December 31, 2005	December 31, 2004

Deposits received	$1,326,203	$1,187,796
Less: Amount refundable within one year included in current liabilities	(462,007)	(498,266)

Amount due after one year	$864,196	$689,530

The balance represents deposits received from franchises for their due performance under the franchise agreements. The deposits are refundable to franchises upon expiration of the franchise agreements, usually within a three-year period for operations in Taiwan and within five-year period for operations in PRC.

NOTE 15 —RECEIPTS IN ADVANCE

	Notes		December 31, 2005	December 31, 2004

Current liabilities:
Sales deposits received	(i	)	$682,553	$565,053
Franchise income received	(ii	)	1,391,625	1,906,286
Subscription fees received	(iii	)	234,342	435,635
Other			45,160	89,584

			2,353,680	2,996,558

Long-term liabilities:
Franchise income received	(ii	)	1,130,207	1,124,809
Other			—	—

			1,130,207	1,124,809

			$3,483,887	$4,121,367

Notes:

(i)	The balance represents receipts in advance from customers for goods to be sold to them.

(ii)
The balance represents franchise income received in advance which is attributable to the periods after the respective year end date in which the Group is obliged to provide training to teachers of the franchises and marketing material and to sell course material at the agreed price in the franchise agreements.

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

The net periodic pension cost is as follows:

	Years Ended December 31,
	2005	2004	2003

Service cost	$24,995	$61,550	$53,252
Interest cost	9,575	6,912	4,501
Actual return on plan assets	(3,295)	(1,466)	—
Amortization of unrecognized loss	870	1,287	958

Net periodic pension cost	$32,145	$68,283	$58,711

The net pension amount recognized in the consolidated balance sheet as at December 31, 2005, and 2004, the measurement dates, is as follows:

	December 31, 2005	December 31, 2004

Accumulated benefit obligation at end of year	$255,931	$188,773

Projected benefit obligation at beginning of year	277,862	193,668
Translation reserve	(3,948)	18,216
Service cost on benefits earned during the period	24,995	61,550
Member contributions	—	—
Interest cost	9,575	6,912
Actuarial (gain)/loss	45,141	(2,484)
Benefits paid	—	—

Projected benefit obligation at end of year	$353,625	$277,862

Changes in plan assets are as follows:

	December 31, 2005	December 31, 2004

Fair value of plan assets at beginning of year	$71,512	$13,655
Translation reserve	(1,019)	3,942
Actual return on plan assets	98	1,466
Employer contribution	12,757	52,449
Employee contribution	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$83,348	$71,512

Funded status	$(264,776)	$(206,350)
Unrecognized net transition amount	—	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial (gain)/loss	90,389	45,443

Net amount recognized	$(174,387)	$(160,907)

As of December 31, 2005 and 2004, the asset category of the plan assets consisted of cash contributions deposited with Central Trust of China.

Actuarial assumptions used:

	December 31, 2005	December 31, 2004

Discount rate	3.50%	3.50%
Salary increase rate	2.00%	2.00%
Expected return on plan assets	2.50%	3.50%

Under the Plan, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follow:

Years ended December 31,
2006	$—
2007	—
2008	—
2009	—
2010	—
Years 2011 to 2015	$29,969

$29,969

In addition, the estimated contribution to be paid to the Plan in 2006 by the Group is $29,292.

The Group also makes defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by the Company for the years ended December 31, 2005, 2004, and 2003 amounted to $51,007, $83,176, and $72,775, respectively.

NOTE 17 —COMMITMENTS AND CONTINGENCIES

A. Lease Commitment

During the years ended December 31, 2005, 2004, and 2003, the Company incurred lease expenses amounting to $491,909, $198,478, and $284,259, respectively. As of December 31, 2005, the Company’s future minimum lease payments under non-cancellable operating leases expiring in excess of one year are as follows:

Years ended December 31,
2006	$252,170
2007	224,791
2008	211,238
2009	137,536
2010	$107,044

$932,779

B. Going Concern

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As the Group is aggressively expanding its business in the PRC and the Group’s PRC operation is still in an emerging stage and has not turned profitable, the Group has suffered recurring losses from operations and has a net capital deficiency. The above conditions raise substantial doubt about the Group’s ability to continue as a going concern. Moreover, management expects that it will be necessary to raise capital in 2006 to fund operations. The financial statements do no include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 18 —COMMON STOCK

Pursuant to an exchange agreement effective on October 1, 2002, the Company issued to the shareholders of Higoal 11,880,000 authorized but unissued shares of common stock of the Company in exchange of 100 percent of the issued and fully paid up capital of Higoal.

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

As of December 31, 2004, the Company was authorized to issue 25,000,000 shares of common stock with no par value. And as of December 31, 2005, 2004, and 2003, the total issued and outstanding shares were 18,999,703, 18,999,703, and 18,999,703 shares, respectively.

NOTE 19 — RESTRICTIONS ON RETAINED EARNINGS

In accordance with the regulations of the countries where KCIT, KCES, and Culture Media, the Group’s wholly-owned subsidiaries, were incorporated, certain restriction on these subsidiaries’ retained earnings are described as follows:

A. KCIT

Legal reserve

According to the Taiwan Company Law, the annual net income should be used initially to cover any accumulated deficit; thereafter 10 percent of the annual net income should be set aside as legal reserve until legal reserve has reached 100 percent of contributed capital. Under the Taiwan Company Law, the legal reserve shall be exclusively used to cover accumulated deficit or, if the balance of reserve exceeds 50 percent of contributed capital, to increase capital not exceeding 50 percent of reserve balance and shall not be used for any other purpose.

As of December 31, 2005, 2004, and 2003, the balance of legal reserve as shown on the consolidated statement of shareholders’ equity are $65,320, $65,320, and $65,320, respectively, based on the local statutory financial statements of the subsidiary.

Undistributed earnings

In accordance with the subsidiary’s Articles of Incorporation, the annual net income should be used initially to cover income tax and any accumulated deficit; 10 percent of the annual net income should be set aside as legal reserve. Thereafter, the board of directors may propose and the shareholders may approve the distribution of the remaining earnings.

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

NOTE 20 — RELATED PARTY TRANSACTIONS

A. Names of related parties and relationship with the Company are as follows:

Names of related parties	Relationship with the Company

Mr. Kuo-An Wang	He is a shareholder. In October 2005, he resigned as chairman of the board of directors, president and chief executive officer of the Company.
Mr. Yu-En Chiu	He is a shareholder. On June 1, 2006, he resigned as vice chairman and director of the board of directors. Mr. Chiu remains to be the Chairman of PRC operation.
Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005.
Mr. Suang-Yi Pai	Director of the board of directors and appointed as chairman of the board since November 2, 2005.
Kid Castle Enterprises Limited (“KCE”)	Its two directors and shareholders are Mr. Kuo-An Wang and Mr. Yu-En Chiu.
Chevady Culture Enterprise Limited (‘CCE”)	Its chairman of the board of directors is Mr. Kuo-An Wang
Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei City Private Kid Castle Preschool (“TCP Kid Castle”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Kid’s Castle Yin Cyun Preschool(“TCP Yin Cyun”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Yin Cyun Language & Computer School(“Yin Chyn Language”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
21st Century Publishing House (“Publishing House”)	A joint venture partner (third-party after July 2004).
Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.
21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.
Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”)	An investment accounted for under the equity method.
Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method.

B. Significant transactions and balances with related parties are as follows:

	Years Ended December 31,
	2005	2004	2003

(i)Sales to:
— PKC Language	$8,763	$13,290	$15,484
— TCP PKC	8,763	13,290	15,485
— TCP Chevady	9,070	14,151	18,922
— TCP Chung-hua	20,267	17,310	26,775
— TCP Wonderland	9,070	14,151	18,922
— TCP Kid Castle	8,618	16,402	26,861
— TCP Yin Cyun	101,977	—	—
— Yin Chyn Language	107,171	—	—
— Publishing House	—	—	157,030
— Education Center	26,090	10,335	8,637
— Tianjin Consulting	20,151	10,823	—
— Lanbeisi	47,896	20,057	—

	$367,836	$129,809	$288,116

(ii) Rental income from:
KCE	$—	$—	$1,742
CCE	1,399	1,795	1,742

	$1,399	$1,795	$3,484

(iii) Franchise income
PKC Language	$—	$627	$—
TCP PKC	—	627	—
TCP Chevady	3,621	4,374	3,478
TCP Chung-hua	—	1,781	—
TCP Wonderland	3,621	4,374	3,478
TCP Kid Castle	7,269	8,649	—
TCP Yin Cyun	11,168	—	—
Yin Chyn Language	13,655	—	—
Education Center	8,362	—	—
Tianjin Consulting	3,316	—	—
Lanbeisi	1,264	—	—
	$52,276	$20,432	$6,956

(iv) Purchase
Publishing House	$—	$453,766	$507,136

(v)	The two directors, Mr. Kuo-An Wang and Yu-En Chiu, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 - Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(vi)	Accounts and notes receivable — related parties:

Name of Related Parties	December 31, 2005	December 31, 2004

— PKC Language	$26,147	$16,772
— TCP PKC	52,294	16,772
— TCP Chung-hua	53,665	27,506
— TCP Chevady	48,685	24,431
— TCP Wonderland	48,685	24,431
— TCP Kid Castle	58,172	31,586
— TCP Yin Cyun	33,585	—
— Yin Chyn Language	41,133	—
— Publishing House	—	—
— Education Center	—	726
— Tianjin Consulting	20,826	15,746
— Lanbeisi	17,992	19,475

	$401,184	$177,445

(vii)	Other receivables — related parties:

Name of Related Parties	December 31, 2005	December 31, 2004

Publishing House (Note 1)	$—	$13,781
Education Center (Note 2)	—	268
Tianjin Consulting (Note 3)	15	6,825
Lanbeisi (Note 4)	9,304	9,062

	$9,319	$29,936

Note:

1.
As of December 31, 2003, the amount due from Publishing House consisted primarily of the remaining amount due under a loan of RMB$1,000,000 (approximately $120,000 from the Group to Publishing House for the incorporation of Culture Media). The loan is unsecured and bears no interest. Pursuant to the terms of the loan, Publishing House was obligated to repay the loan on or before June 27, 2004 or it would be required to transfer its 40 percent ownership interest in Culture Media to the Group. On July 2, 2004, as Publishing House did not repay the loan, the Group decided to take over 40 percent ownership from Publishing House. In so doing, the Group’s ownership in Culture Media increased to 90 percent, and Culture Media has become a consolidated entity as of December 31, 2004.

2.
Education Center was founded in October 2003. The amount due from this related party is mainly inventory purchases paid by the Group on behalf of Education Center. The amount due has no fixed repayment term and bears no interest.

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

(viii)	Prepayments and other current assets

Name of Related Parties	December 31, 2005	December 31, 2004

Prepayment to Publishing House	$—	$265,223

	$—	$265,223

Prepayments to Publishing House are mainly for inventory ordered by Culture Media. According to each contract signed with Publishing House, Culture Media has to prepay a certain percentage of inventories purchased upon the effectiveness of the contracts. The remaining payments will be made three months after the initial payment.

(ix)	Accounts payable — related parties:

Name of Related Parties	December 31, 2005	December 31, 2004

Prepayment to Publishing House	$—	$265,077

	$—	$265,077

(x)	Significant transactions and balances with related parties are as follows:

1. Amount due to officers/directors:

Name of Related Parties	December 31, 2005	December 31, 2004

Mr. Kuo-An Wang	$60,911	$—

Mr. Min-Tan Yang (note 1)	$840,789	$—

Mr. Suang-Yi Pai	$76,138	$—

	$977,838	$—

Note 1. In the fourth quarter of 2005, Mr. Yang loaned $1,050,000 to the Company, and third parties, Olympic Well International Ltd.(“Olympic”) and Chen-Chen Shih (“Shih”), procured by Mr. Pai loaned $690,000 and $60,089, respectively. The loans were treated as short-term loans, due in three months, with a per annum interest rate of 7%. A portion of the loan made by Olympic in the amount of US$342,364 was assigned to Mr. Pai on or about December 30, 2005. That amount, along with $209,211 which was owed Mr. Yang were forgiven in exchange for the Company’s forgiveness of Mr. Chiu’s debt to the Company of the amount of $551,575 (NT$18,500,000, the currency has been translated at the exchange rates at the time of the loans) at the end of 2005. Outstanding loans of $347,636 (Olympic), $60,089 (Shih) are recorded as other payables, and $840,789 due to Mr. Yang was recorded as related parties.

2. Amount due from ex-CFO:

During the year ended December 31, 2004, certain inappropriate withdrawals and subsequent repayments by the Company’s then Chief Financial Officer Yu-En Chiu have been recognized in the Consolidated Statements of Cash Flows as short term non-interest bearing advances to Mr. Chiu. Mr. Chiu made cash repayments and withdrawals to and from the Company on an intermittent basis during the year. During the year ended December 31, 2004, the highest balance of the advances to Mr. Yu-En Chiu was $328,546. As of December 31, 2004, Mr. Yu-En Chiu had repaid all outstanding advances to the Company.

However, he initiated further withdrawals on January 13, 2005. During 2005, the total amount of withdrawals was NT$95,000,000($2,953,337), and as of December 31, 2005, the highest balance of the deemed loan to Mr. Chiu at any time was NT$21,660,000($673,361). Mr. Chiu had repaid all such withdrawals to the Company and the amount due from officers was nil. The circumstances surrounding Mr. Chiu’s fund misappropriation is more fully described in our June 23, 2006 Form 8-K. (The currency in 8-K’s disclosure have been translated from New Taiwan Dollars to US dollars based on an exchange rate of US$1 = NT$33.42.)

NOTE 21 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash, trade notes receivable and accounts receivable. The Group’s cash are deposited with various financial institutions in the ROC and the PRC. The Group offers credit terms on the sale of its products to certain customers. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

The Company maintains an allowance for uncollectible notes receivable and accounts receivable based upon the expected collectability of all notes receivable and accounts receivable.

In addition to cash, notes receivable and accounts receivable, the Company’s financial instruments include notes payable and accounts payable, which are carried at cost, which approximates the fair value because of the short-term maturity of these instruments.

No individual customer of the Group accounted for more than 10 percent of operating revenues for the years ended December 31, 2005, 2004, and 2003. However, one major customer accounted for approximately 22 percent and 23 percent of notes (including current and long-term notes receivable) and accounts receivable as of December 31, 2005 and 2004, and none accounted for more than 10 percent of notes and accounts receivable as of December 31, 2003.

NOTE 22 — GEOGRAPHIC SEGMENTS

The Group is principally engaged in the business of children education focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographical segments is as follows:

A. For the year ended December 31, 2005

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$7,200,347	$3,017,811	$10,218,158	$14,176	$—	$10,232,334
Inter-segment revenue	4,936	—	4,936	—	(4,936)	—

	$7,205,283	$3,017,811	$10,223,094	$14,176	$(4,936)	$10,232,334

DEPRECIATION AND AMORTIZATION	$385,246	$82,583	$467,829	$—	$—	467,829

SEGMENT RESULTS
Profit (loss) form operations	$1,034,241	$(997,982)	$36,259	$(295,035)	$—	$(258,776)
Interest income	8,608	1,107	9,715	5,172	—	14,887
Interest expenses	(225,378)	(6,676)	(232,054)	(19,721)	—	(251,775)
Share of profit of associates	—	(54,802)	(54,802)	—	—	(54,802)
Other non-operating income (loss), net	(629,904)	(7,718)	(637,622)	(128)	(38,708)	(676,458)

Profit (loss) before income taxes	$187,567	$(1,066,071)	$(878,504)	$(309,712)	$(38,708)	$(1,226,924)
Income taxes	(400,290)	(76,307)	(476,597)	(700)		(477,297)
Minority interest income	—	5,939	5,939	—	—	5,939

Net income (loss)	$(212,723)	$(1,136,439)	$(1,349,162)	$(310,412)	$(38,708)	$(1,698,282)

Capital expenditures	$162,136	$40,894	$203,030	$—	$—	$203,030

	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005

Total assets	$8,503,513	$2,311,798	$10,815,311	$299,141	$(131,515)	$10,982,937

B. For the year ended December 31, 2004

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$7,330,039	$2,342,423	$9,672,462	$56,651	$—	$9,729,113
Inter-segment revenue	451,750	61,879	513,629	—	(513,629)	—

	$7,781,789	$2,404,302	$10,186,091	$56,651	$(513,629)	$9,729,113

DEPRECIATION AND AMORTIZATION	$317,053	$47,672	$364,725	$—	$—	$364,725

SEGMENT RESULTS
Profit (loss) form operations	$630,946	$(1,073,998)	$(443,052)	$(376,160)	$35,908	$(783,304)
Interest income	24,681	1,168	25,849	2,001	(3,981)	23,869
Interest expenses	(176,085)	—	(176,085)	(2,469)	3,981	(174,573)
Share of profit of associates	—	(36,573)	(36,573)	—	—	(36,573)
Other non-operating income (loss), net	89,485	(18,436)	71,049	18,461	62,471	151,981

Profit (loss) before income taxes	569,027	(1,127,839)	(558,812)	(358,167)	98,379	(818,600)
Income taxes	(313,597)	(115,910)	(429,507)	(1,222)	—	(430,729)
Minority interest income	—	(5,263)	(5,263)	—	—	(5,263)

Net income (loss)	$255,430	$(1,249,012)	$(993,582)	$(359,389)	98,379	$(1,254,592)

Capital expenditures	$134,210	$186,928	$321,138	$—	$—	$321,138

	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005

Total assets	$10,313,287	$2,827,431	$13,140,718	$30,225	$(389,519)	$12,781,424

C. For the year ended December 31, 2003

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$7,507,683	$1,083,700	$8,591,383	$—	$—	$8,591,383
Inter-segment revenue	202,001	—	202,001	—	(202,001)	—

	$7,709,684	$1,083,700	$8,793,384	$—	$(202,001)	$8,591,383

DEPRECIATION AND AMORTIZATION	$285,635	$47,790	$333,425	$—	$—	$333,425

SEGMENT RESULTS
Profit (loss) form operations	$157,153	$(1,071,371)	$(914,218)	$(522,488)	$(7,808)	$(1,444,514)
Interest income	60,108	—	60,108	729	—	60,837
Interest expenses	(184,154)	—	(184,154)	(155,914)	—	(340,068)
Share of profit of associates	—	(49,349)	(49,349)	—	—	(49,349)
Loss on write-off of an investment	—	(133,267)	(133,267)	—	—	(133,267)
Other non-operating income (loss), net	163,948	(1,208)	162,740	2,545	9,919	175,204

Profit (loss) before income taxes	197,055	(1,255,195)	(1,058,140)	(675,128)	2,111	(1,731,157)
Income taxes	(102,158)	(106,625)	(208,783)	(651)	—	(209,434)

Net income (loss)	$94,897	$(1,361,820)	$(1,266,923)	$(675,779)	$2,111	$(1,940,591)

Capital expenditures	$170,981	$104,918	$275,899	$—	$—	$275,899

	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005

Total assets	$10,614,292	$2,053,029	$12,667,321	$7,487	$(132,592)	$12,542,216

NOTE 23 — SUBSEQUENT EVENT

(a).
On June 1, 2006 Mr. Yu-En Chiu resigned as Chief Financial Officer and a Director of the Company following the disclosure of inappropriate cash withdrawals by Mr. Chiu. For the best interest of the Company, Mr. Chiu was retained, on a short term basis, as the Chairman of the Company’s PRC operations because of his expert knowledge of the Company’s operations, products and market in the PRC. At the same time the Company redesigned its internal control structure to centralize the treasury function so that the Company ensured Mr. Chiu did not have access to the Company’s funds or authority over the Company’s accounting or financing matters. On December 29, 2006, the Company’s management notified Mr. Chiu that the termination of his employment with the Company would be effective at February 28, 2007.

(b).
As of December 28, 2006, the Company, Mr. Pai and Mr. Yang have agreed to convert a portion of outstanding loans to stock at a conversion price of $0.15 per share and to issue promissory notes for the remaining amount. The promissory notes are due in one year and have an annual interest rate of 7%. As of December 31, 2005, certain outstanding loans payable by the Company amount to $1,248,514, of which $347,636 was due to Olympic $60,089 was due to Shih, and $840,789 was due to Mr. Yang. The maturity dates of the loans were extended in February, May and August 2006. As of July 31, 2006, the remaining debt owed by the Company to Olympic and Shih was assigned to Mr. Pai pursuant to Assignment Agreements dated as of August 1, 2006. For further information please refer to Item 1.01 of Form 8-K filed on January 4, 2007.