Form 10-Q
period 2006-03-31
KID CASTLE EDUCATIONAL CORP
filed 2007-04-26
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-39629

KID CASTLE EDUCATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)

Florida	59-2549529
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8th Floor, No. 98 Min Chuan Road, Hsien Tien Taipei, Taiwan ROC
(Address of principal executive offices)

011-886-22218 5996
(Registrant’s telephone number, including area code)
NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                Accelerated Filer ☐                       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No ☒

As of March 31, 2006, there were 18,999,703 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
	Item 1. Unaudited Condensed Consolidated Financial Statements	2
	a) Condensed Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005	2-3
	b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005	4
	c) Condensed Consolidated Statements of Stockholders’ Equity	5
	d) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005	6-7
	e) Notes to Condensed Consolidated Financial Statements	8-24
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
	Item 4. Controls and Procedures	35
PART II.	OTHER INFORMATION
	Item 1. Legal Proceedings	36
	Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36
	Item 3. Defaults upon Senior Securities	36
	Item 4. Submission of Matters to a Vote of Security Holders	36
	Item 5. Other Information	36
	Item 6 Exhibits and Reports on Form 8-K	37
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets
(Unaudited)
(Expressed in US Dollars)
ASSETS	March 31, 2006	December 31, 2005

Current assets
Cash and bank balances	$888,269	$613,391
Bank fixed deposits - pledged (Note11)	75,450	120,813
Notes and accounts receivable, net (Notes 5)	2,537,982	2,593,276
Inventories, net (Note 6)	1,658,229	2,069,492
Other receivables (Notes 7)	317,049	223,063
Prepayments and other current assets (Note 8)	704,345	411,526
Pledged notes receivable (Note11)	992,274	849,704
Deferred income tax assets	77,630	72,992
Total current assets	7,251,228	6,954,257
Deferred income tax assets	71,059	46,382
Long-term investments (Note 9)	62,998	71,158
Property and equipment, net	1,798,411	1,808,411
Intangible assets, net of amortization (Note 11)	665,716	699,246
Long-term notes receivable	898,885	482,483
Pledged notes receivable (Note 12)	74,902	357,825
Other assets	368,983	563,175
Total assets	$11,192,182	$10,982,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 12)	$1,393,674	$1,516,906
Notes and accounts payable	1,441,303	1,385,478
Accrued expenses	835,978	560,733
Amounts due to stockholders/officers (Note 10)	840,789	977,838
Other payables (Note 14)	914,320	1,057,161
Deposits received	837,673	462,007
Receipts in advance (Note13)	2,069,591	2,353,680
Income tax payable	195,561	122,481
Obligation under capital leases due within one year	8,010	—
Total current liabilities	8,536,899	8,436,284
Bank borrowings maturing after one year (Note 12)	1,307,211	1,640,391
Receipts in advance (Note13)	1,661,955	1,130,207
Obligation under capital leases	5,340	—
Deposits received	422,828	864,196
Deferred Liability	35,650	35,416
Accrued pension liabilities (Note 15)	173,203	174,387
Total liabilities	12,143,086	12,280,881

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued
(Unaudited)
(Expressed in US Dollars)

	March 31, 2006	December 31, 2005
Commitments and contingencies (Note 17)

Minority interest	47,823	28,627

Shareholders’ equity
Common stock, no par share :
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at March 31, 2006 and December 31, 2005	7,669,308	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(8,652,497)	(9,010,356)
Accumulated other comprehensive loss	(274,879)	(244,864)
Total shareholders’ equity	(998,727)	(1,326,571)
Total liabilities and shareholders’ equity	$11,192,182	$10,982,937

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations
(Expressed in US Dollars)

	Three months ended March 31,
	2006	2005
	(Unaudited)
Operating Revenue
Sales of goods	$2,220,496	$2,375,155
Franchising income	506,547	597,925
Other operating revenue	245,484	149,912
Total net operating revenue	2,972,527	3,122,992
Operating costs
Cost of goods sold	(807,487)	(927,731)
Cost of franchising	(80,125)	(113,613)
Other operating costs	(42,251)	(74,196)
Total operating costs	(929,863)	(1,115,540)
Gross profit	2,042,664	2,007,452
Advertising costs	(2,541)	(33,363)
Other operating expenses	(1,415,130)	(1,785,500)
Income from operations	624,993	188,589
Interest expenses, net	(33,373)	(59,253)
Share of income (loss) of investments	(8,594)	12,483
Other non-operating income (loss), net	(37,735)	(48,939)
Income before income taxes	545,291	92,880
Benefit (provision) for taxes	(168,481)	(143,453)
(Loss) income after income taxes	376,810	(50,573)
Minority interest income	(18,951)	143
Net (loss) income	$357,859	$(50,430)
(Loss) earnings per share - basic and diluted	$0.019	$(0.003)
Weighted-average shares used to compute (loss) earnings per share - basic and diluted	18,999,703	18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Total

Balance, December 31, 2004	18,999,703	$7,669,308	$194,021	$65,320	$(7,312,074)	$(222,650)	$393,925
Net loss for 2005	-	-	-	-	(1,698,282)	-	(1,698,282)
Cumulative translation adjustment	-	-	-	-	-	(22,214)	(22,214)
Comprehensive loss							(1,720,496)

Balance, December 31, 2005	18,999,703	$7,669,308	$194,021	$65,320	$(9,010,356)	$(244,864)	$(1,326,571)
Net income for the three months ended March 31, 2006 (Unaudited)	-	-	-	-	357,859	-	357,859
Cumulative translation adjustment (Unaudited)	-	-	-	-	-	(30,015)	(30,015)
Comprehensive loss (Unaudited)							327,844

Balance, March 31, 2006 (Unaudited)	18,999,703	$7,669,308	$194,021	$65,320	$(8,652,497)	$(274,879)	$(998,727)

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Three months ended March 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities
Net (loss) income	$357,859	$(50,430)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of property and equipment	48,094	66,681
Amortization of intangible assets	41,813	42,835
Allowance for sales returns	97,042	95,267
Allowance for doubtful debts	220,814	284,537
Provision (reversal) of allowance for loss on inventory obsolescence and slow-moving items	48,514	6,452
Loss (gain) on disposal of property and equipment	-—	(9,010)
Minority interests	18,951	(143)
Share of loss (gain) of investments	8,594	(12,483)
(Increase)/decrease in:
Notes and accounts receivable	(1,052,873)	(775,674)
Inventories	388,817	4,514
Other receivables	315,763	(129,129)
Prepayments and other current assets	(202,414)	41,002
Deferred income tax assets	(28,074)	(32,194)
Other assets	201,692	46,591
Increase/(decrease) in:
Notes and accounts payable	40,016	60,036
Accrued expenses	284,644	148,876
Other payables	(426,355)	124,933
Receipts in advance	208,438	(147,307)
Income taxes payable	72,020	115,635
Deferred Liability	(181)	—
Deposits received	388,235	67,207
Accrued pension liabilities	(15,599)	29,115

Net cash provided by (used in) operating activities	1,015,810	(22,689)

Cash flows from investing activities
Purchase of property and equipment	(17,050)	(104,562)
Proceeds from disposal of property and equipment	—	72,795
Amount due from stockholder/director	—	—
Prepayment of long-term investments	—	—
Acquisition of long-term investments	—	—
Bank fixed deposits - pledged	46,990	(58,629)
Pledged notes receivable	155,067	29,990
Advances to ex-CFO	—	(544,244)
Repayments of advances to ex-CFO	—	544,244

Net cash provided by (used in) investing activities	185,007	(60,406)

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows - Continued

(Expressed in US Dollars)

	Three months ended March 31,
	2006	2005
	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$(40,370)	$795,968
Proceeds from loan from a stockholder	—	—
Proceeds from capital leases	—	57,089
Repayment of bank borrowings	(454,960)	(781,513)
Repayment of capital leases	13,415	(10,910)
Repayment of loan from officers/stockholders	(423,336)	—

Net cash provided by (used in) financing activities	(905,251)	60,634

Net increase (decrease) in cash and cash equivalents	295,566	(22,461)

Effect of exchange rate changes on cash and cash equivalents	(20,688)	(17,934)

Cash and cash equivalents at beginning of period	613,391	213,564

Cash and cash equivalents at end of period	$888,269	$173,169

Supplemental disclosure of significant non-cash transactions

Increase (decrease) of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:

Deposits received	$—	$1,586

Other payables	$—	$6,473

Receipts in advance	$—	$258,156

See accompanying notes to Condensed Consolidated Financial Statements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The Group has incurred operating losses since inception and hence, as of March 31, 2006, the balance of accumulated deficit was $8,652,497. The Group plans to fund its working capital needs by obtaining new credit lines from financial institutions and raising capital through the sale of equity securities. If the Group is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Group. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Group to reduce headcount, sales and marketing, other expansion activities, which may affect the future growth of the Group’s operations.

NOTE 3.1 - RESTATEMENT

During the three months ended March 31, 2005, the Company’s then Chief Financial Officer (referred to as “ex-CFO”) made fund withdrawals from and repayments to the Company and returned the full withdrawn amount of cash by March 31, 2005. The Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2005 will be restated to disclose the resulting cash flow impact on the Condensed Consolidated Statement of Cash Flows. For further information related to such transaction, please refer to 2004 Form 10-K/A and 2005 Form 10-K filed on March 8, 2007

The impact of the restatement on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 is as follows:

	As Previously Reported	Restated Amount
Advances to ex-CFO	ó	(544,244)
Repayments of advances to ex-CFO	ó	544,244
Net cash (used in) provided by investing activities	(60,406)	(60,406)

NOTE 3.2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

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

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the three months ended March 31, 2005 and 2004, the Group did not have any potential common stock shares.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform to current presentation.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs (as amended) an amendment of ARB No. 43. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “ so abnormal.” It is effective for all fiscal years beginning after June 15, 2005. The Company does not expect the implementation of this statement to have a material impact on its consolidated financial statements.

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	March 31, 2006	December 31, 2005
	(Unaudited)

Notes and accounts receivable
- Third parties	$3,216,678	$2,944,574
- Related parties (NOTE 10)	396,755	401,184

Total	3,613,433	3,345,758
Allowance for doubtful accounts and sales returns	(1,075,451)	(752,482)

Notes and accounts receivable, net	$2,537,982	$2,593,276

NOTE 6 - INVENTORIES

	March 31, 2006	December 31, 2005
	(Unaudited)

Work in process	$109,263	$127,001
Finished goods and other merchandises	2,360,409	2,696,942

	2,469,672	2,823,943
Less: Allowance for obsolete inventories and decline of market value	(811,443)	(754,451)

	$1,658,229	$2,069,492

NOTE 7 - OTHER RECEIVABLES

	March 31, 2006	December 31, 2005
	(Unaudited)
Other receivables - third parties:
Tax paid on behalf of landlord	$—	$2,013
Advances to staff	128,484	125,590
Grants from Market Information Center	—	—
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note (i))	370,915	368,528
Other receivables	154,594	86,141
Less : Allow for doubtful accounts	(370,915)	(368,528)

Sub-total	283,078	213,744
Other receivables - related parties (NOTE 10)	33,971	9,319
	$317,049	$223,063
Note:

(i)
Shanghai Wonderland was a distributor of the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), RMB$500,000 and RMB$2,500,000 (approximately $310,000) for operations in December 2003, July 2004 and August 2005, respectively, The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005. As of March 31, 2006, Shanghai Wonderland still owes the Group a balance of RMB$3,000,000(approximately $370,915). Such sum has now been itemized and recorded as "allowance for doubtful accounts" compared to its prior recognition as "Other receivables".

NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)

Prepayments	$669,820	$399,659
Temporary payments	1,059	11,038
Tax recoverable	—	—
Prepaid interest	22,440	—
Others	11,026	829

	$704,345	$411,526

NOTE 9- INTEREST IN ASSOCIATES

	March 31, 2006	December 31, 2005
	(Unaudited)

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$93,544	$92,942
Share of loss	(38,512)	(40,803)

	$55,032	$52,139

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$87,308	$86,746
Share of loss	(91,171)	(80,360)

	$(3,863)	$6,386

Lanbeisi Education &Culture Industrial Co., Ltd (“Lanbeisi”) (Note (iii))
Investment cost	$44,901	$44,612
Share of loss	(33,072)	(31,979)

	$11,829	$12,633

Total	$62,998	$71,158

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

For the three months ended March 31, 2006 and 2005, the Group recognized investment income accounted for under the equity method in Education Center of $2,549 and 33,084, respectively.

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

For the three months ended March 31, 2006 and 2005, the Group recognized an investment loss of $10,262 and $15,649 respectively, accounted for under the equity method, in Tianjin Consulting.

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

For the three months ended March 31, 2006 and 2005, the Group recognized an investment loss of $844 and $4,952 respectively, accounted for under the equity method, in Lanbeisi.

NOTE 10- RELATED PARTY TRANSACTIONS

A.	Names of related parties and relationship with the Group are as follows:

Names of related parties	Relationship with the Company

Mr. Kuo-An Wang
He is a director, shareholder and in October 2005 resigned as chairman of the board of directors, president and chief executive officer of the Company. On October 18, 2006 resigned as director of the board of directors.

Mr. Yu-En Chiu	He is a director, shareholder and on June 1, 2006 resigned as chief financial officer and director of the board of directors. Mr. Chiu remained the Chairman of PRC operation until February 28, 2007,

Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005

Mr. Suang-Yi Pai	Director and appointed as chairman of the board since November 2, 2005.

Kid Castle Enterprises Limited (“KCE”)	Its two directors and stockholders are Mr. Kuo-An Wang and Mr. Yu-En Chiu

Chevady Culture Enterprise Limited (“CCE”)	Its chairman is Mr. Yu-En Chiu

Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman is Mr. Yu-En Chiu

Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman is Mr. Yu-En Chiu

Taipei City Private Kid Castle Preschool (“ TCP Kid Castle)	Its director is Mr. Yu-En Chiu

Taipei Country Private Kid’s Castle Yin Cyun Pre-school(“TCP Yin Cyun”)	Its chairman is Mr. Min-Tan Yang

Taipei Country Private Yin Tzu Preschool (“TCP Yin Tzu”)	Its chairman is Mr. Min-Tan Yang

Private Kuan Lung Short Term Language Cram School (“Kuan Lung Language”)	Its chairman is Mr. Min-Tan Yang

Taipei City Private Chu Sheng Preschool (“TCP Chu Sheng”)	Its chairman is Mr. Min-Tan Yang

Taipei Country Private Chu Yao Preschool (“TCP Chu Yao”)	Its chairman is Mr. Min-Tan Yang

Private Liang Yu Language & Computer School ("Liang Yu Language")	Its chairman is Mr. Min-Tan Yang

21st Century Publishing House (“Publishing House”)	A joint venture partner (third-party after July 2004).

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.

21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.

Tianjin Kid Castle Educational Investment Consulting Co., Ltd.(“Tianjin Consulting”)	An investment accounted for under the equity method

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method

B.	Significant transactions and balances with related parties are as follows:

	Three months ended March 31,
	2006	2005
	(Unaudited)
(i) Sales to:
- PKC Language	$-	$3,030
- TCP PKC	-	3,030
- TCP Chevady	1,729	7,614
- TCP Chung-hua	1,729	7,614
- TCP Wonderland	-	5,349
- TCP Kid Castle	-	4,996
- Kuan Lung Language	5,416	-
- TCP Chu Yao	8,035	-
- TCP Chu Sheng	3,816	-
- TCP Yin Cyun	8,957	-
- TCP Yin Tzu	3,425	-
- Liang Yu Language	16,502	-
- English School	5,233	6,034
- Tianjin Consulting	9,984	4,589
- Lanbeisi	6,920	26,793

	$71,746	$69,049

(ii) Rental income from:
- CCE	$-	$476

	$-	$476

(iii) Franchising income from:
- PKC Language	$-	$136
- TCP PKC	-	136
- TCP Kid Castle	-	1,854
- TCP Chung-Hua	-	-
- TCP Chevady	-	927
- TCP Wonderland	-	927
- TCP Chu Sheng	1,763	-
- TCP Chu Yao	1,764	-
- TCP Yin Cyun	637	-
- TCP Yin Tzu	3,400	-

	$7,564	$3,980

(iv) Purchase from:
- Publishing House	-	319,640
	$-	$319,640

(v)
The two directors and stockholders, Mr. Min-Tan Yang and Mr. Suang-Yi Pai, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 - Bank Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(vi)	Accounts and notes receivable - related parties:

	March 31,	December 31,
Name of related parties	2006	2005
	(Unaudited)

- PKC Language	$38,934	$26,147
- TCP PKC	38,934	52,294
- TCP Chung-hua	51,350	53,665
- TCP Chevady	48,199	48,685
- TCP Wonderland	48,199	48,685
- TCP Kid Castle	56,425	58,172
- TCP Yin Cyun	19,485	33,585
- Kuan Lung Language	170	─
- TCP Chu Yao	18,540	─
- TCP Chu Sheng	18,333	─
- TCP Yin Tzu	13,950	29,062
- Liang Yu Language	5,718	12,071
- Education Center	39	ó
- Tianjin Consulting	17,023	20,826
- Lanbeisi	21,456	17,992

	$396,755	$401,184

(vii)	Other receivables - related parties:

	March 31,	December 31,
Name of related parties	2006	2005
	(Unaudited)

Amount due from Publishing House (Note 1)	$ ─	$ ─
Amount due from Education Center (Note 2)	277	─
Amount due from Tianjin Consulting (Note 3)	633	15
Amount due from Lanbeisi (Note 4)	33,061	9,304

	$33,971	$9,319

Note:

1.
As of December 31, 2003, the amount due from Publishing House consists primarily of amounts due under a loan of RMB$1,000,000 (approximately $120,000 from the Group to Publishing House for the incorporation of Culture Media). The loan is unsecured and bears no interest. Pursuant to the terms of the loan, Publishing House was obligated to repay the loan on or before June 27, 2004 or it would be required to transfer its 40% ownership interest in Culture Media to the Group. On July 2, 2004, as Publishing House did not repay the loan, the Group decided to take over the 40% ownership from Publishing House, and therefore, the Group’s ownership in Culture Media has increased to 90% and Culture Media has become a consolidated entity.

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

(viii) Significant transactions and balances with related parties are as follows:
1. Amount due to officers/directors:

Name of Related Parties	March 31, 2006	December 31, 2005

Mr. Kuo-An Wang	$—	$60,911

Mr. Min-Tan Yang (note 1)	$840,789	$840,789

Mr. Suang-Yi Pai	$—	$76,138

	$840,789	$977,838

Note1 :
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

NOTE 11 - INTANGIBLE ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)

Gross carrying amount
Franchise	$1,048,148	$1,036,178
Copyrights	616,143	609,106

	1,664,291	1,645,284
Less: Accumulated amortization
Franchise	(628,889)	(595,802)
Copyrights	(369,686)	(350,236)

	(998,575)	(946,038)

Net	$665,716	$699,246

Amortization charged to operations was $41,813 and $42,835 for the three months ended March 31, 2006 and 2005, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2007	$164,528
2008	164,528
2009	164,528
2010	41,138

$534,722

NOTE 12 - BANK BORROWINGS

	Notes	March 31, 2006	December 31, 2005
		(Unaudited)

Bank term loans	(i)	$443,787	$564,704
Short-term unsecured bank loans	(ii)	521,840	539,583
Mid-term loan	(iii)	313,840	586,436
Mid-term secured bank loan	(iv)	1,421,418	1,466,574

		2,700,885	3,157,297
Less: Balances maturing within one year included in current liabilities
Bank term loans		308,112	145,042
Short-term unsecured bank loans		521,840	539,583
Mid-term loan		313,841	586,436
Mid-term secured bank loan		249,881	245,845

		1,393,674	1,516,906

Bank borrowings maturing after one year		$1,307,211	$1,640,391

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $883,303 and $873,215 that we have received from franchisees and the Group’s bank deposits of $13,834 and $46,456 as of March 31, 2006 and December 31, 2005, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, and was extended on March 21, 2005. The weighted average interest rates were 5.83% and 5.88% per annum as of March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, the interest expenses charged to operations amounted to $7,301 and $14,758, respectively.

(ii)
In August 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was extended on February 2006, collateralized by the KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of loan balance, and guaranteed by two directors and stockholders of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 3.29% per annum and is due and payable in August 2006. The applicable interest rate is approximately 5.3% per annum as of March 31, 2006.

In March 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was extended on April 7, 2006, guaranteed by two directors and stockholders of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1.65% per annum and was fully settled in September 2006.

For the three months ended March 31, 2006 and 2005, the interest expense charged to operations from the above three unsecured short-term loans amounted to $7,192 and $11,840 respectively.

(iii)
In June 2005, KCIT obtained from a financial institution a loan, which bore interest at 5% per annum and was repayable in 18 equal monthly installments, to finance the Group’s operations in the amount of $609,106. The last installment was due on December 13, 2006.The loan was collateralized by the KCIT’s refundable deposits of $121,821 and notes receivables approximating 20% of loan balance, and the Group repaid $302,303.

For the three months ended March 31, 2006 and 2005, the interest expenses charged to operations from the aforementioned loan amounted to $5,061 and $19,550, respectively.

(iv)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2005 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69% per annum for the year 2005 to 2007, and plus 1.69% per annum for the year 2008.  On August 10, 2005, the bank extended the term of the loan and it is now repayable in 84 equal monthly installments starting on August 10, 2012. As of March 31, 2006, the applicable interest rate is approximately 2.7% and the Group has repaid $30,934

In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6% per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008, was collateralized by notes receivables in 30% approximating the loan balance, and guaranteed by two directors of the Group. As of March 31, 2006, the Group repaid $158,166.

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 3.8% per annum, and is repayable in 60 equal monthly installments. The last installment will be due on August 10, 2010, and guaranteed by two directors of the Group. As of March 31, 2006, the Group repaid $23,308

For the three months ended March 31, 2006 and 2005, the interest expenses charged to operations amounted to $12,860 and $14,335, respectively.

NOTE 13 - RECEIPTS IN ADVANCE

The balance comprises:

	Notes	March 31, 2006	December 31, 2005
		(Unaudited)

Current liabilities:
Sales deposits received	(i)	$420,398	$682,553
Franchising income received	(ii)	1,399,542	1,391,625
Subscription fees received	(iii)	237,044	234,342
Others		12,607	45,160
		2,069,591	2,353,680

Long-term liabilities:
Franchising income received	(ii)	1,661,955	1,130,207

		$3,731,546	$3,483,887

Note:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 14 -OTHER PAYABLES

As of March 31, 2006, the balance of other payables was $914,320, and included the short-term loans with a per annum interest rate of 7% from third parties, Olympic and Shih, of $347,636 and $60,089, respectively, as discussed in Note 10 (viii), footnote1.

NOTE 15 - RETIREMENT PLANS

The Group maintains tax-qualified defined contribution and benefit retirement plans for its employees in accordance to ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued new Labor Retirement pension regulations in Taiwan. The Group has a new defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, KCIT contributes monthly an amount equal to 6% of the employees’ base salaries and wages, to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT whom were employed before June 2005, KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Under the old plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law in Taiwan. The benefits under the old plan are based on various factors such as years of service and the final base salary preceding retirement.

The net periodic pension cost is as follows:

	Three months ended March 31,
	2006	2005
	(Unaudited)

Service cost	$-	$25,500
Interest cost	3,081	4,884
Expected return on assets	(612)	(1,697)
Amortization of unrecognized loss	746	428

Net periodic pension cost	$3,215	$29,115

NOTE 16 - GEOGRAPHICAL SEGMENTS

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

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Three months ended March 31, 2006	Three months ended March 31, 2005	Three months ended March 31, 2006	Three months ended March 31, 2005	Three months ended March 31, 2006	Three months ended March 31, 2005	Three months ended March 31, 2006	Three months ended March 31, 2005	Three months ended March 31, 2006	Three months ended March 31, 2005	Three months ended March 31, 2006	Three months ended March 31, 2005

Revenue
External revenue	$1,948,125	$2,313,293	$1,024,402	$805,513	$2,972,527	$3,118,806	$—	$4,186	$—	$—	$2,972,527	$3,122,992
Inter-segment revenue	—	522	—	—	—	522	—	—	—	(522)	—	—

	$1,948,125	$2,313,815	$1,024,402	$805,513	$2,972,527	$3,119,328	$—	$4,186	$—	$(522)	$2,972,527	$3,122,992

Profit (loss) from Operations	$678,738	$452,556	$66,338	$(206,377)	$745,076	$246,178	$(120,083)	$(57,590)	$—	$—	$624,993	$188,589

Capital expenditures	$18,669	$11,475	$1,619	$3,208	$20,288	$14,683	$—	$—	$—	$—	$20,288	$14,683

	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005

Total assets	$9,015,906	$8,503,513	$2,555,267	$2,311,798	$11,571,173	$10,815,311	$79,389	$299,141	$(458,380)	$(131,515)	$11,192,182	$10,982,937

NOTE 17 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

     As of March 31, 2006, the Company’s future minimum lease payments under non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2007	$244,127
2008	61,300
2009	20,433
2010	ó
2011	ó

$325,860

B. Going concern
     The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As the Group is aggressively expanding its business in the PRC and the Group’s PRC operation is still in an emerging stage and has not turned profitable, the Group has suffered recurring losses from operations and has a net capital deficiency. The above conditions raise substantial doubt about the Group’s ability to continue as a going concern, if the investment in the PRC will not gradually see returns. As discussed in Note 12, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their continuous support to the Group until other sources of funds have been obtained. Moreover, the Group successfully obtained new bank facilities in the fourth quarter of 2005. Management believes that, with continuous growth in the sales in the PRC, the existing directors’ support and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do no include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Securities and Exchange Commission on May 20, 2005 will be filed to restate Kid Castle's condensed consolidated statement of cash flows for the three months ended March 31, 2005 to reflect the impact of cash withdrawals from, and repayments to the Company by the ex-Chief Financial Officer, Mr. Yu-En Chiu (referred to as “ex-CFO”), during the three month period ended March 31, 2005. The impact of the restatement is described in detail in Note 3.1 to the accompanying restated condensed consolidated financial statements. Additionally, Kid Castle has also revised the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate,” and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption “Factors That May Affect Our Future Results And Financial Condition” contained herein and other factors disclosed in our filings with the Securities and Exchange Commission including, but not limited to our Annual Report on Form 10-K for the year ended December 31, 2005. We do not intend to update these forward-looking statements.

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

As of March 31, 2006, the balance of our amortizable intangible assets was $665,716, including franchise-related intangible assets of $419,259 and copyrights of $246,457. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS
Comparison of The Three Months Ended March 31, 2006 and 2005
Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues decreased by $150,465, or4.8%, to $2,972,527 for the three months ended March 31, 2006 from $3,122,992 for the three months ended March 31, 2005, including the decrease in sales of goods of $154,659 and the franchising income of $91,378 and the increase in other operating revenues of $95,572.

Sales of goods. The decrease in sales of goods, from $2,375,155 for the three months ended March 31, 2005 to $2,220,496 for the three months ended March 31, 2006, or 6.5%, was mainly due to the decrease in net sales of goods from our Taiwan operations of $318,090, or18%, to $1,458,080 for the three months ended March 31, 2006 from $1,776,170 for the three months ended March 31, 2005.

Franchising income. The decrease in franchising income, from $597,925 for the three months ended March 31, 2005 to $506,547 for the three months ended March 31, 2006, or 15%, was mainly due to the decrease in franchising income from certain schools that exceeded the decreases in franchising income from Taiwan.

Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and fees for designing the school layout of our franchised schools. Other operating revenue increased by $95,572, or 64%, to $245,484 for the three months ended March 31, 2006 from $149,912 for the three months ended March 31, 2005. The increase was mainly due to revenue generated from our services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools.

Gross Profit. Gross profit increased by $35,212, or 2%, to $2,042,664 for the three months ended March 31, 2006 from $2,007,452 for the three months ended March 31, 2005. The increase in gross profit was attributable to the fact that the rate of decrease in our franchising costs and other operating costs from March 31, 2005 to March 31, 2006 was higher than the rate of decrease in our franchising income and other operating income for the same period.

Total Operating Expenses. Total operating expenses decreased by $401,192, or 22%, to $1,417,671 for the three months ended March 31, 2006 from $1,818,863 for the three months ended March 31, 2005. principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan and Shanghai operations.

Other Operating Expenses. Other operating expenses decreased by $370,370, or 21%, to $1,415,130 for the three months ended March 31, 2006 from $1,785,500 for the three months ended March 31, 2005, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan operations.

Interest Expenses, Net. Net interest expenses decreased by $25,880, or 44%, to $33,373 for the three months ended March 31, 2006 from $59,253 for the three months ended March 31, 2005, primarily due to the decrease of the borrowings during the three months ended March 31, 2006 comparing to the three months ended March 31, 2005 (please refer to Note 12 to our Condensed Consolidated Financial Statements for more information).

Provision for Taxes. Provision for taxes for the three months ended March 31, 2006 and 2005 were $168,481 and $143,453, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Fiscal Years 2006 and 2005
As of March 31, 2006, our principal sources of liquidity included cash and bank balances of $888,269 which increased from $613,391 at December 31, 2005. The increase was mainly due to decreases in expenses of operations in Taiwan and Shanghai.

Net cash (used in) provided by operating activities was $1,015,810 and ($22,689) during the three months ended March 31, 2006 and 2005, respectively. Net cash used in operating activities during the three months ended March 31, 2006 was primarily attributed to net incomes.

Net cash (used in) provided by investing activities were $185,007 and ($60,406) during the three months ended March 31, 2006 and 2005, respectively. The $245,413 difference was primarily attributable to (i) less cash used in the purchase of property and equipment ($17,050) during the three months ended March 31, 2006, compared to that of ($104,562) during the three months ended March 31, 2005, {ii}cash provided by pledged bank fixed deposits of $46,990 during the three months ended March 31, 2006, compared to cash used of ($58,629) during the three months ended March 31, 2005 and (iii) a increase of $125,077 in cash provided by Pledged notes receivable.

Net cash (used in) provided by financing activities during the three months ended March 31, 2006 was ($905,251) as compared to $60,634 during the three months ended March 31, 2005. The $965,885 difference was primarily attributable to the decrease in net proceeds from bank borrowings during the three months ended March 31, 2006.

Off-Balance Sheet Arrangements
As of March 31, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing
One of our financing sources is from bank borrowings. As of March 31, 2006 and 2005, the balances of bank borrowings, including current and non-current portions, were $2,700,885 and $4,320,982, respectively.

Pension Benefit
As of July 1, 2005, the Group maintains two different retirement plans, according to ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT whom were employed before June 2005, as described in Note15 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $29,969, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the three months ended March 31, 2006 and 2005 amounted to $12,751, and $11,497, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As the Group is aggressively expanding its business in the PRC and the Group’s PRC operation is still in an emerging stage and has not turned profitable, the Group has suffered recurring losses from operations and has a net capital deficiency. The above conditions raise substantial doubt about the Group’s ability to continue as a going concern, if the investment in the PRC does not gradually see returns. As discussed in Note12 to our Condensed Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their continuous support to the Group until other sources of funds have been obtained. Moreover, the Group successfully obtained new bank facilities in the fourth quarter of 2005 (please refer to Note12 to our Condensed Consolidated Financial Statements for more information). Management believes that, with continuous growth in the sales in the PRC, the existing directors’ support and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs (as amended) an amendment of ARB No. 43. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” It is effective for all fiscal years beginning after June 15, 2005. The Company does not expect the implementation of this statement to have a material impact on its consolidated financial statements.

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

We have incurred operating losses since inception. As a result, as of March 31, 2006, we had an accumulated deficit of $8,652,497. We incurred net losses of$1,940,591, $1,254,592 and $1,698,282 for the years ended December 31, 2003, 2004 and 2005, respectively, and had cash flow from operations of ($2,689,688), ($1,544,902) and ($1,295,250) for the years ended December 31, 2003, 2004 and 2005, respectively. If we are unable to achieve and maintain a positive cash flow and profitability, we may be unable to continue our operations. Even if we do achieve a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future.

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

•	increase awareness of our brand and the availability of our products and services
•	continue to attract and develop relationships with educational institutions and regulatory authorities in our targeted geographic markets; and
•	continue to attract and retain customers.

Because our operating results are tied, in part, to the success of our franchisees, the failure of our franchisees could adversely affect our operating results.

Our revenues include licensing fees received from franchisees of Kid Castle. Accordingly, our future revenues will be impacted by the gross revenues of Kid Castle franchisees and the number of schools operated by these franchisees. Although our revenues from Kid Castle franchise operations will vary directly with the gross revenues of our franchisees, we are not directly dependent on the franchisees’ profitability. We believe, however, that the profitability of existing franchisees is key to our ability to attract new franchisees and open new franchised schools. Therefore, factors that adversely affect the revenues and profitability of our franchisees may have an adverse effect on our operating results.

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

Our primary competitors, including Giraffe Language School in Taiwan, Ladder Digital Education Corp. in Taiwan and the PRC, have significant financial, technical and marketing resources, and/or name recognition. Some of these competitors have a longer operating history and greater overall resources than we do. This companies also have established customer support and professional services organizations. As a result, our competitors may be able to adapt more quickly to changes in customer needs, offer products and services at lower prices than we do, and devote greater resources than we do to the development and sale of teaching and learning products and services, which could result in reducing our market share.

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

We rely substantially on bank loans to satisfy our funding requirements. As of December 31, 2003, 2004 and 2005, our bank loans and loans from financial institutions were $2,484,471, $4,284,807 and 3,157,297, respectively. Although, in our experience, our bank loans and loans from financial institutions have been, in the past, a stable source of funding, no assurances can be given that this will continue to be the case. If we are unable to secure sufficient borrowings, our liquidity position would be adversely affected, and we may be required to seek more expensive sources of funding to finance our operations.

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

Our success is dependent upon the personal efforts and abilities of our executive officers, Min-Tan Yang, our Chief Executive Officer, and Suang-Yi Pai, our Chief Financial Officer. If these key officerscease employment with us before we find qualified replacements, it would have a significant negative impact on our operations. We do not have employment agreements with any of our executive officers.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2006, we have projected that, if interest rates were to increase by 1 percent, the result would be an annual increase in our interest expense of $27,143. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A.	Exhibits
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 25, 2007

By:	/s/ Suang-Yi Pai
	Name:	Suang-Yi Pai
	Title:	Chief Financial Officer