Form 10-Q
period 2006-06-30
KID CASTLE EDUCATIONAL CORP
filed 2007-05-08
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006
or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐  Accelerated Filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of June 30, 2006, there were 18,999,703 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and bank balances	$1,285,438	$613,391
Bank fixed deposits - pledged (Note 12)	129,698	120,813
Notes and accounts receivable, net (Notes 5)	3,009,621	2,593,276
Inventories, net (Note 6)	1,553,396	2,069,492
Other receivables (Notes 7)	271,769	223,063
Prepayments and other current assets (Note 8)	319,025	411,526
Pledged notes receivable (Note 12)	650,383	849,704
Deferred income tax assets	123,006	72,992
Total current assets	7,342,336	6,954,257
Deferred income tax assets	48,609	46,382
Long-term investments (Note 9)	62,719	71,158
Property and equipment, net	1,765,360	1,808,411
Intangible assets, net of amortization (Note 11)	625,284	699,246
Long-term notes receivable	875,663	482,483
Pledged notes receivable (Note 12)	188,784	357,825
Other assets	346,883	563,175
Total assets	$11,255,638	$10,982,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 12)	$1,046,430	$1,516,906
Notes and accounts payable	1,369,230	1,385,478
Accrued expenses	728,868	560,733
Amounts due to related parties (Note 10)	841,437	977,838
Other payables (Note 14)	801,372	1,057,161
Deposits received	599,761	462,007
Receipts in advance (Note 13)	2,887,189	2,353,680
Income tax payable	226,735	122,481
Other Current Liabilities	95,079	—
Total current liabilities	8,596,101	8,436,284
Bank borrowings maturing after one year (Note 12)	1,347,655	1,640,391
Receipts in advance (Note 13)	1,542,355	1,130,207
Deposits received	789,236	864,196
Deferred liability	35,757	35,416
Accrued pension liabilities (Note 15)	183,145	174,387
Total liabilities	12,494,249	12,280,881

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued

(Expressed in US Dollars)

	June 30, 2006	December 31, 2005
	(Unaudited)
Commitments and contingencies (Note 17)

Minority interest	42,549	28,627

Shareholders’ equity
Common stock, no par share:
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at June 30, 2006 and December 31, 2005	7,669,308	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(8,925,276)	(9,010,356)
Accumulated other comprehensive loss	(284,533)	(244,864)
Total shareholders’ equity	(1,281,160)	(1,326,571)
Total liabilities and shareholders’ equity	$11,255,638	$10,982,937

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three months ended June 30,
	2006	2005
	(Unaudited)
Operating Revenue
Sales of goods	$1,309,033		$1,174,176
Franchising income	688,141		710,121
Other operating revenue	(70,988)		156,436
Total net operating revenue	1,926,186		2,040,733
Operating costs
Cost of goods sold	(562,738)		(579,442)
Cost of franchising	(91,242)		(63,042)
Other operating costs	(39,326)		(103,075)
Total operating costs	(693,306)		(745,559)
Gross profit	1,232,880		1,295,174
Advertising costs	(14,747)		(23,491)
Other operating expenses	(1,429,510)		(1,465,044)
(Loss) income from operations	(211,377)		(193,361)
Interest expenses, net	(86,752)		(56,730)
Share of income (loss) of investments	(491)		—
Other non-operating income (loss), net	38,910		102,563
(Loss) income before income taxes	(259,710)		(147,528)
Benefit (provision) for taxes	(18,428)		(41,297)
(Loss) income after income taxes	(278,138)		(188,825)
Minority interest income	5,359		(19,202)
Net (loss) income	$(272,779)		$(208,027)
(Loss) earnings per share - basic and diluted	$(0.014)	$	(0.01)
Weighted-average shares used to compute (loss) earnings per share - basic and diluted	18,999,703		18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Six months ended June 30,
	2006	2005
	(Unaudited)
Operating Revenue
Sales of goods	$3,529,529		$3,549,331
Franchising income	1,194,688		1,308,046
Other operating revenue	174,496		306,348
Total net operating revenue	4,898,713		5,163,725
Operating costs
Cost of goods sold	(1,370,225)		(1,507,173)
Cost of franchising	(171,367)		(176,655)
Other operating costs	(81,577)		(177,271)
Total operating costs	(1,623,169)		(1,861,099)
Gross profit	3,275,544		3,302,626
Advertising costs	(17,288)		(56,854)
Other operating expenses	(2,844,640)		(3,250,544)
(Loss) income from operations	413,616		(4,772)
Interest expenses, net	(120,125)		(115,983)
Share of income (loss) of investments	(9,085)		12,483
Other non-operating income (loss), net	1,175		53,624
(Loss) income before income taxes	285,581		(54,648)
Benefit (provision) for taxes	(186,909)		(184,750)
(Loss) income after income taxes	98,672		(239,398)
Minority interest income	(13,592)		(19,059)
Net (loss) income	$85,080		$(258,457)
(Loss) earnings per share - basic and diluted	$0.004	$	(0.01)
Weighted-average shares used to compute (loss) earnings per share - basic and diluted	18,999,703		18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock		Additional			Accumulated other
	Number of shares	Amount	paid-in capital	Legal reserve	Accumulated deficit	comprehensive loss	Total
Balance, December 31, 2004	18,999,703	$7,669,308	$194,021	$65,320	$(7,312,074)	$(222,650)	$393,925
Net loss for 2005	-	-	-	-	(1,698,282)	-	(1,698,282)
Cumulative translation adjustment	-	-	-	-	-	(22,214)	(22,214)
Comprehensive loss							(1,720,496)

Balance, December 31, 2005	18,999,703	$7,669,308	$194,021	$65,320	$(9,010,356)	$(244,864)	$(1,326,571)
Net income for the six months ended June 30, 2006 (Unaudited)	-	-	-	-	85,080	-	85,080
Cumulative translation adjustment (Unaudited)	-	-	-	-	-	(39,669)	(39,669)
Comprehensive loss (Unaudited)							45,411

Balance, June 30, 2006 (Unaudited)	18,999,703	$7,669,308	$194,021	$65,320	$(8,925,276)	$(284,533)	$(1,281,160)

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Six months ended June 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities
Net (loss) income	$85,080	$(258,457)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of property and equipment	93,908	223,862
Amortization of intangible assets	83,873
Allowance for sales returns	2,356	92,463
Allowance for doubtful debts	609,912	110,063
Provision (reversal) of allowance for loss on inventory obsolescence and slow-moving items	90,588	95,147
Minority interests	13,592	19,059
Share of loss (gain) of investments	9,085	(12,483)
(Increase)/decrease in:
Notes and accounts receivable	(1,369,563)	(2,371,422)
Inventories	456,634	(139,918)
Other receivables	104,051	(88,654)
Prepayments and other current assets	98,622	(169,392)
Deferred income tax assets	(50,939)	(34,147)
Other assets	225,219	(6,510)
Increase/(decrease) in:
Notes and accounts payable	(35,104)	776,387
Accrued expenses	176,759	153,429
Other payables	(541,031)	228,281
Receipts in advance	904,189	195,553
Income taxes payable	103,224	83,722
Deferred liability	(137)	—
Deposits received	516,262	102,551
Other current liabilities	95,652	—
Accrued pension liabilities	(5,971)	59,010

Net cash provided by (used in) operating activities	1,666,261	(941,456)
Cash flows from investing activities
Purchase of property and equipment	(26,115)	(165,947)
Proceeds from disposal of property and equipment	—	—
Amount due from stockholder/director	—	—
Prepayment of long-term investments	—	—
Acquisition of long-term investments	—	—
Collection of long term notes		240,971
Increase in interest in associates		(24,977)
Bank fixed deposits - pledged	(7,302)	(61,519)
Pledged notes receivable	386,928	1,625,505
Advances to ex-CFO	—	(1,544,244)
Repayments of advances to ex-CFO	—	1,544,244
Net cash provided by investing activities	353,511	1,614,033

Six months ended June 30,
2006	2005
(Unaudited)

Cash flows from financing activities
Proceeds from bank borrowings	$215,463	$795,968
Proceeds from loan from a stockholder	—	—
Repayment of bank borrowings	(1,026,017)	(1,054,969)
Proceeds from capital leases	—	57,086
Repayment of capital leases	—	(65,748)
Repayment of loan from officers/stockholders	(509,847)	—

Net cash used in financing activities	(1,320,401)	(267,657)

Net increase in cash and cash equivalents	699,371	404,920

Effect of exchange rate changes on cash and cash equivalents	(27,324)	148,142

Cash and cash equivalents at beginning of period	613,391	213,564

Cash and cash equivalents at end of period	$1,285,438	$766,626

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

On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the stockholders of KCIT in exchange for 100% of the outstanding common stock of KCIT. As a result of this reorganization, KCIT became a wholly-owned subsidiary of Higoal. On October 1, 2002, Kid Castle Educational Corporation (the “Company”), formerly King Ball International Technology Limited Corporation, entered into an exchange agreement with Higoal whereby the Company issued to the stockholders of Higoal 11,880,000 shares of common stock of the Company in exchange for 100% of the issued and fully paid up capital of Higoal.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2006 and for the six months ended June 30, 2006 and 2005 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The Group has incurred operating losses since inception and hence, as of June 30, 2006, the balance of accumulated deficit was $8,925,276. The Group plans to fund its working capital needs by obtaining new credit lines from financial institutions and raising capital through the sale of equity securities. If the Group is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Group. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may require the Group to reduce headcount, sales and marketing efforts or other expansion activities, which may affect the future growth of the Group’s operations.

NOTE 3.1 - RESTATEMENT

 During the six months ended June 30, 2005, the Company’s then Chief Financial Officer (referred to as “ex-CFO”) made fund withdrawals from and repayments to the Company and returned the full withdrawn amount of cash by June 30, 2005. The Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2005 will be restated to disclose the resulting cash flow impact on the Condensed Consolidated Statement of Cash Flows. (For further information related to such transaction, please refer to 2004 Form 10-K/A and 2005 Form 10-K filed on March 8, 2007)

The impact of the restatement on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 is as follows:

	As Previously Reported	Restated Amount
Advances to ex-CFO	—	(1,544,244)
Repayments of advances to ex-CFO	—	1,544,244
Net cash (used in) provided by investing activities	1,614,033	1,614,033

NOTE 3.2 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Sales of books, magazines, audio and video tapes, compact discs and other merchandises are recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Provision is made for expected future sales returns and allowances when revenue is recognized.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Group does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Group measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

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

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the six months ended June 30, 2006 and 2005, the Group did not have any potential common stock shares.

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

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	June 30, 2006	December 31, 2005
	(Unaudited)

Notes and accounts receivable
- Third parties	$3,959,039	$2,944,574
- Related parties (NOTE 10)	421,793	401,184

Total	4,380,832	3,345,758
Allowance for doubtful accounts and sales returns	(1,371,211)	(752,482)

Notes and accounts receivable, net	$3,009,621	$2,593,276

NOTE 6 - INVENTORIES

	June 30, 2006	December 31, 2005
	(Unaudited)

Work in process	$107,138	$127,001
Finished goods and other merchandises	2,300,907	2,696,942

	2,408,045	2,823,943
Less: Allowance for obsolete inventories and decline of market value	(854,649)	(754,451)

	$1,553,396	$2,069,492

NOTE 7 - OTHER RECEIVABLES

	June 30, 2006	December 31, 2005
	(Unaudited)
Other receivables - third parties:
Tax paid on behalf of landlord	$—	$2,013
Advances to staff	192,687	125,590
Grants from Market Information Center	—	—
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note (i))	372,065	368,528
Other receivables	69,396	86,141
Less : Allow for doubtful accounts	(372,065)	(368,528)

Sub-total	262,083	213,744
Other receivables - related parties (NOTE 10)	9,686	9,319
	$271,769	$223,063

Note:

(i)
Shanghai Wonderland was a distributor of the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), RMB$500,000 (approximately $60,000) and RMB$2,500,000 (approximately $310,000) for operations in December 2003, July 2005 and August 2005, respectively. The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005. As of June 30, 2006, Shanghai Wonderland still owes the Group a balance of RMB$3,000,000 (approximately $372,065). Such sum has now been itemized and recorded as "allowance for doubtful accounts" compared to its prior recognition as "Other receivables".

NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	June 30, 2006	December 31, 2005
	(Unaudited)

Prepayments	$287,922	$399,659
Temporary payments	4,409	11,038
Tax recoverable	—	—
Prepaid interest	59	—
Others	26,635	829

	$319,025	$411,526

NOTE 9 - INTEREST IN ASSOCIATES

	June 30, 2006	December 31, 2005
	(Unaudited)

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$93,834	$92,942
Share of loss	(32,873)	(40,803)

	$60,961	$52,139

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$87,579	$86,746
Share of loss	(94,997)	(80,360)

	$(7,418)	$6,386

Lanbeisi Education &Culture Industrial Co., Ltd (“Lanbeisi”) (Note (iii))
Investment cost	$45,040	$44,612
Share of loss	(35,864)	(31,979)

	$9,176	$12,633

Total	$62,719	$71,158

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

For the six months ended June 30, 2006 and 2005, the Group recognized investment income accounted for under the equity method in Education Center of $8,042 and $8,337, respectively.

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

For the six months ended June 30, 2006 and 2005, the Group recognized an investment loss of $13,399 and $24,756 respectively, accounted for under the equity method, in Tianjin Consulting.

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

For the six months ended June 30, 2006 and 2005, the Group recognized an investment loss of $3,458 and $6,345 respectively, accounted for under the equity method, in Lanbeisi.

NOTE 10 - RELATED PARTY TRANSACTIONS

A.	Names of related parties and relationship with the Group are as follows:

Names of related parties	Relationship with the Company
Mr. Kuo-An Wang	In October 2005 resigned as chairman of the board of directors, president and chief executive officer of the Company. On October 18, 2006 resigned as director of the board of directors.
Mr. Yu-En Chiu	On June 1, 2006 resigned as chief financial officer and director of the board of directors. Mr. Chiu remained the Chairman of PRC operation until February 28, 2007,

Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005.

Mr. Suang-Yi Pai	Director and chairman of the board of directors since November 2, 2005.

Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei City Private Kid Castle Preschool (“TCP Kid Castle”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Kid’s Castle Yin Cyun Preschool(“TCP Yin Cyun”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Taipei Country Private Yin Tzu Preschool (“TCP Yin Tzu”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Private Kuan Lung Short Term Language Cram School (“Kuan Lung Language”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Taipei City Private Chu Sheng Preschool (“TCP Chu Sheng”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Taipei Country Private Chu Yao Preschool (“TCP Chu Yao”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Private Liang Yu Language & Computer School ("Liang Yu Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.

21st Century Publishing House (“Publishing House”)	A joint venture partner (third-party after July 2004).

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.

21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”)	An investment accounted for under the equity method.

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method.

B.	Significant transactions and balances with related parties are as follows:

		Six months ended June 30,
		2006	2005
		(Unaudited)
(i)	Sales to:
	- PKC Language	$—	$5,425
	- TCP PKC	—	5,425
	- TCP Chung-hua	3,468	15,508
	- TCP Chevady	—	4,917
	- TCP Wonderland	—	4,917
	- TCP Kid Castle	—	9,823
	- Kuan Lung Language	7,924	—
	- TCP Chu Yao	18,212	—
	- TCP Chu Sheng	7,636	—
	- TCP Yin Cyun	41,636	—
	- TCP Yin Tzu	21,835	—
	- Liang Yu Language	27,197	—
	- English School	10,532	1,838
	- Tianjin Consulting	16,802	176
	- Lanbeisi	9,907	3,947

		$165,149	$51,976

(ii)	Rental income from:
	- CCE	$1,242	$951

		$1,242	$951

(iii)	Franchising income from:
	- TCP Kid Castle	$—	$6,811
	- TCP Chung-Hua	—	—
	- TCP Wonderland	—	3,406
	- TCP Chu Sheng	5,810	—
	- TCP Yin Cyun	2,556	—
	- TCP Yin Tzu	5,577	—
	- Liang Yu Language	$1,242	$—

		$15,185	$10,217

(iv)
The two directors and stockholders, Mr. Min-Tan Yang and Mr. Suang-Yi Pai, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 - Bank Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(v)	Accounts and notes receivable - related parties:

Name of related parties	June 30, 2006	Decenber 31, 2005
	(Unaudited)

- PKC Language	39,007	26,147
- TCP PKC	39,007	52,294
- TCP Chung-hua	51,131	53,665
- TCP Chevady	48,290	48,685
- TCP Wonderland	48,290	48,685
- TCP Kid Castle	56,531	58,172
- Kuan Lung Language	2,050	—
- TCP Chu Yao	20,260	—
- TCP Chu Sheng	12,706	—
- TCP Yin Cyun	39,443	33,585
- TCP Yin Tzu	14,451	29,062
- Liang Yu Language	9,145	12,071
- Education Center	—	—
- Tianjin Consulting	18,193	20,826
- Lanbeisi	23,289	17,992

	$421,793	$401,184

(vii)	Other receivables - related parties:

Name of related parties	June 30, 2006	December 31, 2005
	(Unaudited)

Amount due from Publishing House (Note 1)	$—	$—
Amount due from Education Center (Note 2)	278	—
Amount due from Tianjin Consulting (Note 3)	15	15
Amount due from Lanbeisi (Note 4)	9,393	9,304

	$9,686	$9,319

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

(viii)	Significant transactions and balances with related parties are as follows:
1. Other payables - Amount due to directors/related parties:

Name of Related Parties	June 30, 2006	December 31, 2005

Mr. Kuo-An Wang	$—	$60,911

Mr. Min-Tan Yang (note 1)	$840,789	$840,789

Mr. Suang-Yi Pai	$—	$76,138

Education Center	$520	$—

Lanbeisi	$128	$—

	$841,437	$977,838

Note 1. In the fourth quarter of 2005, Mr. Yang loaned $1,050,000 to the Company, and third parties, Olympic Well International Ltd.(“Olympic”) and Chen-Chen Shih (“Shih”), procured by Mr. Pai loaned $690,000 and $60,089, respectively. The loans were treated as a short-term loans, due in three months, with a per annum interest rate of 7%. A portion of the loan made by Olympic in the amount of US$342,364 was assigned to Mr. Pai on or about December 30, 2005. That amount, along with $209,211 which was owed Mr. Yang were forgiven in exchange for the Company’s forgiveness of Mr. Chiu’s debt to the Company of amount of $551,575 (NT$18,500,000, the currency has been translated at the exchange rates at the time of the loans) at the end of 2005. Outstanding loans of $347,636 (Olympic), $60,089 (Shih) are recorded as other payables, and $840,789 due to Mr. Yang was recorded as related parties.

NOTE 11 - INTANGIBLE ASSETS

	June 30, 2006	December 31, 2005
	(Unaudited)

Gross carrying amount
Franchise	$1,050,122	$1,036,178
Copyrights	617,303	609,106

	1,667,425	1,645,284
Less: Accumulated amortization
Franchise	(656,326)	(595,802)
Copyrights	(385,815)	(350,236)

	(1,042,141)	(946,038)

Net	$625,284	$699,246

Amortization charged to operations was $83,873 and $85,669for the six months ended June 30, 2006 and 2005, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2007	$167,747
2008	167,747
2009	167,747
2010	38,170

$541,411

NOTE 12 - BANK BORROWINGS

	Notes	June 30, 2006	December 31, 2005
		(Unaudited)

Bank term loans	(i)	$318,870	$564,704
Short-term unsecured bank loans	(ii)	498,493	539,583
Mid-term loan	(iii)	268,957	586,436
Mid-term secured bank loan	(iv)	1,307,765	1,466,574

		2,394,085	3,157,297
Less: Balances maturing within one year included in current liabilities
Bank term loans		82,038	145,042
Short-term unsecured bank loans		498,493	539,583
Mid-term loan		157,248	586,436

	Notes	June 30, 2006	December 31, 2005
		(Unaudited)

Mid-term secured bank loan		308,651	245,845

		1,046,430	1,516,906

Bank borrowings maturing after one year		$1,347,655	$1,640,391

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $590,761 and $873,215 that we have received from franchisees and the Group’s bank deposits of $47,301 and $46,456 as of June 30, 2006 and December 31, 2005, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The weighted average interest rates were 6.055% and 5.88% per annum as of June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the interest expenses charged to operations amounted to $12,887 and $27,775, respectively.

(ii)
In August 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553 and was extended on February 2006, which was collateralized by notes receivables in the amount approximately the loan balance, the KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of loan balance, and guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the lending bank’s basic borrowing rate plus 3.29% per annum and is due and payable in August 2006. The applicable interest rate is approximately 5% per annum as of June 30, 2006.

In April 2006, KCIT obtained an unsecured short-term loan in the amount of $214,173, which was guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the Taiwan basic borrowing rate plus 1.65% per annum and was fully settled in March 2007.

For the six months ended June 30, 2006 and 2005, the interest expense charged to operations from the above six unsecured short-term loans amounted to $14,622 and $28,504, respectively.

(iii)
In June 2005, KCIT obtained a loan of $609,106 from a financial institution, which bore interest at 5% per annum and was repayable in 18 equal monthly installments, to finance the Group’s operations. The last installment was due on December 13, 2006. As of June 30, 2006, the loan was collateralized by the KCIT’s refundable deposits of 121,821 and notes receivables approximating 20% of loan balance, and the Group repaid $406,376.

For the six months ended June 30, 2006 and 2005, the interest expenses charged to operations from the aforementioned loans amounted to $8,600 and $34,836, respectively.

(iv)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2005 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69% between annum for the year 2005 to 2007, and plus 1.69% from the annum for the year 2008.  On August 10, 2005, the bank extended the term of the loan and the Group repays the loan, which is now repayable in 84 equal monthly installments starting August 10, 2012. As of June 30, 2006, the applicable interest rate is approximately 2.4%, the Group repaid $44,287

In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6% per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008, was collateralized by notes receivables in 30% approximating the loan balance, and guaranteed by two directors of the Group. As of June 30, 2006, the Group repaid $196,724

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 3.7% per annum, and is repayable in 60 equal monthly installments. The last installment will be due on August 10, 2010, and guaranteed by two directors of the Group. As of June 30, 2006, the Group repaid $33,511

For the six months ended June 30, 2006 and 2005, the interest expense charged to operations amounted to $25,378 and $29,298, respectively.

NOTE 13 - RECEIPTS IN ADVANCE

The balance comprises:

	Notes	June 30, 2006	December 31, 2005
		(Unaudited)

Current liabilities:
Sales deposits received	(i)	$964,227	$682,553
Franchising income received	(ii)	1,592,603	1,391,625
Subscription fees received	(iii)	308,058	234,342
Others		22,301	45,160
		2,887,189	2,353,680

Long-term liabilities:
Franchising income received	(ii)	1,542,355	1,130,207

		$4,429,544	$3,483,887
Note:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 14 - OTHER PAYABLES

As of June 30, 2006, the balance of other payables was $801,372, and included the short-term loans with a per annum interest rate of 7% from third parties, Olympic and Shih, of $347,636 and $60,089, respectively, as discussed in Note 10 (viii), footnote1.

NOTE 15 - RETIREMENT PLANS

    The Group maintains tax-qualified defined contribution and benefit retirement plans for its employees in accordance with ROC Labor Standard Law. On July 1, 2005, the Bureau of National Health Insurance issued new Labor Retirement pension regulations in Taiwan. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. The Group has a new defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, and KCIT contributes a monthly amount equal to 6% of the employees’ base salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”), which commenced in September 2003 and which only applies to the regular employees of KCIT who were employed before June 2005. KCIT contributes a monthly amount equal to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations, which use the projected unit credit cost method of calculation, and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Under the old plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law in Taiwan. The benefits under the old plan are based on various factors such as years of service and the final base salary preceding retirement.

     The net periodic pension cost is as follows:

	Six months ended June 30,
	2006	2005
	(Unaudited)
Service cost	$—	$25,500
Interest cost	6,181	4,884
Expected return on assets	(2,455)	(1,697)
Amortization of unrecognized loss	1,496	428

Net periodic pension cost	$5,222	$29,115

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

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Six months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

Revenue
External revenue	$3,436,956	$3,651,100	$1,462,323	$1,508,438	$4,899,279	$5,159,538	$—	$4,187	$—	$—	$4,899,279	$5,163,725
Inter-segment revenue	(566)	—	—	—	(566)	—	—	—	—	—	(566)	—

	$3,436,390	$3,651,100	$1,462,323	$1,508,438	$4,898,713	$3,119,328	$—	$4,187	$—	$—	$4,898,713	$3,122,992

Profit (loss) from Operations	$425,672	$395,666	$113,846	$(279,098)	$539,518	$116,568	$(125,902)	$(121,339)	$—	$—	$413,616	$(4,772)

Capital expenditures	$20,865	$8,460	$5,094	$14,687	$25,959	$23,147	$—	$—	$—	$—	$25,959	$23,147

	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Total assets	$9,289,779	$8,503,513	$2,052,738	$2,311,798	$11,342,517	$10,815,311	$33,345	$299,141	$(120,224)	$(131,515)	$11,255,638	$10,982,937

NOTE 17 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

     As of June 30, 2006, the Company’s future minimum lease payments under non-cancelable operating leases expiring in excess of one year are as follows:

Years ending December 31,
2007	$244,847
2008	61,481
2009	20,494
2010	—
2011	—

$326,822

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

The Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2005 filed with the Securities and Exchange Commission on August 26, 2005 (the “First Amendment”) will be filed to restate Kid Castle's condensed consolidated statement of cash flow for the six months ended June 30, 2005 to reflect the impact of cash withdrawals from, and repayments to the Company by the ex-Chief Financial Officer, Mr. Yu-En Chiu (referred to as “ex-CFO”), during the six months period ended June 30, 2005. The impact of the restatement is described in detail in Note 3.1 to the accompanying restated condensed consolidated financial statements. Additionally, Kid Castle has also revised the discussion under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     As of June 30, 2006, the balance of our amortizable intangible assets was $625,284, including franchise-related intangible assets of $393,796 and copyrights of $231,488. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Comparison of The Three Months Ended June 30, 2006 and 2005

 Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues decreased by $114,547, or 6%, to $1,926,186 for the three months ended June 30, 2006 from $2,040,733 for the three months ended June 30, 2005, including the increase in sales of goods of $134,857, the decrease in franchising income of $21,980 and the other operating revenues of $277,424.

     Sales of goods. The increase in sales of goods, from $1,174,176 for the three months ended June 30, 2005 to $1,309,033 for the three months ended June 30, 2006, or 11%, was mainly due to increase in our Taiwan operations.

     Franchising income. The decrease in franchising income, from $710,121 for the three months ended June 30, 2005 to $688,141 for the three months ended June 30, 2006, or 3%, was mainly due to the decrease in franchising income from certain schools that exceeded the increases in franchising income.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and fees for designing the school layout of our franchised schools. Other operating revenue decreased by $227,424, or 145%, to ($70,988) for the three months ended June 30, 2006 from $156,436 for the three months ended June 30, 2005. The decrease was mainly due to the reclassification of the copyright revenue of $111,244 to Franchising income.

     Gross Profit. Gross profit decreased by $62,294, or 5%, to $1,232,880 for the three months ended June 30, 2006 from $1,295,174 for the three months ended June 30, 2005. The decrease in gross profit was attributable to the decrease in revenue.

     Total Operating Expenses. Total operating expenses decreased by $44,278, or 3%, to $1,444,257 for the three months ended June 30, 2006 from $1,488,535 for the three months ended June 30, 2005, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan and Shanghai operations.

     Other Operating Expenses. Other operating expenses decreased by $35,534, or 2%, to $1,429,510 for the three months ended June 30, 2006 from $1,465,044 for the three months ended June 30, 2005, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan operations.

     Interest Expenses, Net. Net interest expenses increased by $30,022, or 53%, to $86,752 for the three months ended June 30, 2006 from $56,730 for the three months ended June 30, 2005, primarily due to the increase of the borrowings from shareholders.

     Provision for Taxes. Provision for taxes for the three months ended June 30, 2006 and 2005 were $18,428 and $41,297, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

Comparison of The Six Months Ended June 30, 2006 and 2005

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues decreased by $265,012, or5%, to $4,898,713 for the Six months ended June 30, 2006 from $5,163,725 for the Six months ended June 30, 2005, including the decrease in sales of goods of $19,802 and the franchising income of $113,358 and the other operating revenues of $131,852.

     Sales of goods. The decrease in sales of goods, from $3,549,331 for the Six months ended June 30, 2005 to $3,529,529 for the Six months ended June 30, 2006, or 0.6%, was mainly due to exchange rate differences.

     Franchising income. The decrease in franchising income, from $1,308,046 for the Six months ended June 30, 2005 to $1,194,688 for the Six months ended June 30, 2006, or 9%, was mainly due to the decrease in franchising income from certain schools that exceeded the increases in franchising income.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and fees for designing the school layout of our franchised schools. Other operating revenue decreased by $131,852, or 43%, to $174,496 for the Six months ended June 30, 2006 from $306,348 for the Six months ended June 30, 2005. The decrease was mainly due to the decrease in franchised schools.

     Gross Profit. Gross profit decreased by $27,082, or 0.8%, to $3,275,544 for the Six months ended June 30, 2006 from $3,302,626 for the six months ended June 30, 2005. The decrease in gross profit was attributable to the decrease in revenue.

     Total Operating Expenses. Total operating expenses decreased by $445,470, or 13%, to $2,861,928 for the six months ended June 30, 2006 from $3,307,398 for the six months ended June 30, 2005, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan and Shanghai operations.

     Other Operating Expenses. Other operating expenses decreased by $405,904, or 12%, to $2,844,640 for the six months ended June 30, 2006 from $3,250,544 for the six months ended June 30, 2005, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan operations.

     Interest Expenses, Net. Net interest expenses increased by $4,142, or 4%, to $120,125 for the six months ended June 30, 2006 from $115,983 for the six months ended June 30, 2005, primarily due to the increase of the borrowings from shareholders.

     Provision for Taxes. Provision for taxes for the six months ended June 30, 2006 and 2005 were $186,909 and $184,750, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Fiscal Years 2006 and 2005

     As of June 30, 2006, our principal sources of liquidity included cash and bank balances of $1,285,438 which increased from $613,391 at December 31, 2005. The increase was mainly due to decreases in expenses of operations in Taiwan and Shanghai.

     Net cash (used in) provided by operating activities was $1,666,261 and $(941,456) during the six months ended June 30, 2006 and 2005, respectively. Net cash used in operating activities during the six months ended June 30, 2006 was primarily attributed to the net income, increase in receipts in advance and decrease in notes and accounts receivable.

     Net cash provided by investing activities were $353,511 and $1,614,033 during the six months ended June 30, 2006 and 2005, respectively. The $1,260,522 difference was primarily attributable to less cash provided by the Pledged notes receivable, which was $386,928 during the six months ended June 30, 2006 compared to $1,625,505 during the six months ended June 30, 2005.

     Net cash used in financing activities during the six months ended June 30, 2006 was $1,320,401 as compared to $267,657 during the six months ended June 30, 2005. The $1,052,744 difference was primarily attributable to the decrease of net proceeds from bank borrowings and use in repayment of loan from officers/stockholders during the six months ended June 30, 2006.

Off-Balance Sheet Arrangements

     As of June 30, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

The following table represents the Group’s contractual obligations:

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
	(Thousand dollars)
Contractual obligations
Bank borrowing	3,157	1,643	515	147	93	93	666
Pension benefit	29	—	—	—	—	—	29
Operating leases	1,644	305	248	222	208	135	526
Total	4,830	1,948	763	369	301	228	1,221

Bank Borrowing

     One of our financing sources is from bank borrowings. As of June 30, 2006 and 2005, the balances of bank borrowings, including current and non-current portions, were $2,394,085 and $4,026,406, respectively.

Pension Benefit

 As of July 1, 2005, the Group maintains two different retirement plans. Persuant to ROC Labor Standard Law, we have a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and we still maintains the benefit retirement plan (the “Old Plan”), which commenced in September 2003 and only applies to the regular employees of KCIT whom were employed before June 2005, as described in Note15 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $29,969, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the six months ended June 30, 2006 and 2005 amounted to $16,403, and $40,880, respectively.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2006, we have projected that, if interest rates were to increase by 1%, the result would be an annual increase in our interest expense of $24,057. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have no material pending legal proceedings.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A.	Exhibits
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2007

By:	/s/ Suang-Yi Pai
Name: Suang-Yi Pai Title: Chief Financial Officer