Form 10-Q
period 2006-09-30
KID CASTLE EDUCATIONAL CORP
filed 2007-05-21
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006
or

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

Yes  ☐  No ☒

As of September 30, 2006, there were 18,999,703 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

TABLE OF CONTENTS

Page
PART I	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	-2-
	a) Condensed Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005	-2-
	b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and September 30, 2005	-4-
	c) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 and September 30, 2005	-5-
	d) Condensed Consolidated Statements of Stockholders’ Equity	-6-
	e) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005	-7-
	f) Notes to Condensed Consolidated Financial Statements	-9-
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-23-
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	-28-
Item 4.	Controls and Procedures	-28-
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	-30-
Item 1A	Risk Factors	-30-
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	-30-
Item 3.	Defaults upon Senior Securities	-30-
Item 4.	Submission of Matters to a Vote of Security Holders	-30-
Item 5.	Other Information	-30-
Item 6	Exhibits and Reports on Form 8-K	-30-
SIGNATURES		-31-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets
Cash and bank balances	$1,559,780	$613,391
Bank fixed deposits - pledged (Note 12)	86,501	120,813
Notes and accounts receivable, net (Notes 5)	3,713,951	2,593,276
Inventories, net (Note 6)	1,355,727	2,069,492
Other receivables (Notes 7)	226,999	223,063
Prepayments and other current assets (Note 8)	295,350	411,526
Pledged notes receivable (Note 12)	460,048	849,704
Deferred income tax assets	130,578	72,992
Total current assets	7,828,934	6,954,257
Deferred income tax assets	48,364	46,382
Long-term investments (Note 9)	52,405	71,158
Property and equipment, net	1,700,329	1,808,411
Intangible assets, net of amortization (Note 11)	571,239	699,246
Long-term notes receivable	731,874	482,483
Pledged notes receivable (Note 12)	55,813	357,825
Other assets	215,742	563,175
Total assets	$11,204,700	$10,982,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 12)	$818,589	$1,516,906
Notes and accounts payable	1,269,080	1,385,478
Accrued expenses	695,185	560,733
Amounts due to stockholders/officers (Note 10)	1,250,183	977,838
Other payables	562,790	1,057,161
Deposits received	1,192,331	462,007
Receipts in advance (Note 13)	2,583,578	2,353,680
Income tax payable	244,258	122,481
Other current liabilities	218,875	—
Total current liabilities	8,834,869	8,436,284
Bank borrowings maturing after one year (Note 12)	1,086,239	1,640,391
Receipts in advance (Note 13)	1,427,646	1,130,207
Deposits received	181,873	864,196
Deferred liability	36,157	35,416
Accrued pension liabilities (Note 14)	181,358	174,387
Total liabilities	11,748,142	12,280,881

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued

(Expressed in US Dollars)

	September 30, 2006	December 31, 2005
	(Unaudited)
Commitments and contingencies (Note 16)

Minority interest	85,216	28,627

Shareholders’ equity
Common stock, no par share:
25,000,000 shares authorized; 18,999,703 shares issued and outstanding at September 30, 2006 and December 31, 2005	7,669,308	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(8,261,563)	(9,010,356)
Accumulated other comprehensive loss	(295,744)	(244,864)
Total shareholders’ equity	(628,658)	(1,326,571)
Total liabilities and shareholders’ equity	$11,204,700	$10,982,937

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three months ended September 30,
	2006	2005
	(Unaudited)
Operating Revenue
Sales of goods	$2,573,101		$2,822,830
Franchising income	831,805		606,879
Other operating revenue	307,698		142,459
Total net operating revenue	3,712,604		3,572,168
Operating costs
Cost of goods sold	(987,402)		(1,194,054)
Cost of franchising	(83,107)		(370,880)
Other operating costs	(527,095)		(129,805)
Total operating costs	(1,597,604)		(1,694,739)
Gross profit	2,115,000		1,877,429
Advertising costs	(2,296)		28,050
Other operating expenses	(1,379,880)		(2,330,509)
Income (loss) from operations	732,824		(425,030)
Interest expense, net	(31,632)		(55,363)
Share of loss of investments	(10,915)		(34,116)
Other non-operating income, net	77,719		138,777
Income (loss) before income taxes	767,996		(375,732)
Benefit (provision) for taxes	(62,552)		(90,611)
Income (loss) after income taxes	705,444		(466,343)
Minority interest income (loss)	(41,731)		35,206
Net income (loss)	$663,713		$(431,137)
Earnings (loss) per share - basic and diluted	$0.03	$	(0.02)
Weighted-average shares used to compute earnings (loss) per share - basic and diluted	18,999,703		18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Nine months ended September 30,
	2006	2005
	(Unaudited)
Operating Revenue
Sales of goods	$6,102,630		$6,372,162
Franchising income	2,026,493		1,914,925
Other operating revenue	482,194		448,807
Total net operating revenue	8,611,317		8,735,894
Operating costs
Cost of goods sold	(2,357,627)		(2,701,227)
Cost of franchising	(254,474)		(547,535)
Other operating costs	(608,672)		(307,076)
Total operating costs	(3,220,773)		(3,555,838)
Gross profit	5,390,544		5,180,056
Advertising costs	(19,584)		(28,804)
Other operating expenses	(4,224,520)		(5,581,054)
Income (loss) from operations	1,146,440		(429,802)
Interest expense, net	(151,757)		(171,346)
Share of loss of investments	(20,000)		(21,633)
Other non-operating income (loss), net	78,894		192,401
Income (loss) before income taxes	1,053,577		(430,380)
Benefit (provision) for taxes	(249,461)		(275,361)
Income (loss) after income taxes	804,116		(705,741)
Minority interest income (loss)	(55,323)		16,147
Net income (loss)	$748,793		$(689,594)
Earnings (loss) per share - basic and diluted	$0.04	$	(0.04)
Weighted-average shares used to compute earnings (loss) per share - basic and diluted	18,999,703		18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Total

Balance, December 31, 2004	18,999,703	$7,669,308	$194,021	$65,320	$(7,312,074)	$(222,650)	$393,925
Net loss for 2005	-	-	-	-	(1,698,282)	-	(1,698,282)
Cumulative translation adjustment	-	-	-	-	-	(22,214)	(22,214)
Comprehensive loss							(1,720,496)

Balance, December 31, 2005	18,999,703	$7,669,308	$194,021	$65,320	$(9,010,356)	$(244,864)	$(1,326,571)
Net income for the nine months ended September 30, 2006 (Unaudited)	-	-	-	-	748,793	-	748,793
Cumulative translation adjustment (Unaudited)	-	-	-	-	-	(50,880)	(50,880)
Comprehensive loss (Unaudited)							697,913

Balance, September 30, 2006 (Unaudited)	18,999,703	$7,669,308	$194,021	$65,320	$(8,261,563)	$(295,744)	$(628,658)

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Nine months ended September 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities
Net income (loss)	$748,793	$(689,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	270,333	333,388
Allowance for doubtful debts and sales returns	801,323	1,231,289
Provision (reversal) of allowance for loss on inventory obsolescence and slow-moving items	57,204	58,325
Loss (gain) on disposal of property and equipment	—	(30,333)
Minority interests	55,323	(16,017)
Share of loss (gain) of investments	20,000	21,157
(Increase)/decrease in:
Notes and accounts receivable	(2,255,781)	(2,124,415)
Inventories	654,177	240,064
Other receivables	244,535	159,779
Prepayments and other current assets	115,420	(259,470)
Deferred income tax assets	(61,755)	11,313
Other assets	349,901	(63,276)
Increase/(decrease) in:
Notes and accounts payable	(107,449)	574,013
Accrued expenses	153,224	406,985
Other payables	(135,059)	36,015
Receipts in advance	566,707	(178,961)
Income taxes payable	125,255	111,039
Deposits received	528,489	63,187
Accrued pension liabilities	(3,793)	85,088

Net cash provided by (used in) operating activities	2,126,847	(30,424)

Cash flows from investing activities
Purchase of property and equipment	(49,928)	(111,270)
Proceeds from disposal of property and equipment	—	78,661
Amount due from stockholder/director	—	—
Prepayment of long-term investments	—	—
Acquisition of long-term investments	—	—
Collection of long term notes	—	(46,043)
Increase in interest in associates	—	—
Bank fixed deposits - pledged	34,023	—
Pledged notes receivable	695,875	—
Advances to shareholder	—	(2,267,424)
Repayments of advances to shareholder	—	2,267,424

Net cash provided by (used in) investing activities	679,970	(78,652)

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows - Continued

(Expressed in US Dollars)

	Nine months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$213,903	$791,450
Proceeds from loan from a stockholder	—	—
Repayment of bank borrowings	(1,466,062)	(994,388)
Proceeds from capital leases	—	—
Repayment of capital leases	—	(18,365)
Repayment of loan from officers/stockholders	(562,806)	—

Net cash used in financing activities	(1,814,965)	(221,303)

Net increase (decrease) in cash and cash equivalents	991,852	(330,379)

Effect of exchange rate changes on cash and cash equivalents	(45,463)	96,409

Cash and cash equivalents at beginning of period	613,391	507,895

Cash and cash equivalents at end of period	$1,559,780	$273,925

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

On March 9, 2001, KCIT formed a wholly-owned subsidiary, Premier Holding Investment Property Limited incorporated in the British Virgin Islands, which held the entire common stock of Higoal Developments Limited (“Higoal”) incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly-owned subsidiary, Kid Castle Educational Software Development Company Limited (“KCES”) in the People’s Republic of China (the “PRC”). The existing operations of Higoal are principally located in Taiwan and are being expanded in the PRC. In June 2002, after KCIT undertook a series of group restructurings, KCIT became the direct owner of the outstanding shares of Higoal. Premier Holding Investment Property Limited was then liquidated in June 2003.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2006, and for the nine months ended September 30, 2006 and 2005 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The Group has incurred operating losses since inception and hence, as of September 30, 2006, the balance of accumulated deficit was $8,261,563. The Group plans to fund its working capital needs by obtaining new credit lines from financial institutions and raising capital through the sale of equity securities. If the Group is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Group. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Group to reduce headcount, sales and marketing, other expansion activities, which may affect the future growth of the Group’s operations.

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

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the nine months ended September 30, 2006 and 2005, the Group did not have any potential common stock shares.

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

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	September 30, 2006	December 31, 2005
	(Unaudited)

Notes and accounts receivable
- Third parties	$4,878,707	$2,944,574
- Related parties (NOTE 10)	367,048	401,184

Total	5,245,755	3,345,758
Allowance for doubtful accounts and sales returns	(1,531,804)	(752,482)

Notes and accounts receivable, net	$3,713,951	$2,593,276

NOTE 6 - INVENTORIES

	September 30, 2006	December 31, 2005
	(Unaudited)

Work in process	$120,160	$127,001
Finished goods and other merchandises	2,040,040	2,696,942

	2,160,200	2,823,943
Less: Allowance for obsolete inventories and decline of market value	(804,473)	(754,451)

	$1,355,727	$2,069,492

NOTE 7 - OTHER RECEIVABLES

	September 30, 2006	December 31, 2005
	(Unaudited)
Other receivables - third parties:
Tax paid on behalf of landlord	$—	$2,013
Advances to staff	—	125,590
Grants from Market Information Center	—	—
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note (i))	376,233	368,528
Other receivables	198,227	86,141
Less : Allow for doubtful accounts	(376,233)	(368,528)

Sub-total	198,227	213,744
Other receivables - related parties (NOTE 10)	28,772	9,319
	$226,999	$223,063

Note:

(i)
Shanghai Wonderland was a distributor of the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), RMB$500,000 (approximately $60,000) and RMB$2,500,000 (approximately $310,000) for operations in December 2003, July 2005 and August 2005, respectively. The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005. As of September 30, 2006, Shanghai Wonderland still owes the Group a balance of RMB$3,000,000 (approximately $376,233). Such sum has now been itemized and recorded as "allowance for doubtful accounts" compared to its prior recognition as "Other receivables".

NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	September 30, 2006	December 31, 2005

Prepayments	$268,576	$399,659
Temporary payments	1,172	11,038
Tax recoverable	—	—
Prepaid interest	51	—
Others	25,551	829

	$295,350	$411,526

NOTE 9 - INTEREST IN ASSOCIATES

	September 30, 2006	December 31, 2005
	(Unaudited)

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$94,885	$92,942
Share of loss	(39,636)	(40,803)

	$55,249	$52,139

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$88,560	$86,746
Share of loss	(96,923)	(80,360)

	$(8,363)	$6,386

Lanbeisi Education & Culture Industrial Co., Ltd (“Lanbeisi”) (Note (iii))
Investment cost	$45,545	$44,612
Share of loss	(40,026)	(31,979)

	$5,519	$12,633

Total	$52,405	$71,158

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

For the nine months ended September 30, 2006 and 2005, the Group recognized investment income accounted for under the equity method in Education Center of $1,996 and $19,408, respectively.

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

For the nine months ended September 30, 2006 and 2005, the Group recognized an investment loss of $14,708 and $31,730 respectively, accounted for under the equity method, in Tianjin Consulting.

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

For the nine months ended September 30, 2006 and 2005, the Group recognized an investment loss of $7,291 and $9,302 respectively, accounted for under the equity method, in Lanbeisi.

NOTE 10 - RELATED PARTY TRANSACTIONS

A. Names of related parties and relationship with the Group are as follows:

Names of related parties	Relationship with the Company
Mr. Kuo-An Wang	In October 2005 resigned as chairman of the board of directors, president and chief executive officer of the Company. On October 18, 2006 resigned as director of the board of directors.

Mr. Yu-En Chiu	On June 1, 2006 resigned as chief financial officer and director of the board of directors. Mr. Chiu remained the Chairman of PRC operation until February 28, 2007.

Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005.

Mr. Suang-Yi Pai	Director and chairman of the board of directors since November 2, 2005.

Chevady Culture Enterprise Limited (“CCE”)	Its chairman of the board of directors is Mr. Kuo-An Wang.

Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei City Private Kid Castle Preschool (“TCP Kid Castle”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Kid’s Castle Yin Cyun Preschool(“TCP Yin Cyun”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Taipei Country Private Yin Tzu Preschool (“TCP Yin Tzu”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Private Kuan Lung Short Term Language Cram School (“Kuan Lung Language”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Taipei City Private Chu Sheng Preschool (“TCP Chu Sheng”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Taipei Country Private Chu Yao Preschool (“TCP Chu Yao”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Private Liang Yu Language & Computer School ("Liang Yu Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.

21st Century Publishing House (“Publishing House”)	A joint venture partner (third-party after July 2004).

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.

21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”)	An investment accounted for under the equity method.

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method.

B. Significant transactions and balances with related parties are as follows:

	Nine months ended September 30,
	2006	2005
	(Unaudited)
(i) Sales to:
- PKC Language	$—	$7,892
- TCP PKC	—	7,892
- TCP Chung-hua	3,443	16,139
- TCP Chevady	—	10,838
- TCP Wonderland	—	10,838
- TCP Kid Castle	—	11,570
- Kuan Lung Language	15,150	—
- TCP Chu Yao	23,292	—
- TCP Chu Sheng	8,077	—
- TCP Yin Cyun	55,395	—
- TCP Yin Tzu	25,114	—
- Liang Yu Language	38,479	—
- English School	24,013	17,475
- Tianjin Consulting	17,964	17,616
- Lanbeisi	27,148	42,111

	$238,075	$142,371

(ii) Rental income from:
- CCE	$—	$1,419
	$—	$1,419

(iii) Franchising income from:
- PKC Language	$—	$136
- TCP PKC	—	136
- TCP Kid Castle	—	5,541
- TCP Chung-Hua	—	—
- TCP Wonderland	—	5,542
- TCP Chu Sheng	9,228	—
- TCP Yin Cyun	4,441	—
- Yin Chyn Language	8,305
	1,849	—
	$23,823	$11,355

(iv)
The two directors and stockholders, Mr. Min-Tan Yang and Mr. Suang-Yi Pai, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 - Bank Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(v)	Accounts and notes receivable - related parties:

	September 30,	December 31,
Name of related parties	2006	2005
	(Unaudited)

- PKC Language	38,184	26,147
- TCP PKC	38,184	52,294
- TCP Chung-hua	50,021	53,665
- TCP Chevady	47,270	48,685
- TCP Wonderland	47,270	48,685
- TCP Kid Castle	55,337	58,172
- Kuan Lung Language	3,342	─
- TCP Chu Yao	10,100	─
- TCP Chu Sheng	9,160	─
- TCP Yin Cyun	14,976	33,585
- TCP Yin Tzu	493	29,062
- Liang Yu Language	5,508	12,071
- Education Center	─	─
- Tianjin Consulting	28,637	20,826
- Lanbeisi	18,566	17,992

	$367,048	$401,184

(vii) Other receivables - related parties:

	September 30,	December 31,
Name of related parties	2006	2005
	(Unaudited)

Amount due from Publishing House (Note 1)	$ ─	$ ─
Amount due from Education Center (Note 2)	19,258	─
Amount due from Tianjin Consulting (Note 3)	16	15
Amount due from Lanbeisi (Note 4)	9,498	9,304

	$28,772	$9,319
Note:

1.
As of December 31, 2003, the amount due from Publishing House consists primarily of amounts due under a loan of RMB$1,000,000 (approximately $120,000 from the Group to Publishing House for the incorporation of Culture Media). The loan is unsecured and bears no interest. Pursuant to the terms of the loan, Publishing House was obligated to repay the loan on or before September 27, 2004 or it would be required to transfer its 40% ownership interest in Culture Media to the Group. On July 2, 2004, as Publishing House did not repay the loan, the Group decided to take over the 40% ownership from Publishing House, and therefore, the Group’s ownership in Culture Media has increased to 90% and Culture Media has become a consolidated entity.

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

(viii)	Significant transactions and balances with related parties are as follows:

1. Other payables - Amount due to directors/related parties:

Name of Related Parties	September 30, 2006		December 31, 2005

Mr. Kuo-An Wang	$	─		$60,911

Mr. Min-Tan Yang (Note 1)		$840,789		$840,789

Mr. Suang-Yi Pai (Note 1)		$407,725		$76,138

Education Center		$1,539	$	─

Lanbeisi		$130	$	─

		$1,250,183		$977,838

Note 1.
In the fourth quarter of 2005, Mr. Yang loaned $1,050,000 to the Company, and third parties, Olympic Well International Ltd.(“Olympic”) and Chen-Chen Shih (“Shih”), procured by Mr. Pai loaned $690,000 and $60,089, respectively. The loans were treated as short-term loans, due in three months, with a per annum interest rate of 7%. A portion of the loan made by Olympic in the amount of US$342,364 was assigned to Mr. Pai on or about December 30, 2005. That amount, along with $209,211 which was owed Mr. Yang were forgiven in exchange for the Company’s forgiveness of Mr. Chiu’s debt to the Company of the amount of $551,575 (NT$18,500,000, the currency has been translated at the exchange rates at the time of the loans). As of July 31, 2006 the remaining debt owed by the Company to Olympic and Shih was assigned to Mr. Pai pursuant to Assignment Agreements dated as of August 1, 2006.

NOTE 11 - INTANGIBLE ASSETS

	September 30, 2006	December 31, 2005
	(Unaudited)
Gross carrying amount
Franchise	$1,027,882	$1,036,178
Copyrights	604,230	609,106

	1,632,112	1,645,284
Less: Accumulated amortization
Franchise	(668,123)	(595,802)
Copyrights	(392,750)	(350,236)

	(1,060,873)	(946,038)

Net	$571,239	$699,246

Amortization charged to operations was $124,885 and $137,772 for the nine months ended September 30, 2006 and 2005, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2007	$166,514
2008	166,514
2009	166,514
2010	33,190
$532,732

NOTE 12 - BANK BORROWINGS

	Notes	September 30, 2006	December 31, 2005
		(Unaudited)

Bank term loans	(i)	$166,268	$564,704
Short-term unsecured bank loans	(ii)	463,814	539,583
Mid-term loan	(iii)	─	586,436
Mid-term secured bank loan	(iv)	1,274,746	1,466,574

		1,904,828	3,157,297
Less: Balances maturing within one year included in current liabilities
Bank term loans		103,397	145,042
Short-term unsecured bank loans		463,814	539,583
Mid-term loan		─	586,436
Mid-term secured bank loan		251,378	245,845

		818,589	1,516,906

Bank borrowings maturing after one year		$1,086,239	$1,640,391

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $453,200 and $873,215 that we have received from franchisees and the Group’s bank deposits of $16,563 and $46,456 as of September 30, 2006 and December 31, 2005, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks. The weighted average interest rates were 6.055% and 5.88% per annum as of September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the interest expense charged to operations amounted to $16,092 and $31,626, respectively.

(ii)
In August 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553 and was extended on August 2006, which was collateralized by notes receivables in the amount approximately the loan balance, the KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of loan balance, and guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the lending bank’s basic borrowing rate plus 3.29% per annum and is due and payable in February 2007. The applicable interest rate is approximately 5% per annum as of September 30, 2006.

In April 2006, KCIT obtained an unsecured short-term loan in the amount of $214,173, which was guaranteed by two directors and stockholders of the Group, to finance the Group’s operations. The loan bears interest at the Taiwan basic borrowing rate plus 1.65% per annum and was fully settled in March 2007.

For the nine months ended September 30, 2006 and 2005, the interest expense charged to operations from the above nine unsecured short-term loans amounted to $19,985 and $38,239, respectively.

(iii)
In June 2005, KCIT obtained a loan of $609,106 from a financial institution, which bore interest at 5% per annum and was repayable in 18 equal monthly installments, to finance the Group’s operations. We have rescinded the contract and fully repaid on July 17, 2006.

For the nine months ended September 30, 2006 and 2005, the interest expense charged to operations from the aforementioned loans amounted to $8,219 and $54,892, respectively.

(iv)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2005 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69% between annum for the year 2005 to 2007, and plus 1.69% from the annum for the year 2008.  On August 10, 2005, the bank extended the term of the loan and the Group repays the loan, which is now repayable in 84 equal monthly installments starting August 10, 2012. As of September 30, 2006, the applicable interest rate is approximately 2.4%, the Group repaid $43,092

In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6% per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008, was collateralized by notes receivables in 30% approximating the loan balance, and guaranteed by two directors of the Group. As of September 30, 2006, the Group repaid $191,417.

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 3.7% per annum, and is repayable in 60 equal monthly installments. The last installment will be due on August 10, 2010, and is guaranteed by two directors of the Group. As of September 30, 2006, the Group repaid $42,547.

For the nine months ended September 30, 2006 and 2005, the interest expense charged to operations amounted to $37,828 and $41,431, respectively.

NOTE 13 - RECEIPTS IN ADVANCE

The balance comprises:

	Notes		September 30, 2006	December 31, 2005
			(Unaudited)

Current liabilities:
Sales deposits received	(i	)	$709,482	$682,553
Franchising income received	(ii	)	1,656,966	1,391,625
Subscription fees received	(iii	)	199,040	234,342
Others			18,090	45,160
			2,583,578	2,353,680

Long-term liabilities:
Franchising income received	(ii	)	1,427,646	1,130,207

			$4,011,224	$3,483,887

Note:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 14 - RETIREMENT PLANS

    The Group maintains tax-qualified defined contribution and benefit retirement plans for its employees in accordance with ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued new Labor Retirement pension regulations in Taiwan. The Group has defined the new contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, and KCIT contributes monthly an amount equal to 6% of the employees’ base salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”), which commenced in September 2003 and only applies to the regular employees of KCIT who were employed before June 2005, and KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Under the old plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law in Taiwan. The benefits under the old plan are based on various factors such as years of service and the final base salary preceding retirement.

     The net periodic pension cost is as follows:

	Nine months ended September 30,
	2006	2005
	(Unaudited)
Service cost	$—	$25,500
Interest cost	9,204	9,713
Expected return on assets	(1,827)	(3,343)
Amortization of unrecognized loss	2,227	883

Net periodic pension cost	$9,604	$32,753

NOTE 15 - GEOGRAPHICAL SEGMENTS

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

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Revenue
External revenue	$5,716,524	$6,160,236	$2,895,355	$2,571,495	$8,611,879	$8,731,731	$—	$4,163	$—	$—	$8,611,879	$8,735,894
Inter-segment revenue	(562)	522	—	—	(562)	522	—	—	—	(522)	(562)	—

	$5,715,962	$6,160,758	$2,895,355	$2,571,495	$8,611,317	$8,732,253	$—	$4163	$—	$(522)	$8,611,317	$8,735,894

Profit (loss) from Operations	$666,032	$786,334	$682,815	$(1,033,972)	$1,348,847	$(247,638)	$(202,407)	$(182,164)	$—	$—	$1,146,440	$(429,802)

Capital expenditures	$32,863	$8,460	$16,077	$14,073	$48,940	$22,533	$—	$—	$—	$—	$48,940	$22,533

	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005

Total assets	$8,580,973	$8,503,513	$2,686,520	$2,311,798	$11,267,493	$10,815,311	$29,465	$299,141	$(92,258)	$(131,515)	$11,204,700	$10,982,937

NOTE 16 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

     As of September 30, 2006, the Company’s future minimum lease payments under non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2007	$238,385
2008	59,859
2009	19,953
2010	—
2011	—
$318,197

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

FORWARD-LOOKING STATEMENTS

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

     As of September 30, 2006, the balance of our amortizable intangible assets was $571,239, including franchise-related intangible assets of $359,759 and copyrights of $211,480. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2006 and 2005

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $140,436, or 4%, to $3,712,604 for the three months ended September 30, 2006 from $3,572,168 for the three months ended September 30, 2005, including the decrease in sales of goods of $249,729, the increase in franchising income of $224,926 and other operating revenues of $165,239.

     Sales of goods. The decrease in sales of goods, from $2,822,830 for the three months ended September 30, 2005 to $2,573,101 for the three months ended September 30, 2006, or 4%, was mainly due to the decrease in Taiwan operations.

     Franchising income. The increase in franchising income, from $606,879 for the three months ended September 30, 2005 to $831,805 for the three months ended September 30, 2006, or 37%, was mainly due to the decrease in Shanghai operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and the copyright revenue in PRC. Other operating revenue increased by $165,239, or 116%, to $307,698 for the three months ended September 30, 2006 from $142,459 for the three months ended September 30, 2005. The increase was mainly due to the increase in Taiwan operations.

     Gross Profit. Gross profit increased by $237,571, or 13%, to $2,115,000 for the three months ended September 30, 2006 from $1,877,429 for the three months ended September 30, 2005. The increase in gross profit was attributable to the increase of the copyright revenue in other operating revenue.

Total Operating Costs. Total operating costs decreased by $97,135, or 6%, to $1,597,604 for the three months ended September 30, 2006 from $1,694,739 for the three months ended September 30, 2005. This decrease was mainly due to decrease in sales of goods.

Total Operating Expenses. Total operating expenses decreased by $920,283, or 40%, to $1,382,176 for the three months ended September 30, 2006 from $2,302,459 for the three months ended September 30, 2005, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan and Shanghai operations.

    Other Operating Expenses. Other operating expenses decreased by $950,629, or 41%, to $1,379,880 for the three months ended September 30, 2006 from $2,330,509 for the three months ended September 30, 2005, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan and Shanghai operations.

     Interest Expense, Net. Net interest expense decreased by $23,731, or 43%, to $31,632 for the three months ended September 30, 2006 from $55,363 for the three months ended September 30, 2005, primarily due to the decrease of the borrowings from banks.

     Provision for Taxes. Provision for taxes for the three months ended September 30, 2006 and 2005 were $62,552and $90,611, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

Comparison of the Nine Months Ended September 30, 2006 and 2005

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues decreased by $124,577, or 1%, to $8,611,317 for the Nine months ended September 30, 2006 from $8,735,894 for the Nine months ended September 30, 2005, including the decrease in sales of goods of $269,532, the increase in franchising income of $111,568 and the other operating revenues of $33,387.

     Sales of goods. The decrease in sales of goods, from $6,372,162 for the Nine months ended September 30, 2005 to $6,102,630 for the Nine months ended September 30, 2006, or 4%, was mainly due to the decrease in Taiwan operations.

     Franchising income. The increase in franchising income, from $1,914,925 for the Nine months ended September 30, 2005 to $2,026,493 for the Nine months ended September 30, 2006, or 6%, was mainly due to the increase in PRC operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and fees for designing the school layout of our franchised schools. Other operating revenue increased by $33,387, or 7%, to $482,194 for the Nine months ended September 30, 2006 from $448,807 for the Nine months ended September 30, 2005. The increase was mainly due to the increase in Taiwan operations.

     Gross Profit. Gross profit increased by $210,488, or 4%, to $5,390,544 for the Nine months ended September 30, 2006 from $5,180,056 for the Nine months ended September 30, 2005. The increase in gross profit was attributable to the decrease in the net operating costs exceeding the decrease in the net operating revenue.

Total Operating Costs. Total operating costs decreased by $335,065, or 9%, to $3,220,773 for the Nine months ended September 30, 2006 from $3,555,838 for the Nine months ended September 30, 2005. This decrease was mainly due to decrease in sales of goods.

   Total Operating Expenses. Total operating expenses decreased by $1,365,754, or 24%, to $4,244,104 for the Nine months ended September 30, 2006 from $5,609,858 for the Nine months ended September 30, 2005, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan and Shanghai operations.

   Other Operating Expenses. Other operating expenses decreased by $1,365,534, or 24%, to $4,224,520 for the Nine months ended September 30, 2006 from $5,581,054 for the Nine months ended September 30, 2005, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Taiwan and Shanghai operations.

     Interest Expense, Net. Net interest expenses decreased by $19,589, or 11%, to $151,757 for the Nine months ended September 30, 2006 from $171,346 for the Nine months ended September 30, 2005, primarily due to the decrease of the borrowings from banks.

     Provision for Taxes. Provision for taxes for the Nine months ended September 30, 2006 and 2005 were $249,461and $275,361, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Fiscal Years 2006 and 2005

     As of September 30, 2006, our principal sources of liquidity included cash and bank balances of $1,559,780 which increased from $613,391 at December 31, 2005. The increase was mainly due to decreases in expenses of operations in Taiwan and Shanghai.

     Net cash (used in) provided by operating activities were $2,126,847 and $(30,424) during the Nine months ended September 30, 2006 and 2005, respectively. Net cash used in operating activities during the Nine months ended September 30, 2006 was primarily attributed to the increase in net income.

     Net cash (used in) provided by investing activities were $679,970 and $(78,652) during the Nine months ended September 30, 2006 and 2005, respectively. The $758,622 difference was primarily attributable to cash provided by long-term notes receivable.

     Net cash used in financing activities during the Nine months ended September 30, 2006 was $1,814,965 as compared to $221,303 during the Nine months ended September 30, 2006 and 2005, respectively. The $1,593,495 difference was primarily attributable to the decrease cash in the proceeds from bank borrowings and use in repayment of loan from officers/stockholders and banks during the Nine months ended September 30, 2006.

Off-Balance Sheet Arrangements

     As of September 30, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

     One of our financing sources is from bank borrowings. As of September 30, 2006 and 2005, the balances of bank borrowings, including current and non-current portions, were $1,904,828 and $4,081,869, respectively.

Pension Benefit

On July 1, 2005, we maintains two different retirement plans, according to ROC Labor Standard Law, we have a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and we still maintains the benefit retirement plan (the “Old Plan”) which commenced in September 2003, only applies to the regular employees of KCIT whom were employed before June 2005, as described in Note14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $29,969, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the nine months ended June September 30, 2006 and 2005 amounted to $26,326, and $59,166, respectively.

Going Concern

     The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As the Group is aggressively expanding its business in the PRC and the Group’s PRC operation is still in an emerging stage and has not turned profitable, the Group has suffered recurring losses from operations and has a net capital deficiency. The above conditions raise substantial doubt about the Group’s ability to continue as a going concern, if the investment in the PRC does not gradually see returns. As discussed in Note 12 to our Condensed Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their continuous support to the Group until other sources of funds have been obtained. Moreover, the Group successfully obtained new bank facilities in the first quarter of 2006 (please refer to Note 12 to our Condensed Consolidated Financial Statements for more information). Management believes that, with continuous growth in the sales in the PRC, the existing directors’ support and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for the third quarter fiscal of 2006, we have projected that, if interest rates were to increase by 1%, the result would be an annual increase in our interest expense of $19,422. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We have no material pending legal proceedings.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended September 30, 2006 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2005.

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

Dated May 21, 2007	BY:	/s/ SUANG-YI PAI
SUANG-YI PAI
CHIEF FINANCIAL OFFICER