Form 10-Q/A
period 2004-06-30
KID CASTLE EDUCATIONAL CORP
filed 2007-05-24
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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
Yes ☐   No ☒

As of May 24, 2007, there were 25,000,000 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE:

Kid Castle Educational Corporation (the “Company”) is filing this Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the “Second Amendment”) to amend and restate the Condensed Consolidated Statement of Cash Flows for the second quarter ended June 30, 2004 and the Note 2.1 and Note 10, B(vii) footnote 2 of the Notes to the Consolidated Financial Statements (collectively, the “Cash Flow Statement and the Related Notes”) contained in Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the second quarter ended June 30, 2004 filed with the Securities and Exchange Commission (“SEC”) on August 17, 2004 (the “First Amendment”).

This Second Amendment amends and restates the Cash Flow Statement and the Related Note of the First Amendment to properly account for and reflect certain transactions that occurred during this quarterly period involving inappropriate withdrawals and subsequent repayments by Yu-En Chiu, a former Chief Financial Officer of the Company (“ex-CFO”).

This Second Amendment amends and restates as follows:

(1)
The negative amount of $140,634 in the form of “Advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Six months ended June 30, 2004” in the Condensed Consolidated Statement of Cash Flows for the second quarter ended June 30, 2004

(2)
The positive amount of $140,634 in the form of “Repayments of advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Six months ended June 30, 2004” in the Condensed Consolidated Statement of Cash Flows for the second quarter ended June 30, 2004

(3)
The disclosures under the Notes of the Condensed Consolidated Financial Statements are revised by adding Note 2.1 “Restatement” to reflect the effects of such transaction on the Condensed Consolidated Financial Statements.

(4)
Detailed information is provided in footnote 2 of subsection (vii) entitled “Amount due to (from) officers/shareholders” under Part B of Note 10 to the Notes of the Condensed Consolidated Financial Statements to reflect the above transactions.

(5)	The discussion under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is revised by adding a paragraph to reflect the effects of such transaction

(6)	The discussion under Item 4, “Controls and Procedures” is revised in order to reflect the effects of such transactions.

Accordingly, the Condensed Consolidated Statement of Cash Flows for the second quarter ended June 30, 2004, Note 2.1 and footnote 2 of subsection (vii) entitled “Amount due to (from) officers/shareholders” under Part B of Note 10 to the Notes of the Condensed Consolidated Financial Statements, and the narrative of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures, as amended and restated, are produced in this Second Amendment in their entirety. Unaffected items in the First Amendment have not been restated in this Second Amendment.

As a result of this Second Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the First Amendment, have been re-executed and re-filed as of the date of this Second Amendment.

This Second Amendment does not otherwise reflect events occurring after the filing of the First Amendment, or otherwise update these disclosures. Accordingly, this Second Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the First Amendment.

PART I: FINANCIAL INFORMATION

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Six months ended June 30,
	2004	2003
	(Restated)
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(930,292)	$(1,203,578)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	107,729	81,549
Amortization of intangible assets	80,824	77,753
(Reversal of) provision for allowance for sales returns	(13,126)	44,617
Allowance for doubtful debts	130,866	28,785
Provision for (reversal of) loss on inventory obsolescence and slow-moving items	34,970	(168,989)
Share of (profit) loss of investments	(31,425)	12,681
Loss on write-off of an investment	—	132,116
(Increase)/decrease in:
Notes and accounts receivable	402,524	(606,246)
Inventories	(185,880)	(339,939)
Other receivables	(202,283)	(32,527)
Prepayments and other current assets	9,484	(123,391)
Deferred income tax assets	3,306	182,030
Other assets	(86,257)	(39,644)
Increase/(decrease) in:
Notes and accounts payable	219,374	(235,045)
Accrued expenses	(36,063)	30,899
Other payables	205,497	454,737
Receipts in advance	(202,230)	31,030
Income taxes payable	(3,306)	—
Deposits received	99,576	167,098
Accrued pension liabilities	8,882	29,102

Net cash used in operating activities	(387,830)	(1,476,962)

Cash flows from investing activities
Purchase of property and equipment	(47,371)	(87,809)
Amount due from stockholder/director	—	122,300
Acquisition of long-term investments	(103,346)	—
Bank fixed deposits - pledged	(111,678)	(65,381)
Pledged notes receivable	11,407	37,873
Advances to ex-CFO (restated)	(140,634)	—
Repayments of advances to ex-CFO (restated)	140,634	—

Net cash (used in) provided by investing activities	(250,988)	6,983

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows - Continued
(Expressed in US Dollars)

	Six months ended June 30,
	2004	2003
	(Restated)
	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$2,865,929	$618,415
Repayment of bank borrowings	(2,346,878)	(201,489)
Repayment of capital leases	(13,933)	(6,585)
Proceeds from loan from officers/stockholders	—	31,427
Repayment of loan from officers/stockholders	(585,006)	—
Stock subscriptions received in advance	—	2,181,578

Net cash provided by financing activities	(79,888)	2,623,346

Net (decrease) increase in cash and cash equivalents	(718,706)	1,153,367
Effect of exchange rate changes on cash and cash equivalents	(12,829)	3,033
Cash and cash equivalents at beginning of period	1,273,723	125,806

Cash and cash equivalents at end of period	$542,188	$1,282,206

Supplemental disclosure of cash flow information Interest paid	$32,885	$247,149

Income taxes paid	$1,222	$1,729

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$—	$57,571

Increase (decrease) of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:
Other receivables - related parties	$—	$(259,308)

Accrued expenses	$—	$5,181

Deposits received	$20,924	$—

Other payables	$32,900	$—

Receipts in advance	$(200,303)	$533,472

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows - Continued
(Expressed in US Dollars)

	Six months ended June 30,
	2004	2003
	(Restated)
	(Unaudited)
Write-off of an associate investment against deferred income
Balance of an associate investment	$—	$298,113
Balance of deferred income	—	(165,997)

Loss on write-off of an associate investment	$—	$132,116

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.1 — RESTATEMENT

During the six months ended June 30, 2004, the Company’s then Chief Financial Officer (referred to as “ex-CFO”) made fund withdrawals from and repayments to the Company and returned the full withdrawn amount of cash by June 30, 2004. The Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2004 has been restated to disclose the resulting cash flow impact in the Condensed Consolidated Statement of Cash Flows and to disclose such transactions in Note 10, “Related Party Transactions”, B, (vii) “Amount due to(from) officers/shareholders”, footnote 2.

The impact of the restatement on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 is as follows:

	As Previously Reported	Restated Amount
Advances to ex-CFO	-	(140,634)
Repayments of advances to ex-CFO	-	140,634
Net cash (used in) provided by investing activities	(250,988)	(250,988)

NOTE 10 — RELATED PARTY TRANSACTIONS  (Restated - See B. (vii) footnote 2)

B. Significant transactions and balances with related parties are as follows:

(vii) Amount due to (from) officers/shareholders:

	June 30,	December 31,
	2004	2003

Mr. Kuo-An Wang and Mr. Yu-En Chiu (Note 1 and 2)	$—	$572,160

	$—	$572,160

Note:

1.
Prior to 2003, the Group had borrowings from one of its shareholders. In December 2003, the Group repaid $70,000 of the borrowings and, in January 2004, the Group repaid the remaining balance of principal and interest in the total amount of $572,160.

2.
During the six months ended June 30, 2004, certain inappropriate withdrawals and subsequent repayments by the Company’s then Chief Financial Officer, Yu-En Chiu, have been recognized in the restated Consolidated Statement of Cash Flow as short term non-interest bearing advances to Mr. Chiu. During the six months ended June 30, 2004, the highest balance of the advances to Mr. Yu-En Chiu was $89,767. As of June 30, 2004, Mr. Yu-En Chiu had repaid all outstanding advances to the Company and there were no material amounts due from other officers of the Company. For further information subsequent to June 30, 2004 related to such transaction, please refer to 2004 Form 10-K/A and 2005 Form 10-K filed on March 8, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004 filed with the Securities and Exchange Commission on August 17, 2004 (the “First Amendment”) is being filed to restate Kid Castle's condensed consolidated statement of cash flow for the six months ended June 30, 2004 to reflect the impact of cash withdrawals from, and repayments to the Company by the ex-Chief Financial Officer, Mr. Yu-En Chiu (referred to as “ex-CFO”), during the six months period ended June 30, 2004. The impact of the restatement is described in detail in Note 2.1, to the accompanying restated condensed consolidated financial statements. Additionally, revisions have been made to the presentation and disclosures on Related Party Transactions under Note 10, B. (vii) footnote 2. Kid Castle has also revised the discussion under this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures in order to reflect the impact of the restatement on management's evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Except with respect to these matters, the financial statements in this Form 10-Q/A do not reflect any subsequent events that have occurred after the First Amendment was filed.

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by our former CFO Yu En Chiu (are more fully described in the Company’s Form 8-K filed June 23, 2006 ), and other issues noted in our management’s evaluation, our conclusion is that as of June 30, 2004 our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new ERP system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures.

PART II: OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 24, 2007	BY:	/s/ SUANG-YI PAI
SUANG-YI PAI CHIEF FINANCIAL OFFICER