Form 10-Q/A
period 2004-09-30
KID CASTLE EDUCATIONAL CORP
filed 2007-05-24
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE:

Kid Castle Educational Corporation (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) to amend and restate the Condensed Consolidated Statement of Cash Flows for the third quarter ended September 30, 2004 and the Note 2.1 and Note 10. B. (ix) footnote 2 of the Notes to the Consolidated Financial Statements (collectively, the “Cash Flow Statement and the Related Notes”) contained in the Quarterly Report on Form 10-Q for the third quarter ended September 30, 2004 filed with the Securities and Exchange Commission (“SEC”) on November 15, 2004 (the “Original Filing”).

This Amendment amends and restates the Cash Flow Statement and the Related Note of the Original Filing to properly account for and reflect certain transactions that occurred during this quarterly period involving inappropriate withdrawals and subsequent repayments by Yu-En Chiu, a former Chief Financial Officer of the Company (“ex-CFO”).

This Amendment amends and restates as follows:

(1)
The negative amount of $353,361 in the form of “Advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Nine months ended September 30, 2004” in the Condensed Consolidated Statement of Cash Flows for the third quarter ended September 30, 2004

(2)
The positive amount of $353,361 in the form of “Repayments of advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Nine months ended September 30, 2004” in the Condensed Consolidated Statement of Cash Flows for the third quarter ended September 30, 2004.

(3)
The disclosures under the Notes of the Condensed Consolidated Financial Statements are revised by adding Note 2.1 “Restatement” to reflect the effects of such transaction on the Condensed Consolidated Financial Statements.

(4)
Detailed information is provided in footnote 2 of subsection (ix) entitled “Amount due to (from) officers/shareholders” under Part B of Note 10 to the Notes of the Condensed Consolidated Financial Statements to reflect the above transactions..

(5)	The discussion under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is revised by adding a paragraph to reflect the effects of such transaction

(6)	The discussion under Item 4, “Controls and Procedures” is revised in order to reflect the effects of such transactions

Accordingly, the Condensed Consolidated Statement of Cash Flows for the third quarter ended September 30, 2004, Note 2.1 and footnote 2 of the related subsection (ix) entitled “Amount due to (from) officers/shareholders” under Part B of Note 10 to the Notes of the Condensed Consolidated Financial Statements, and the narrative of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures, as amended and restated, are produced in this Amendment in their entirety. Unaffected items in the Original Filing have not been restated in this Amendment.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

This Amendment does not otherwise reflect events occurring after the filing of the Original Filing, or otherwise update these disclosures. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

PART I: FINANCIAL INFORMATION

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended September 30,
	2004	2003
	(Restated)
	(Unaudited)
Cash flows from operating activities
Net loss	$(785,171)	$(1,296,886)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	137,746	133,094
Amortization of intangible assets	120,515	117,271
Provision of allowance for sales returns	56,597	77,077
Allowance for doubtful debts	115,940	93,514
Provision for (reversal of) loss on inventory obsolescence and slow-moving items	113,573	(163,831)
Share of (gain) loss of investments	(10,609)	12,750
Minority interest income	2,611	—
Loss on write-off of an investment	—	132,842
(Increase)/decrease in:
Notes and accounts receivable	(482,415)	(1,939,891)
Inventories	(403,744)	(144,037)
Other receivables	(99,282)	(301,096)
Prepayments and other current assets	(250,194)	(223,779)
Deferred income tax assets	67,378	330,283
Other assets	(122,453)	(18,505)
Increase/(decrease) in:
Notes and accounts payable	572,556	(59,094)
Accrued expenses	(104,349)	(22,668)
Other payables	(88,561)	322,151
Receipts in advance	349,247	613,267
Income taxes payable	42,967	—
Deposits received	129,455	258,249
Accrued pension liabilities	10,406	43,893

Net cash used in operating activities	(627,787)	(2,035,396)

Cash flows from investing activities
Purchase of property and equipment	(197,389)	(172,562)
Acquisition, net of cash acquired	79,135	—
Proceeds from disposal of property, plant and equipment	—	13,416
Prepayment of long-term investments	—	(58,828)
Amount due from stockholder/director	—	122,973
Acquisition of long-term investments	(103,563)	—
Bank fixed deposits - pledged	(156,518)	(8,719)
Pledged notes receivable	(77,685)	38,081
Advances to ex-CFO (restated)	(353,361)	—
Repayments of advances to ex-CFO (restated)	353,361	—

Net cash used in investing activities	(456,020)	(65,639)

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended September 30,
	2004	2003
	(Restated)
	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$2,500,962	$2,240,020
Repayment of bank borrowings	(1,652,431)	(1,749,178)
Repayment of capital leases	(22,086)	(13,409)
Proceeds from loan from officers/stockholders	—	69,017
Repayment of loan from officers/stockholders	(581,228)	—
Issuance of common stock for cash		2,181,578
Stock subscriptions received in advance	—	122,850

Net cash provided by financing activities	245,217	2,850,878

Net (decrease) increase in cash and cash equivalents	(838,590)	749,843
Effect of exchange rate changes on cash and cash equivalents	3,561	27,593
Cash and cash equivalents at beginning of period	1,273,723	125,806

Cash and cash equivalents at end of period	$438,694	$903,242

Supplemental disclosure of cash flow information Interest paid	$184,155	$301,415

Income taxes paid	$1,419	$1,738

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$—	$57,887

Increase (decrease) of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:
Other receivables - related parties	$—	$(260,734)

Deposits received	$(46,996)	$—

Other payables	$17,659	$—

Receipts in advance	$(712,252)	$83,439

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended September 30,
	2004	2003
	(Restated)
	(Unaudited)
Increase of long-term investments corresponding to the (decrease) in the following accounts:
Prepaid long-term investments	$(61,202)	$—

Other receivables - related parties	$(120,422)	$—

Write-off of an associate investment against deferred income
Balance of an associate investment	$—	$299,752
Balance of deferred income	—	(166,910)

Loss on write-off of an associate investment	$—	$132,842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.1 — RESTATEMENT

During the nine months ended September, 2004, the Company’s then Chief Financial Officer (referred to as “ex-CFO”) made fund withdrawals from and repayments to the Company and returned the full withdrawn amount of cash by September 30, 2004. The Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2004 has been restated to disclose the resulting cash flow impact in the Condensed Consolidated Statement of Cash Flows and to disclose such transactions in Note 10, “Related Party Transactions”, B, (ix) “Amount due to(from) officers/shareholders”, footnote 2.

The impact of the restatement on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 is as follows:

	As Previously Reported	Restated Amount
Advances to ex-CFO		(353,361)
Repayments of advances to ex-CFO		353,361
Net cash (used in) provided by investing activities	(456,020)	(456,020)

NOTE 10 — RELATED PARTY TRANSACTIONS  (Restated - See B. (ix) footnote 2)

B. Significant transactions and balances with related parties are as follows:

(ix) Amount due to (from) officers/shareholders:

	September 31, 2004	December 31, 2003
Mr. Kuo-An Wang and Mr. Yu-En Chiu (Note 1 and 2)	$—	$572,160

	$—	$572,160

Note:

1.
Prior to 2003, the Group had borrowings from one of its shareholders. In December 2003, the Group repaid $70,000 of the borrowings and, in January 2004, the Group repaid the remaining balance of principal and interest in the total amount of $572,160.

2.
During the nine months ended September 30, 2004, certain inappropriate withdrawals and subsequent repayments by the Company’s then Chief Financial Officer Yu-En Chiu have been recognized in the restated Consolidated Statements of Cash Flow as short term non-interest bearing advances to Mr. Chiu. During the nine months ended September 30, 2004, the highest balance of the advances to Mr. Yu-En Chiu was $183,819. As of September 31, 2004, Mr. Yu-En Chiu had repaid all the outstanding advances to the Company and there were no material amounts due from other officers of the Company. For further information subsequent to June 30, 2004 related to such transaction, please refer to 2004 Form 10-K/A and 2005 Form 10-K filed on March 8, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004 is being filed to restate Kid Castle's condensed consolidated statement of cash flow for the nine months ended September 30, 2004 to reflect the impact of cash withdrawals from, and repayments to the Company by the ex-Chief Financial Officer, Mr. Yu-En Chiu (referred to as “ex-CFO”), during the nine months period ended September 30, 2004. The impact of the restatement is described in detail in Note 2.1 to the accompanying restated condensed consolidated financial statements. Additionally, revisions have been made to the presentation and disclosures on related party transactions under Note 10, B. (ix) footnote 2. Kid Castle has also revised the discussion under this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures, in order to reflect the impact of the restatement on management's evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Except with respect to these matters, the financial statements in this Form 10-Q/A do not reflect any subsequent events that have occurred after the 2004 Form 10-Q for the three quarters ended September 31, 2004 was filed.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by our former CFO Yu En Chiu (are more fully described in the Company’s Form 8-K filed June 23, 2006 ), and other issues noted in our management’s evaluation, our conclusion is that as of September 30, 2004, our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new ERP system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures.

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