Form 10-Q/A
period 2005-03-31
KID CASTLE EDUCATIONAL CORP
filed 2007-05-24
CIK 1049011

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

EXPLANATORY NOTE:

Kid Castle Educational Corporation (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) to amend and restate the Condensed Consolidated Statement of Cash Flows for the first quarter ended March 31, 2005 and the Note 2.1 and Note 10 B. (x) footnote 1 of the Notes to the Consolidated Financial Statements (collectively, the “Cash Flow Statement and the Related Notes”) contained in the Quarterly Report on Form 10-Q for the first quarter ended March 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on May 20, 2005 (the “Original Filing”).

This Amendment amends and restates the Cash Flow Statement and the Related Note of the Original Filing to properly account for and reflect certain transactions that occurred during this quarterly period involving inappropriate withdrawals and subsequent repayments by Yu-En Chiu, a former Chief Financial Officer of the Company (“ex-CFO”).

This Amendment amends and restates as follows:

(1)
The negative amount of $544,244 in the form of “Advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Three months Ended March 31, 2005” in the Condensed Consolidated Statement of Cash Flows for the first quarter ended March 31, 2005.

(2)
The positive amount of $544,244 in the form of “Repayments of advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Three months Ended March 31, 2005” in the Condensed Consolidated Statement of Cash Flows for the first quarter ended March 31, 2005.

(3)
The disclosures under the Notes of the Condensed Consolidated Financial Statements are revised by adding Note 2.1 “Restatement” to reflect the effects of such transaction on the Condensed Consolidated Financial Statements.

(4)
Footnote 1 of new subsection (x) entitled “Amount due to (from) officers/shareholders” is provided under Part B of Note 10 to the Notes of the Condensed Consolidated Financial Statements to reflect the above transactions.

(5)	The discussion under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is revised by adding a paragraph to reflect the effects of such transaction.

(6)	The discussion under Item 4, Controls and Procedures is revised in order to reflect the effects of such transactions.

Accordingly, the Condensed Consolidated Statement of Cash Flows for the first quarter ended March 31, 2005, Note 2.1 and footnote 1 of the new subsection (x) entitled “Amount due to (from) officers/shareholders” under Part B of Note 10 to the Notes of the Condensed Consolidated Financial Statements, and the narrative of Items 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures, as amended and restated, are produced in this Amendment in their entirety. Unaffected items in the Original Filing have not been restated in this Amendment.

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

PART I: FINANCIAL INFORMATION

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Three months ended March 31,
	2005	2004
	(Restated)
	(Unaudited)

Cash flows from operating activities
Net (loss) income	$(50,430)	$(327,654)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation of property and equipment	66,681	52,266
Amortization of intangible assets	42,835	40,509
Allowance for sales returns	95,267	71,890
Allowance for doubtful debts	284,537	156,221
Provision (reversal) of allowance for loss on inventory obsolescence and slow-moving items	6,452	(69,180)
gain on disposal of property and equipment	(9,010)	—
Minority interest income	(143)	—
Share of loss (gain) of investments	(12,483)	(46,967)
(Increase)/decrease in:
Notes and accounts receivable	(775,674)	192,461
Inventories	4,514	204,320
Other receivables	(129,129)	72,016
Prepayments and other current assets	41,002	(6,073)
Deferred income tax assets	(32,194)	3,314
Other assets	46,591	(31,084)
Increase/(decrease) in:
Notes and accounts payable	60,036	107,712
Accrued expenses	148,876	(46,463)
Other payables	124,933	(76,311)
Receipts in advance	(147,307)	(261,384)
Income taxes payable	115,635	(3,314)
Deposits received	67,207	29,413
Accrued pension liabilities	29,115	(16,266)

Net cash provided by (used in) operating activities	(22,689)	45,426

Cash flows from investing activities
Purchase of property and equipment	(104,562)	—
Proceeds from disposal of property and equipment	72,795	—
Bank fixed deposits - pledged	(58,629)	(135,818)
Pledged notes receivable	29,990	30,129
Advances to ex-CFO (restated)	(544,244)	—
Repayments of advances to ex-CFO (restated)	544,244	—

Net cash used in investing activities	(60,406)	(105,689)

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows - Continued

(Expressed in US Dollars)

	Three months ended March 31,
	2005	2004
	(Restated)
	(Unaudited)
Cash flows from financing activities
Proceeds from bank borrowings	$795,968	$2,829,827
Repayment of bank borrowings	(781,513)	(2,169,859)
Proceeds from capital leases	58,089	—
Repayment of capital leases	(10,910)	(5,662)
Repayment of loan from officers/stockholders	—	(586,529)

Net cash provided by financing activities	60,634	67,777

Net increase in cash and cash equivalents	(22,461)	7,514

Effect of exchange rate changes on cash and cash equivalents	(17,934)	(30,792)

Cash and cash equivalents at beginning of period	213,564	1,273,723

Cash and cash equivalents at end of period	$173,169	$1,250,445

Supplemental disclosure of significant non-cash transactions

Increase (decrease) of notes receivable and pledged notes receivable corresponding to the increase (decrease) in the following accounts:

Deposits received	$1,586	$(18,896)

Other payables	$6,473	$(10,112)

Receipts in advance	$258,156	$(123,465)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.1 — RESTATEMENT

During the three months ended March 31, 2005, the Company’s then Chief Financial Officer (referred to as “ex-CFO”) made fund withdrawals from and repayments to the Company and returned the full withdrawn amount of cash by March31, 2005. The Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2005 has been restated to disclose the resulting cash flow impact in the Condensed Consolidated Statement of Cash Flows and to disclose such transactions in Note 10, “Related Party Transactions”, B, (x) “Amount due to(from) officers/shareholders”, footnote 1.

The impact of the restatement on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 is as follows:

	As Previously Reported	Restated Amount
Advances to ex-CFO		(544,244)
Repayments of advances to ex-CFO		544,244
Net cash (used in) provided by investing activities	(60,406)	(60,406)

NOTE 10 — RELATED PARTY TRANSACTIONS  (Restated - See B. (x))

B. Significant transactions and balances with related parties are as follows:

(x) Amount due to (from) officers/shareholders:

	March 31, 2005	March 31, 2004
Mr. Yu-En Chiu (Note 1)	$—	$—

Note 1:

During the three months period ended March 31, 2005, certain inappropriate withdrawals and subsequent repayments by the Company’s then Chief Financial Officer Yu-En Chiu have been recognized in the restated Consolidated Statements of Cash Flow as short term non-interest bearing advances to Mr. Chiu. During the three months period ended March 31, 2005, the highest balance of the advances to Mr. Yu-En Chiu was $307,009. As of March 31, 2005, Mr. Yu-En Chiu had repaid all the outstanding advances to the Company and there were no material amounts due from other officers of the Company. For further information subsequent to March 31, 2005 related to such transaction, please refer to 2004 Form 10-K/A and 2005 Form 10-K filed on March 8, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Securities and Exchange Commission on May 20, 2005 is being filed to restate Kid Castle's condensed consolidated statement of cash flow for the three months ended March 31, 2005 to reflect the impact of cash withdrawals from, and repayments to the Company by the ex-Chief Financial Officer, Mr. Yu-En Chiu (referred to as “ex-CFO”), during the three months period ended March 31, 2005. The impact of the restatement is described in detail in Note 2.1 to the accompanying restated condensed consolidated financial statements. Additionally, revisions have been made to the presentation and disclosures on related party transactions under Note 10, B. (x) footnote 1. Kid Castle has also revised the discussion under this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures in order to reflect the impact of the restatement on management's evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Except with respect to these matters, the financial statements in this Form 10-Q/A do not reflect any subsequent events that have occurred after the 2005 Form 10-Q for the first quarter ended March 31, 2005 was initially filed.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by our former CFO Yu En Chiu (are more fully described in the Company’s Form 8-K filed June 23, 2006 ), and other issues noted in our management’s evaluation, our conclusion is that as of March 31, 2005, our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new ERP system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures.

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