Form 10-Q/A
period 2005-06-30
KID CASTLE EDUCATIONAL CORP
filed 2007-05-24
CIK 1049011

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

EXPLANATORY NOTE:

Kid Castle Educational Corporation (the “Company”) is filing this Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the “Second Amendment”) to amend and restate the Condensed Consolidated Statement of Cash Flows for the second quarter ended June 30, 2005 and Note 2 of the Notes to the Consolidated Financial Statements (collectively, the “Cash Flow Statement and the Related Note”) contained in Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the second quarter ended June 30, 2005 filed with the Securities and Exchange Commission (“SEC”) on August 26, 2005 (the “First Amendment”).

This Second Amendment amends and restates the Cash Flow Statement and the Related Note of the First Amendment to properly account for and reflect certain transactions that occurred during this quarterly period involving unauthorized withdrawals and subsequent repayments by Yu-En Chiu, a former Chief Financial Officer of the Company (“ex-CFO”).

This Second Amendment amends and restates as follows:

(1)
The negative amount of $1,544,244 in the form of “Advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Six Months Ended June 30, 2005 in the Condensed Consolidated Statement of Cash Flows for the second quarter ended June 30, 2005

(2)
The positive amount of $1,544,244 in the form of “Repayments of advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Six Months Ended June 30, 2005 in the Condensed Consolidated Statement of Cash Flows for the second quarter ended June 30, 2005

(3)
The registrant is revising the disclosure under the Notes of the Condensed Consolidated Financial Statements by adding Note 1 “Restatement” to reflect the effects of such transaction on the Condensed Consolidated Financial Statements.

(4)	Detailed information is provided in Note 3 to the Notes of the Condensed Consolidated Financial Statements to reflect the above corrections.

(5)
The registrant is revising the discussion under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” by adding a paragraph to reflect the effects of such transaction.

(6)	The registrant is also revising the discussion under Item 4, Controls and Procedures in order to reflect the effects of such transactions.

Accordingly, the Condensed Consolidated Statement of Cash Flows for the second quarter ended June 30, 2005, as amended and restated, Note 2 to the Notes of the Condensed Consolidated Financial Statements and the discussion of Item 4, Controls and Procedures, as amended and restated, are produced in this Second Amendment in their entirety. Unaffected items in the First Amendment have not been restated in this Second Amendment.

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

PART I: FINANCIAL INFORMATION
Kid Castle Educational Corporation Restated Condensed Consolidated Statements of Cash Flows (Expressed in US Dollars) (Unaudited)
	Six Month Periods Ended June 30 ,
	2005	2004
	(Restated)
Cash flows from operating activities:
Net loss	$(258,457)	$(930,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,862	188,553

Allowance for sales returns	92,463	(13,126)
Allowance for doubtful debts	110,063	130,866
Provision for (reversal of) allowance for loss on inventory obsolescence and slow-moving items	95,147	34,970
Minority interest in income	19,059	—
Share of gain of investments	(12,483)	(31,425)
(Increase)/decrease in: Notes and accounts receivable	(2,371,422)	402,524
Inventories	(139,918)	(185,880)
Other receivables	(88,654)	(202,283)
Prepayments and other current assets	(169,392)	9,484
Deferred income tax assets	(34,147)	3,306
Other assets	(6,510)	(86,257)
Increase/(decrease) in: Notes and accounts payable	776,387	219,374
Accrued expenses	153,429	(36,063)
Other payables	228,281	205,497
Receipts in advance	195,553	(202,230)
Income taxes payable	83,722	(3,306)
Deposits received	102,551	99,576
Accrued pension liabilities	59,010	8,882
Net cash used in operating activities	(941,456)	(387,830)
Cash flows from investing activities Purchases of property and equipment	(165,947)	(47,371)
Proceeds from disposal of property and equipment	—	—
Bank fixed deposits - pledged	(61,519)	(111,678)
Pledged notes receivable	1,625,505	11,407
Collection of long term notes	240,971	—
Increase in interest in associates	(24,977)	—
Acquisition of long term investments	—	(103,346)
Advances to ex-CFO (restated)	(1,544,244)	(140,634)
Repayments of advances to ex-CFO (restated)	1,544,244	140,634
Net cash used in investing activities	1,614,033	(250,988)

Kid Castle Educational Corporation
Restated Condensed Consolidated Statements of Cash Flows - Continued
(Expressed in US Dollars)
(unaudited)

		Six Months Periods Ended June 30 ,
		2005		2004
		(Restated)
Cash flows from financing activities	$		$
Proceeds from bank borrowings		795,968		2,865,929
Repayment of bank borrowings		(1,054,969)		(2,346,878)
Proceeds from capital leases		57,086		(13,933)
Repayment of capital leases		(65,748)		—
Repayment of loan from officers/stockholders		—		(585,006)
Net cash consumed by financing activities		(267,657)		(79,888)
Net increase (decrease) in cash and cash equivalents		404,920		(718,706)
Effect of changes in exchange rate on cash and cash equivalents		148,142		(12,829)
Cash and cash equivalents at beginning of period		213,564		1,273,723
Cash and cash equivalents at end of period		$766,626		$542,188

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — RESTATEMENT

During the six months ended June 30, 2005, the Company’s then Chief Financial Officer (referred to as “ex-CFO”) made fund withdrawals from and repayments to the Company and returned the full withdrawn amount of cash by June 30, 2005. The Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2005 has been restated to disclose the resulting cash flow impact in the Condensed Consolidated Statement of Cash Flows and to disclose such transactions in Note 2. “Related Party Transactions”.

The impact of the restatement on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 is as follows:

	As Previously Reported	Restated Amount
Advances to ex-CFO	[ ]	(1,544,244)
Repayments of advances to ex-CFO	[ ]	1,544,244
Net cash (used in) provided by investing activities	1,614,033	1,614,033

NOTE [ ] — RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2005, certain inappropriate withdrawals and subsequent repayments by the Company’s then Chief Financial Officer Yu-En Chiu have been recognized in the restated Consolidated Statements of Cash Flow as short term non-interest bearing advances to Chiu. During the six months period ended June 30, 2005, the highest balance of the deemed loan to Mr. Yu-En Chiu was $699,045. As of June 30, 2005, Mr. Yu-En Chiu had repaid all outstanding advances to the Company and there were no material amounts due from other officers of the Company. For further information subsequent to June 30, 2004 related to such transaction, please refer to 2004 Form 10-K/A and 2005 Form 10-K filed on March 8, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2005 filed with the Securities and Exchange Commission on August 26, 2005 (the “First Amendment”) is being filed to restate Kid Castle's condensed consolidated statement of cash flow for the six months ended June 30, 2005 to reflect the impact of cash withdrawals from, and repayments to the Company by the ex-Chief Financial Officer, Mr. Yu-En Chiu (referred to as “ex-CFO”), during the six months period ended June 30, 2005. The impact of the restatement is described in detail in Note 1, Note 2 to the accompanying restated condensed consolidated financial statements. Additionally, revisions have been made to the presentation and disclosures on related party transactions. Kid Castle has also revised the discussion under this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures in order to reflect the impact of the restatement on management's evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Except with respect to these matters, the financial statements in this Form 10-Q/A do not reflect any subsequent events that have occurred after the First Amendment was filed.

ITEM 4.  CONTROLS AND PROCEDURES

Pursuant to Exchange Act Rule 13a-15(b) our management has performed an evaluation of the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by our ex-CFO Yu-En Chiu (which are more fully described in the Company’s Form 8-K filed June 23, 2006 ), and other issues noted in our management’s evaluation, our conclusion is that, as of June 30, 2005, our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new ERP system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures.

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