Form 10-Q/A
period 2005-09-30
KID CASTLE EDUCATIONAL CORP
filed 2007-05-24
CIK 1049011

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

EXPLANATORY NOTE:

Kid Castle Educational Corporation (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) to amend and restate the Condensed Consolidated Statement of Cash Flows (the “Cash Flow Statement”) for the third quarter ended September 30, 2005 contained in the Quarterly Report on Form 10-Q for the third quarter ended September 30, 2005 filed with the Securities and Exchange Commission (“SEC”) on July 3, 2006 (the “Original Filing”).

This Amendment amends and restates the Cash Flow Statement of the Original Filing to properly account for transactions that occurred during for the previous third quarter ended September 30, 2004 involving inappropriate withdrawals and subsequent repayments by Yu-En Chiu, a former Chief Financial Officer of the Company (“ex-CFO”).

This Amendment amends and restates as follows:

(1)
The negative amount of $353,361 in the form of “Advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Nine Months Ended September 30, 2004” in the Condensed Consolidated Statement of Cash Flows for the third quarter ended September 30, 2005.

(2)
The positive amount of $353,361 in the form of “Repayments of advances to ex-CFO” is inserted in the section entitled “Cash Flows From Investing Activities” under the column “Nine Months Ended September 30, 2004” in the Condensed Consolidated Statement of Cash Flows for the third quarter ended September 30, 2005.

Accordingly, the Condensed Consolidated Statement of Cash Flows for the third quarter ended September 30, 2005, as amended and restated, is produced in this Amendment in its entirety. Unaffected items in the Original Filing have not been restated in this Amendment.

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

PART I: FINANCIAL INFORMATION

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Nine months ended September 30,
	2005	2004
		(Restated)
Cash flows from operating activities
Net loss	$(689,594)	$(785,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,388	258,261
Allowance for doubtful debts and sales returns	1,231,289	172,537
Provision for allowance for loss on inventory obsolescence and slow-moving items	58,325	113,573
Gain on disposal of property and equipment	(30,333)	(10,609)
Decrease in deferred income tax assets	11,313	67,378
Minority interest in income	(16,017)	2,611
Share of loss of investments	21,157	—
Changes in assets and liabilities:
Increase in notes and accounts receivable	(2,124,415)	(561,081)
Decrease in inventories	240,064	(403,744)
Increase in other receivables	159,779	(99,282)
Increase in prepayments and other current assets	(259,470)	(250,194)
Increase in other assets	(63,276)	(122,453)
Increase in notes and accounts payable	574,013	572,556
Increase in accrued expenses	406,985	(104,349)
Increase in other payables	36,015	(88,561)
Decrease in receipts in advance	(178,961)	349,247
Increase in income taxes payable	111,039	42,967
Increase in deposits received	63,187	129,455
Increase in accrued pension liabilities	85,088	10,406

Net cash used in operating activities	(30,424)	(706,453)

Cash flows from investing activities
Purchases of property and equipment	(111,270)	(197,389)
Proceeds from disposal of property and equipment	78,661	79,135
Acquisition of long-term investments	—	(103,563)
Acquisition of long-term notes receivable	(46,043)	—
Advances to ex-CFO	(2,267,424)	(353,361)
Repayments of advances to ex-CFO	2,267,424	353,361

Net cash used in investing activities	(78,652)	(221,817)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows - Continued
(Expressed in US Dollars)
	Nine months ended September 30,
	2005	2004
Cash flows from financing activities		(Restated)
Proceeds from bank borrowings	791,450	2,500,962
Repayment of bank borrowings	(994,388)	(1,652,431)
Repayment of capital leases	(18,365)	(22,086)
Repayment of loan from officers/shareholders	—	(581,228)
Net cash consumed by financing activities	(221,303)	245,217

Net decrease in cash and cash equivalents	(330,379)	(683,053)

Effect of changes in exchange rate on cash and cash equivalents	96,409	3,561

Cash and cash equivalents at beginning of period	507,895	1,478,612

Cash and cash equivalents at end of period	$273,925	$799,120

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 24, 2007	BY:	/s/ SUANG-YI PAI
SUANG-YI PAI
CHIEF FINANCIAL OFFICER