Form 10-K
period 2006-12-31
KID CASTLE EDUCATIONAL CORP
filed 2007-06-14
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-39629

KID CASTLE EDUCATIONAL
CORPORATION
(Exact name of registrant as specified in its Charter)

Florida	59-2549529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor, No. 98 Min Chuan Road
Hsien Tien, Taipei, Taiwan, Republic of China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (011) 886-2-2218-5996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of the last business day of the second fiscal quarter, June 30, 2006, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $2,101,813 using the average bid and ask price on that day of $0.15.

The number of shares of common stock outstanding as of June 13, 2007 was 25,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KID CASTLE EDUCATIONAL CORPORATION
FORM 10-K

PART I

When we use the terms “Kid Castle,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Florida corporation, and its subsidiaries. Our principal subsidiaries are our wholly-owned subsidiary, Higoal Developments Limited (“Higoal”), and its wholly-owned subsidiaries, Kid Castle Internet Technologies Limited (“KCIT”), Kid Castle Educational Software Development Company Limited (“KCES”) and Shanghai Kid Castle Educational Info Constitution Company Limited (“KCEI”).

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

ITEM 1 BUSINESS

Overview

We are a leading provider in the People’s Republic of China ( “PRC” or “China”) and Republic of China (“ROC” or “Taiwan”) of English-language instruction and educational services to children for whom Chinese is the primary language. Our focus is on children between two and twelve years old. In 2006, we taught or provided educational materials for approximately 1,000,000 students at over 5,350 locations through our franchise and cooperative school operations.

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

Our Programs

Kid Castle After-School Education Program — Fostering Children’s Multiple Talents

Our After-School Education Program is becoming one of the most recognized and respected institutions of its kind in Taiwan. This program features professionally designed, in-depth research into curriculum and child development implemented by caring teachers. The guiding principle behind the program is to open up students’ minds to a more international worldview with a focus on information and technology.

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

We have incorporated into our preschool curriculum an interactive teaching method that helps children learn English more effectively. We believe that our interactive multi-media and computer materials, including CD ROMs, make learning more appealing and interesting to children. We recognize that going to preschool is the first step many young children will take in their education and that each student’s needs are unique. To aid our students in learning, Kid Castle incorporates a number of teaching features into the preschool curriculum, such as colorful pictorial displays in our text books, posters, and educational VCD and DVD, and audio sound effects in our audio tapes and CDs.

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

Kid Castle Publishing — Bringing English to Your Children

Our specially designed educational materials are an essential part of our business. Kid Castle publishes a wide range of successful teaching and learning materials for children, including Chinese textbooks for kindergartens, English textbooks, workbooks, English magazines, and accompanying guides, music CDs, tapes, VCD and DVD, and other supplemental materials for kindergarten and elementary levels. Our market includes individuals, organizations, elementary schools, and third-party language schools. In addition to publications, Kid Castle provides relevant complimentary resources (including provision of note books and stationery) and services (including serving after-school snacks) to its customers.

Competitive Strengths

We are one of the leading English-language tutoring centers in Taiwan. We are in the process of establishing our market position in China, with far-reaching connections across both regions. We believe that our competitive strengths distinguish us from our competitors. Those strengths include:

Marketing advantages

Kid Castle has:

•	350 franchises; and

•	over 5,000 schools using our materials.

Superior Quality

We believe that we have created a successful corporate brand name. We have over 21 years of management experience in the education industry, and we have received recognition for our teaching materials from five local school districts in the ROC. We also have engaged highly-qualified English teachers from some of the finest learning institutions in the United States and England, including the University of California Los Angeles, Brown University, Cornell University, Cambridge University, the University of London, and Warwick University.

The English-language Education Market

Analysis of Preschool and Elementary School Markets in Taiwan

Preschool Educational Market. Among the 1.3 million children in Taiwan between the ages of two to six, we estimate that 45% (approximately 585,000 children) attend preschools and that approximately 70% (about 910,000 children) purchase English-learning materials (population data provided by the Taiwanese Ministry of the Interior - http://www.moi.gov.tw/stat/index.asp).

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

After-School Education. We believe that children’s after-school education will move in the direction of diversification of products, increased dissemination of information, and additional education that complements the school curriculum with English and computer skills. We estimate that approximately 60% of Taiwan’s 1.8 million elementary students aged seven to twelve will participate in after-school courses over the next decade.

China Market Overview

According to the 2006 market survey by the National Bureau of Statistics of China (“NBSC”) (available at http://www.moe.edu.cn/edoas/website18/info20732.htm) the English-education market in China is comprised of 226 million children for the preschool market and 107 million elementary students for the after-school tutoring market.

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

In 2002, China began to aggressively incorporate English into its elementary school curriculum. The teaching materials and methods of the state kindergartens are not able to satisfy the demand of parents searching for a high-quality, comprehensive learning environment. Chinese society has begun to demand that kindergarten curriculum be taught in English and Chinese. At 226 million preschoolers, we believe the current size of China’s preschool education market is still only at its nascent stages.

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

Strategy

From 2003 to 2006, we substantially increased our sales and marketing efforts in order to more aggressively market our franchises in China. Such expansion resulted in growth in the sales of our English-learning materials. While we expect to continue expanding our market share in China, we intend to do so by more efficiently utilizing our management and capital resources to more effectively manage our cost of goods sold and other operating expenses. We will continue to devote our resources to increasing the number of our franchises and expanding our publishing operations. On the other hand, we will cut nonessential operations to reduce our operating costs and improve our profitability.

We will plan our growth cautiously by carefully considering the choice of location for each of our franchise schools. We first consider whether a particular location is saturated with our franchise schools or other schools and potential development. In the process, we conduct market research, analysis, and surveys. Then, once we have identified a region, we begin a marketing campaign that includes attending school fairs and expositions, conducting seminars, and employing news print, media, and other marketing methods. The increase in the number of franchises may require us to hire more personnel, including managers and personnel who provide staff and teacher training, in order to ensure that each franchise has the proper oversight and that the quality of our franchised operations is maintained.

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

Kid Castle provide its franchises the following services:

•	Management guidelines specifically designed for individual regional districts to ensure that franchises are fully realizing their students’ potentials.

•	Teaching materials that can be applied in complete units and are not dependant on supplementary texts.

•	Support during the establishment of the Franchise.

•
Regularly scheduled conferences and seminars for head teachers and supervisors of franchise schools that provide updated educational and promotional strategies aimed at improving student enrollment and management of the franchises.

•	Combined promotional campaigns whereby the Company is responsible for planning and designing various print and broadcast advertisements.

•	Regularly scheduled education training, administration and management seminars for franchise.

The following table sets forth, for the period indicated, the principle categories of our consolidated operating revenue:

	2004	2005	2006
Sales of goods	$6,822,420	$7,020,532	$6,774,260
Franchise income	2,442,746	2,289,655	2,080,551
Other operating revenue	463,947	922,147	856,772
Total operating revenue	9,729,113	10,232,334	9,711,583

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

Currently, there are approximately 220 and 130 Kid Castle franchises in Taiwan and in China, respectively, and approximately 5,000 cooperating schools in the two countries. The cooperating schools include Kid Castle Kindergarten, Kid Castle Computer School, and Kid Castle Remedial School. The following table shows the number of our franchises and cooperating schools, and cooperating caretaking schools included as of the dates indicated:

	December 31, 2005	December 31, 2006
Franchises	350	350
Cooperating schools*	4,500	5,000

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

Published materials make up approximately 70% of our revenue. The three main channels that purchase our published teaching materials are franchise schools, kindergartens, and elementary schools. Our franchise schools are obligated to exclusively use Kid Castle teaching and learning materials. Based on data from the NBSC, as of December 31, 2006 there were approximately 124,400 kindergartens and 366,200 public and private elementary schools in China, all of which are potential customers.

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

The following table sets forth our competitors in Taiwan:

COMPETITOR ANALYSIS IN TAIWAN

Company	Year Established	Internet Learning	Number of Schools	In House R&D	Interest Administration Platform	Automatic Speech Analysis System	Magazine Publication	Training Program for Teachers
Kid Castle	1986	x	250	x	x	x		x
Giraffe Language School	1986		450					x
Joy Enterprise Organization	1981		230	x			x	x
Jordan’s Language School	1982	x	182					x
Gram English	1981	x	56	x				x
Sesame English Franchised Schools	1987		50
Ha Po Computer English School	1996	x	150			x
Hess Educational Organization	1983		40	x	x			x

The following table sets forth our competitors in China:

COMPETITOR ANALYSIS IN CHINA

Company	Year Established	Internet Learning	Number of Schools	In House R&D	Interest Administration Platform	Automatic Speech Analysis System	Magazine Publication	Training Program for Teachers
Kid Castle	2001	x	137	x	x	x	x	x
English First	1993	x	80	x	x			x
New Oriental	1993	x	100	x	x		x	x
DD Dragon	1997		20	x				x
Onlyedu	2004	x	403	x				x

BRIEF SUMMARY OF COMPETITORS IN TAIWAN
Company Name	Description
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

Giraffe Language School (“Giraffe”)	Giraffe was established in 1986. Giraffe currently has 450 English schools in Taiwan, which is more than other competitors in Taiwan. Giraffe’s operations include English schools and kindergarten.

Ha Po Computer English School (“Ha Po”)	Ha Po was established in 1996. It currently has 150 schools in Taiwan, where it offers both computer and English education.

Sesame English Franchised Schools, Taiwan (“Sesame”)	Sesame was established in 1987 in Taiwan. It is a franchise of an international English educational institution. Currently it has 50 schools in Taiwan.

Hess Educational Organization (“Hess”)	Hess was established in 1983 and currently has 40 English schools in Taiwan. Hess also operates kindergartens.

BRIEF SUMMARY OF COMPETITORS IN CHINA
Company Name	Description
Onlyedu Education Group (“Onlyedu”)	Onlyedu was established in 2004. It currently has over 430 franchise schools located in 18 provinces of China.

English First
English First began its development in China in 1993 and currently has 80 kindergarten schools. Its franchise fee and its tuition are higher than the market average, which poses a significant entry barrier for potential franchises. English First has not been established long enough to be well known.

DD Dragon Education Organization (“DDDEO”)	DDDEO was established in 1997. It currently has over 20 franchise schools in the PRC.

New Oriental Educational & Technology Group (“New Oriental”)	New Oriental entered the Shanghai market in 1993 and caters to adult students rather than to children. It currently has over 100 schools.

Employees

As of December 31, 2006, we had a total of 159 full-time employees and four part-time employees for the ROC and PRC operations. We intend to hire additional employees on a part-time or independent contractor basis in connection with certain projects in China. We do not intend to hire U.S.-based employees in the foreseeable future. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.

Regulatory Environment

Taiwan

The Ministry of Education of Taiwan (“MOE”) requires that teaching and learning materials that are to be used by elementary schools and junior high schools for compulsory education first be submitted to the MOE for review. The material submission process is as follows:

•	Following the submission of materials, the MOE will review the materials and submit a decision within 90 days, subject to an extension of 30 days.

•	If the MOE approves the materials, the applicant must send three copies of the final version to the MOE. The MOE performs a final review and makes a final decision within 60 days.

•	If the MOE does not approve the initial submission, the applicant has 45 days to resubmit the materials with any corrections that the MOE deems necessary.

•	The MOE reviews the resubmitted materials and makes its decision within 45 days.

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

The Employment Service Act of Taiwan and relevant regulations require all foreign supplementary education instructor applicants to be 20 years of age or older. In addition, it is our company policy to hire candidates with university bachelor degrees and to have each foreign employee teach the national language of the country issuing his or her passport.

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

Corporate History

We are a Florida corporation that was incorporated on July 19, 1985 as Omni Doors, Inc. From inception through June 30, 1998, our primary business was the assembly and distribution of industrial doors for sale to building contractors in the South Florida market. Until April 6, 1998, we were a wholly-owned subsidiary of Millennia, Inc., a publicly-owned Delaware corporation. On April 6, 1998, the Board of Directors of Millennia declared the payment of a stock dividend to Millennia’s stockholders. Millennia stockholders received one share of our common stock for each four shares of Millennia common stock. This distribution of approximately 570,000 shares of our company represented approximately 5% of the total issued and outstanding shares of our common stock.

Pursuant to a contract dated July 14, 1998, Millennia sold 10,260,000 shares (representing 90% of the total outstanding shares) of our common stock to an unrelated firm, China Economic Growth Investment Corp., LLC, which then distributed the shares to its three members, Yong Chen, Zuxiang Huang, and Zheng Yao.

On April 6, 2001, pursuant to a stock purchase agreement dated April 2, 2001, Halter Capital Corporation, a privately-owned Texas corporation, purchased 6,822,900 shares of our common stock from Zheng Yao, representing approximately 60 % of our issued and outstanding shares of common stock. Simultaneously with this change -in -control transaction, Sophia Yao, our then sole officer and director, resigned. Kevin B. Halter, Sr., as President and director, and Kevin B. Halter, Jr., as Secretary-Treasurer and director, were elected to replace her.

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

On June 25, 2002, we changed our name to King Ball International Technology Corporation and, on August 22, 2002, we changed our name again to Kid Castle Educational Corporation. On October 1, 2002, we acquired all of the issued and outstanding stock of Higoal Developments Limited (“Higoal”), a Cayman Islands company, pursuant to an Exchange Agreement dated as of October 1, 2002 (the “Exchange Agreement”). The Exchange Agreement was among Higoal, the shareholders of Higoal, Kuo-An Wang, and Kid Castle. Higoal, which is based in Taipei, Taiwan, is the parent company of Kid Castle Internet Technologies Limited and Kid Castle Educational Software Development Company Limited. Pursuant to the Exchange Agreement, Higoal became our wholly-owned subsidiary. In exchange for 100% of the issued and fully paid-up capital of Higoal, we issued 11,880,000 shares of our common stock to the shareholders of Higoal. As a result of the share exchange, the former shareholders of Higoal hold a majority of our outstanding capital stock.

On September 26, 2005, Mr. and Mrs. Pai purchased 806,960 and693,040 shares of the common stock of the Company, respectively. On December 28, 2006, pursuant to the loan settlement and conversion agreement, Mr. Pai received an additional 2,000,297 shares of the common stock. As of December 31, 2006, Mr. Pai, his spouse, and direct next of kin together controlled 4,841,377 shares or 19.36% of the total outstanding common stock of the Company. Mr. and Mrs. Yang purchased 1,641,538 and 500,000 shares of the common stock of the Company in 2005, respectively. On September 26, 2006, Mr. Yang purchased 3,024,000 shares of the common stock and on December 28, 2006, pursuant to the loan settlement and conversion agreement, Mr. Yang received an additional 4,000,000 shares of the common stock, As of December 31, 2006, Mr. Yang and his wife together controlled 9,165,538 shares or 36.66 % of the total outstanding common stock of the Company.

On December 27, 2006, we established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Ltd., (“KCEI”) with registered total capital of RMB$1,200,000.

Company Organization Chart

Where You Can Find More Information

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet from the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our website address is http://www.kidcastle.com.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have a history of operating losses and we anticipate losses to continue for the foreseeable future despite the actual results that reflect that the extent of loss has been improving.

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

We have incurred operating losses since inception. As a result, as of December 31, 2006, we had an accumulated deficit of $9,056,567. We incurred net losses of $1,254,592, $1,698,282, and $46,211 for the years ended December 31, 2004, 2005, and 2006, respectively. We had cash flow from operations of ($1,544,902), ($1,295,250) and $1,773,267 for the years ended December 31, 2004, 2005, and 2006, respectively. The accumulated deficit has improved since Messrs. Pai and Yang have assumed their respective management roles, and we anticipate that the accumulated deficit can be continually improved for the foreseeable future.

Our inability to achieve or maintain profitability could result in disappointing financial results, impede implementation of our growth strategy, or cause the market price of our common stock to decrease. Therefore, we have to effectively maintain, improve, and develop our products and services and be able to recover our fixed costs or otherwise turn profitable.

We cannot predict whether demand for our products and services will continue to develop, particularly at the volume or prices that we need to be profitable.

The market for English-language instruction and education is growing rapidly. We believe our success ultimately will depend upon, among other things, our ability to:

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

There can be no assurance that our franchises will operate schools successfully. While no individual franchise represents more than 1% of our franchise revenues, a significant failure of our franchises to operate successfully could adversely affect our operating results. The resolution of certain franchise financial difficulties may cause us to incur additional costs due to uncollectible accounts receivable related to franchise and license fees, the purchase of teaching and learning materials, and potential claims by franchises that could have a material adverse effect on our results of operations.

An increase in market competition could have a negative impact on our business.

Our market is new, rapidly evolving and highly competitive. We expect this competition to persist and intensify in the future. This increase in competition could impact our business as it leads to price reductions, increases in the Company’s overhead expenses, under-utilization of employees, andincreases in operation costs.

Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter current or potential competition from a number of sources, including:

•	branches and franchises of international language instruction companies,

•	public institutions and private schools, and

•	private tutors.

Because we face competition from established competitors, we cannot guarantee future profits.

Our primary competitors include Giraffe, Jordan’s Language School, Ha Po Computer English and Hess Educational Organization in Taiwan; JEO in Taiwan and the PRC;and Onlyedu Education Group and English First in the PRC. Our primary competitors have significant financial, technical, and marketing resources, and established brand recognition. Some of these competitors have a longer operating history and greater overall resources than we do. These companies also have established customer support and professional services organizations. As a result, in the ROC market, we need to increase our service quality or decrease our fees to maintain our customer level. In the PRC, we have to assertively develop the market and increase our reputation as well as our market share. In performing the aforementioned in the respective markets, we may incur increased operational cost and or reduce our profit and therefore we cannot guarantee future profits.

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

Although we have taken steps to avoid infringement claims, these measures may not be adequate to prevent others from claiming that we violated their copyrights, trademarks, or other proprietary rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages, or we may lose the rights to use or modify our products.

We substantially rely on loans from shareholders and bank loans and our inability to obtain sufficient funding may adversely affect our liquidity and financial condition.

As of December 31, 2004, 2005, and 2006, our bank loans and loans from financial institutions were $4,284,807, $3,157, 297, and $1,787,360, respectively. As of December 31, 2006, outstanding loans from our shareholders were $0.3 million. Although we had an accumulated deficit, as of December 31, 2006, we had a positive cash flow from operations. Barring significant, unforeseen developments in the PRC, our management expects that we can continue to decrease our reliance on loans from shareholders and banks to meet our funding requirements. Despite our decreased reliance on loans, we may again be required to seek loans to meet our funding requirements and no assurances can be given that bank loans or loans from shareholders will be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may be required to seek more expensive sources of funding to finance our operations.

Implementing our strategies may require substantial capital expenditures. To the extent these expenditures exceed our cash resources, we will be required to seek additional debt or equity financing. Our ability to obtain sufficient financing and the cost of such financing will depend on numerous factors, some of which are beyond our control, including:

•	our financial condition

•	general economic and capital market conditions

•	availability of credit from banks or lenders

•	conditions in the financial markets

•	investor confidence in us

•	economic, political and other conditions in Taiwan and the PRC

If we are unable to obtain sufficient funding for our operations or development plans on commercially acceptable terms, or at all, our liquidity and financial condition may be adversely affected.

Because we conduct operations in New Taiwan Dollars and Renminbi (RMB), we are subject to risk from exchange rate fluctuations.

Our transactions with suppliers and customers are effected in New Taiwan dollars, the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited (KCIT). As a result of our expansion in the PRC, our transactions are also effected in RMB, the functional currency of our PRC subsidiary, Kid Castle Educational Software Development Company Limited (KCES) and Shanghai Kid Castle Educational Info Constitution Company Limited (KCEI). Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar, and the RMB will affect our reported shareholders’ equity from one period to the next. Such impacts could be material and are independent of the underlying performance of our business. The market price of our securities could be significantly affected by unfavorable changes in exchange rates. We do not actively manage our exposure to such unfavorable changes in exchange rates.

Because our officers and directors are not U.S. persons, and our operating subsidiaries are companies formed under the laws of Taiwan and the People’s Republic of China, you may be unable to enforce judgments under the Securities Act.

Our operating subsidiaries are a Taiwanese company and a PRC company, and our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of the assets of both our business and our officers and directors are located outside the United States. As a result, it may be difficult for investors to affect service of process upon such persons, or to enforce court judgments obtained against such persons in United States courts, when their claims are predicated upon the civil liability provisions of the Securities Act.

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

Our operations and assets in the PRC are subject to significant political, regulatory, and economic uncertainties. Changes in laws and regulations, or their interpretation, the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, restrictions on the manner of operating educational institutions or disseminating educational materials, devaluations of currency, or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations, and financial condition. Under its current leadership, the PRC government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. Despite the fact that the exposure to this risk may decrease in the future as the Chinese economy globalizes and regulation relaxes, there is no assurance that the PRC government will continue to pursue these policies or that it will not significantly alter these policies from time to time without notice.

In addition, in July 2003, our subsidiary, KCES, entered into agreements with a local Chinese party, 21st Century Publishing House, in Jiangxi Province, to establish two joint ventures, Jiangxi 21st Century Kid Castle Culture Media Co., Ltd. (“KC Culture Media”) and 21st Century Kid Castle Language and Education Center (“KC Education Center”), and to establish a wholly-owned subsidiary, Shanghai Kid Castle Educational Institution Info Ltd. (“KCEI”). KC Culture Media and KC Education Center primarily publish and distribute English-language education materials, enter into franchise and consulting relationships with kindergarten and language schools, and provide services to cooperative schools in China. KCEI has entered into a direct-owned school in the PRC. We intend to use them as one of our primary vehicles for our expansion into the PRC market. Although we receaved, on January 19, 2004, and October 31, 2003, licenses from the applicable government authorities to conduct the business of KC Culture Media and KC Education Center in the PRC, there exist various factors that render the regulatory environment volatile and uncertain. Therefore, it could only be concluded that the PRC market would eventually be more transparent and less uncertain as it gradually opens up to foreign investors.

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

Fiscal Year Ended on December 31, 2006	High Bid	Low Bid
1st Quarter	0.25	0.12
2nd Quarter	0.15	0.12
3rd Quarter	0.35	0.15
4th Quarter	0.15	0.10

Fiscal Year Ended on December 31, 2005	High Bid	Low Bid
1st Quarter	1.29	0.88
2nd Quarter	0.88	0.51
3rd Quarter	0.51	0.37
4th Quarter	0.54	0.25

As of December 31, 2006, the Company had approximately 2,600 shareholders of record.  The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by Registrant and Affiliated Purchasers

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

	Years Ended on December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Operating Revenue	$9,711,583	$10,232,334	$9,729,113	$8,591,383	$6,572,974
Operating Costs	3,638,738	3,811,044	3,433,558	3,022,364	2,895,568
Net loss	46,211	1,698,282	1,254,592	1,940,591	1,906,996
Loss per share—basic and diluted	0.002	0.089	0.066	0.115	0.150
Balance Sheet Data:
Current assets	$5,936,771	$6,954,257	$8,143,067	$8,129,906	$5,373,309
Total assets	9,373,223	10,982,937	12,781,424	12,542,216	9,772,872
Current liabilities	6,745,302	8,436,284	8,726,637	7,457,171	6,365,639
Total liabilities	9,953,415	12,280,881	12,353,708	10,834,219	9,136,306
Total shareholders’ equity	(634,753)	(1,326,571)	393,925	1,707,997	636,566
	$9,373,223	$10,982,937	$12,781,424	$12,542,216	$9,772,782

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

General

We are engaged in the business of children’s education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audio tapes, video tapes, and compact discs. A major portion of our educational materials focuses on English-language education. We also sell educational tools and equipment that are complementary to our business. Our business originally started in Taiwan, and, in 2001, we began expanding our business into the People’s Republic of China (PRC). We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools and monthly magazines to provide children ranging from two to twelve years of age a chance to learn exceptional English-language and computer skills.

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

As of December 31, 2006, the balance of our amortizable intangible assets was $538,638, including franchise-related intangible assets of $339,227 and copyrights of $199,411. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period that the change incurred.

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

Currency Risk.

Our transactions with suppliers and customers are primarily effected in New Taiwan dollars, which is the functional currency of our Taiwanese subsidiary, Kid Castle Internet Technologies Limited. As a result of our expansion in the PRC, we have increased transactions denominated in Renminbi, which is the functional currency of our PRC subsidiaries, Kid Castle Educational Software Development Company Limited, Jiangxi 21st Century Kid Castle Culture Media Co., Ltd and Shanghai Kid Castle Educational Info Constitution Company Limited. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the New Taiwan dollar, and the Renminbi will affect our reported financial results. Such impacts could be material and are independent of the underlying performance of the business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to the effects of such unfavorable changes in exchange rates.

Results of Operations

Comparison of Fiscal Years 2006 and 2005

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchise income and other operating revenue. Total net operating revenues decreased by $520,751, or 5%, to $9,711,583 for the year ended December 31, 2006 from $10,232,334 for the year ended December 31, 2005, including the decrease in sales of goods of $246,272 and franchise income of $209,104 and other operating revenues of $65,375.

Sales of goods. The decrease in sales of goods, from $7,020,532 for fiscal year 2005 to $6,774,260 for fiscal year 2005, or 4%, was mainly due to the decrease in net sales of goods generated from our Taiwan operations of $398,278, or 8%, to $4,695,786 for fiscal year 2006 from $5,094,064 for fiscal year 2005.

Franchise income. The decrease in franchise income, from $2,289,655 for fiscal year 2005 to $2,080,551 for fiscal year 2006, or 9%, was mainly due to the decrease in the number of our franchised schools in Taiwan and the decrease in franchise income in Shanghai operations despite an increase in the number of franchised schools. Franchise income for Taiwan decreased by $93,290 from $1,465,721 for fiscal year 2005 to $1,372,431 for fiscal year 2006 and for Shanghai decreased by $115,814 from $823,934 for fiscal year 2005 to $708,120 for fiscal year 2006.

Other operating revenue. Our other operating revenues represents revenue from other activities and services such as training of teachers, arranging for personal English-language tutors, organizing field trips and educational fairs, and collecting fees for designing the school layout of our franchised schools. Other operating revenue decreased by $65,375, or 7%, to $856,772 for fiscal year 2006 from $922,147 for fiscal year 2005. The decrease was mainly due to a decrease in revenue generated from services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools in our Taiwan operations.

Gross Profit. Gross profit decreased by $348,445, or 5%, to $6,072,845 for fiscal year 2006 from $6,421,290 for fiscal year 2005. The decrease in gross profit was attributable to decrease in operating revenue.

Total Operating Costs. Total operating costs decreased by $172,306, or 5%, to $3,638,738 for fiscal year 2006 from $3,811,044 for fiscal year 2005. This decrease was mainly due to decreases in operating revenue.

Other Operating Expenses. Other operating expenses decreased by $1,062,605, or 16%, to $5,526,318 for fiscal year 2006 from $6,588,923 for fiscal year 2005, principally due to decreases in salary expenditures resulting from a reduction in employee headcount in our Shanghai operations.

Interest Expenses, Net. Net interest expenses decreased by $57,063, or 24%, to $179,825 for fiscal year 2006 from $236,888 for fiscal year 2005, primarily due to the reduction of loans due to officers and decreases in bank loans in 2006. Please refer to Note 12 in our Consolidated Financial Statements for more information.

Provision for Taxes. Provision for taxes for fiscal years 2006 and 2005 were $173,325 and $477,297, respectively. These provisions for income taxes mainly represent the use of net operating loss carry-forwards to offset the income generated for our operations in Taiwan and an increase in the valuation allowance charged against deferred tax assets generated from our PRC operations in order to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized.

Comparison of Fiscal Years 2005 and 2004

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchise income, and other operating revenue. Total net operating revenues increased by $503,221, or 5%, to $10,232,334 for the year ended December 31, 2005 (fiscal year 2005) from $9,729,113 for the year ended December 31, 2004 (fiscal year 2004). This increase included an increase in sales of goods in the amount of $198,112, a decrease in franchise income in the amount of $153,091, and an increase in other operating revenues in the amount of $458,200.

Sales of goods. The increase in sales of goods, from $6,822,420 for fiscal year 2004 to $7,020,532 for fiscal year 2005, or 2.9%, was mainly due to the increase in net sales of goods generated from our Shanghai operations of $430,196, or 28.9%, to $1,917,229 for fiscal year 2005 from $1,487,033 for fiscal year 2004.

Franchise income. The decrease in franchise income, from $2,442,746 for fiscal year 2004 to $2,289,655 for fiscal year 2005, or 6.27%, was attributable to a decrease in franchise income from Taiwan.

Other operating revenue. Our other operating revenues represents revenue from other activities and services such as training of teachers, arranging for personal English-language tutors, organizing field trips and educational fairs, and collecting fees for designing the school layout of our franchised schools. Other operating revenue increased by $458,200, or 98.76%, to $922,147 for fiscal year 2005 from $463,947 for fiscal year 2004. The increase was mainly due to revenue generated from our services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools.

Gross Profit. Gross profit increased by $125,735, or 2%, to $6,421,290 for fiscal year 2005 from $6,295,555 for fiscal year 2004. The increase in gross profit was attributable to the increase in sales of goods.

Total Operating Costs. Total operating costs increased by $377,486, or 11%, to $3,811,044 for fiscal year 2005 from $3,433,558 for fiscal year 2004. This increase was mainly due to increase in sales of goods and other operating revenue.

Other Operating Expenses. Other operating expenses increased by $42,079, or 0.6%, to $6,588,923 for fiscal year 2005 from $6,546,844 for fiscal year 2004, principally due to increases in our Shanghai operations.

Interest Expense, Net. Net interest expenses increased by $86,184, or 57.19%, to $236,888 for fiscal year 2005 from $150,704 for fiscal year 2004, primarily due to an increased loan during 2005.

Provision for Taxes. Provision for taxes for fiscal years 2005 and 2004 were $ 477,297 and $430,729, respectively. These provisions for income taxes mainly represent the use of net operating loss carry-forwards to offset the income generated for our operations in Taiwan and an increase in the valuation allowance charged against deferred tax assets generated from our PRC operations in order to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized.

Liquidity and Capital Resources

Comparison of Fiscal Years 2006 and 2005

As of December 31, 2006, our principal sources of liquidity included cash and bank balances of $1,419,873, which increased from $613,391 at December 31, 2005. The increase was mainly due to reductions in expenses in our Shanghai operations .

Net cash provided by (used in) operating activities was $1,773,267 and ($1,295,250) during fiscal years 2006 and 2005, respectively. Net cash provided by operating activities during fiscal year 2006 was primarily attributed to the decrease in net loss.

Net cash provided by investing activities was $671,018 and $1,514,264 during fiscal years 2006 and 2005, respectively. The $843,246 decrease is due to the change in the amount due from a shareholder/director of $977,838 during fiscal year 2005.

Net cash provided by (used in) financing activities during fiscal year 2006 was ($1,583,939) as compared to $262,196 during fiscal year 2005. The $1,846,135 decrease was primarily attributable to proceeds from bank borrowings of $213,357 during fiscal year 2006, as compared to that of $3,067,111 during fiscal year 2005.

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

Net cash (used in) provided by investing activities were $1,514,264 and ($354,073) during fiscal years 2005 and 2004, respectively. The $1,868,337 difference was primarily attributable to cash provided by pledged notes receivable of $369,807, an amount due from a shareholder and director of $977,838, and disposal of property and equipment of $202,822 during fiscal year 2005, as compared to that of $15,760, $0, and $70,062, respectively, for the same category during fiscal year 2004.

Net cash (used in) provided by financing activities during fiscal year 2005 was $262,196 as compared to $914,229 during fiscal year 2004. The $652,033 difference was primarily attributable to cash provided by borrowings from officers/shareholders of $1,271,800 during fiscal year 2005, as compared to that of ($585,006) during fiscal year 2004, and the repayment of bank borrowings of ($4,068,179) during fiscal year 2005.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

The Company, Higoal and its subsidiaries are collectively referred to as the “Group.” The following table represents the Group’s contractual obligations:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(Thousand dollars)
Contractual obligations
Bank borrowing	1,787	604	335	102	89	60	597
Pension benefit	87	—	—	—	—	17	70
Operating leases	597	346	197	54	—	—	—
Total	2,471	950	532	156	89	77	667

Bank Borrowing. One of our financing sources is from bank borrowings. As of December 31, 2006 and December 31, 2005, the balances of bank borrowings, including current and non-current portions, were $1,787,360 and $3,157,297, respectively.

New Subsidiary Investment. On December 27, 2006, the Group established a wholly -owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Ltd. with registered total capital of RMB$1,200,000, in order to operate direct-owned schools beginning in 2007 in the PRC. We hope to increase the profit margin of the Group as a result of the formation of KCEI.

Pension Benefit. In accordance with the ROC Labor Standard Law, the Group maintains two different retirement plans: a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”), which commenced in September 2003 and only applies to the regular employees of KCIT whom were employed before June 2005. For further information, please refer to Note 15 to our Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are $0 and $29,969, respectively.

We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. We have a non-contributory and funded defined-benefit retirement plan (the “Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, as described in Note 15 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $29,969, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for fiscal years 2006, 2005, and 2004 amounted to $77,750, $51,007 and $83,176, respectively.

Operating Leases. We have entered into several non-cancelable lease arrangements for administrative office space, warehouse space, and sales offices for various lengths of time.

Going Concern

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. The Group has been aggressively expanding its business in the PRC, and the Shanghai operations were profitable as of December 31, 2006. We anticipate continued expansion of the market for its learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing In order to increase its profit margin, the Group plans to operate direct-owned schools beginning in 2007. Because of the rapid expansion in Shanghai, the Group foresees needing additional funds in the near future to facilitate its expansion plans during 2007. As discussed in Note 12 to our Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their willingness to continue to support the Group until other sources of funds have been obtained. Moreover, management believes that, with continuous growth in the sales in the PRC, the existing directors’ support, and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this standard as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The standard requires us to use a dual approach for quantification of errors using both the “rollover” method, which assesses only the misstatement originating in the current year, and the “iron curtain” method, in which the cumulative misstatement is assessed, irrespective of when it originated. We have adopted the standard effective for our fiscal year ended December 31, 2006. The adoption did not have any impact on our financial statements.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2006, we have projected that, if interest rates were to increase by 1%, the result would be an annual increase in our interest expense of $17,914. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

Foreign currency exposure

We have operations in both Taiwan and the PRC. The functional currency of Higoal Development Ltd. and its subsidiary, Kid Castle Internet Technologies Ltd. is NT Dollars and the financial records are maintained and the financial statements are prepared for these entities in NT Dollars. The functional currency of Kid Castle Educational Software Development Company Ltd. and its consolidated investee, Jiangsi 21st Century Kid Castle Culture Media Co. Ltd. and Shanghai Kid Castle Educational Info Constitution Company Ltd., is Renminbi (“RMB”), and the financial records are maintained and the financial statements are prepared for these entities in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor do we use such instruments for speculative purposes. The translation from the applicable local currency assets and liabilities to the U.S. Dollar is performed using exchange rates in effect at the balance sheet date except for shareholders’ equity, which is translated at historical exchange rates. Revenue and expense accounts are translated using average exchange rates during the period. Gains and losses resulting from such translations are recorded as a cumulative translation adjustment, a separate component of shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of Brock, Schechter & Polakoff, LLP, are presented beginning at page F1 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2006, we engaged Brock, Schechter & Polakoff, LLP as our principal accountant and to audit our consolidated financial statements for the years ended December 31, 2005 and 2006.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our management’s evaluation; our conclusion is that as of December 31, 2006 our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new ERP system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system is expected to complete its trial run period by the end of June 2007 and become fully operational thereafter. The old system used by the Company will then be phased out. The phase out period will involve the amalgamation of old data into the new ERP system, and training for staff on how to use the new ERP system. During the phase-out period, various functions and operations of the new ERP system will be run in parallel on the old system.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive and financial accounting officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting.
  We recognize that the internal controls and procedures adopted by the Company were inadequate and gave rise to misappropriation of funds as disclosed in our Current Report on Form 8-K filed on June 23, 2006. Among other improvements, we began implementing a comprehensive ERP system that will improve the Company’s internal controls. The ERP system is currently at trial and test-run stage. The required software and hardware input have been fully installed and the system is now running to detect bugs that may reside in the system. The system is expected to be fully operational in the third fiscal quarter 2007. The Company believes that full implementation of its new ERP System will prevent misappropriation of funds by Company employees because the ERP system will perform the following functions:

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

The Company recognizes that its internal controls and procedures were inadequate; it is assertively attending to the inadequacy and believes that implementation of all of the foregoing procedures will significantly strengthen the Company’s internal financial controls and procedures.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Position with the Company
Suang Yi Pai	46	Chairman, Director and Acting Chief Financial Officer
Min Tan Yang	41	Chief Executive Officer and Director
Chin Chen Huang	39	President of Shanghai Operations and Director
Ming Tsung Shih	38	Director
Robert Theng	45	Director

*Age as at December 31, 2006.

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

Mrs. Huang has served as a director since October 2002 and as the President of Shanghai Operations since July 20, 2005. Prior to becoming the President of Shanghai Operations, she was our Vice President of Taiwan Operations.

Mr. Shih has served as a director since 2003. He is currently employed by Sunspring Metal Corporation as a Financial Manager and part-time lecturer in Tunghai University.

Mr. Theng has served as a director since 2003, and he is currently a full-time professor at Dayeh University of Taiwan and the Vice President of Strategic Planning and Control of CV Sinar Jaya, Indonesia, a general contractor and real estate developer.

None of our directors are related to any of our other directors and none have any pending legal claims or litigation against them.

Section 16(a) Beneficial Reporting Compliance

None

Audit Committee Financial Expert

           Mr. Shih qualifies as an audit committee financial expert according to the standard set forth in Regulation S-K, item 407. While the entire Board of Directors served as the Company's Audit Committee and assumed responsibility for reviewing the Company's financial statements with the Company's auditors during the fiscal year ended December 31, 2006, the two independent directors, Messrs. Shih and Theng, had separate reviewing sessions with the Company's auditors to discuss and ensure the accuracy and reliability of the Company's financial statements in addition to those sessions conducted with the full Board of Directors.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Please refer to Exhibit 14 for a copy of the translation of Code of Ethics. We will provide a copy of our Code of Ethics, without charge, to any person who requests in writing to our secretary.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee Interlocks and Insider Participation

As the Board of Directors does not have a Compensation Committee, the independent directors of the Board oversee the Company’s executive compensation program. In this capacity, the individual directors review compensation levels of executive officers, evaluate performance of executive officers, and consider management succession and related matters. At times, the non-independent directors, excluding Mr. Yang, the Company’s chief executive officer, have participated in discussions involving Mr. Yang’s compensation. The Board of Directors, excluding Mr. Yang, believes that Mr. Yang’s salary is consistent with the Company’s performance and comparable to similarly executives. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Elements to Executive Compensation

The Company’s executive compensation program is designed to attract and retain executives responsible for the Company’s long-term success, to reward executives for achieving both financial and strategic company goals and to provide a compensation package that recognizes individual contributions as well as overall business results. The Company’s executive compensation program also takes into account the compensation practices of companies with whom Kid Castle competes for executive talent.

The two key components of the Company’s executive compensation program are base salary and variable incentive compensation. Overall compensation is intended to be competitive for comparable positions at the peer companies.

Objectives. The objectives of the Company's executive compensation policies are to attract and retain highly qualified executives by designing the total compensation package to be in line with our competitive reference points; to motivate executives to provide excellent leadership and achieve Company goals by providing incentives to the achievement of specific annual goals; to align the interests of executives, employees, and stockholders by establishing cohesive management, financial, operation and marketing goals that reflect the Company's strategic growth plan; and to provide executives with reasonable security, through retirement plans and performance-based incentives that motivate them to continue employment with the Company and achieve goals that will make the Company thrive and remain competitive in the long run.

Competitive Reference Points. To ensure that its overall compensation is competitive, the Company periodically reviews executive compensation for a range of other companies that may include:

Linkage between compensation programs and Company objective and values. We link executive compensation closely with the Company objectives, which include employee engagement, operational excellence, cost management and profitability. Executives' annual performance evaluations are based in part on their achievement of specific goals as established by the Board of the Company.

The roles of various elements of compensation. Executive compensation includes base salary, other annual compensation granted under the non-contributory defined benefit retirement plan. Collectively, the Board's objective is to ensure a total pay package that is in line with the executive's competitive reference points.

Governance practices concerning compensation. The Board of Directors supervises many of the procedures that the Board follows to ensure good governance. These include setting CEO salary and reviewing and approving elected vice president salaries, setting annual goals for the Company, reviewing proposals for stock incentive plans, exercising fiduciary responsibilities over retirement plans, overseeing management development and succession planning, and keeping adequate records of its activities.

Base Salary

Each executive’s base salary is initially determined with reference to competitive pay practices and is dependent upon the executive’s level of responsibility and experience. The Board uses its discretion, rather than a formal weighting system, to evaluate these factors and to determine individual base salary levels. Thereafter, base salaries are reviewed periodically, and increases are made based on the Board’s subjective assessment of individual performance, as well as the factors discussed above. In light of the financial distress of the Company in 2005, Mr. Pai and Yang volunteered to receive no salary payments from the Company. In 2006, Mr. Pai and Mr. Yang were awarded $18,190 and $18,509 annual salary packages, respectively.

Variable Incentive Compensation

In past years the company has paid variable incentive compensation to its executives, however, due to the Company’s overall performance in 2006, the Company’s executive officers were not awarded bonuses.

Summary Compensation Table
The following table sets forth information about the compensation paid or accrued by the Company to the Company’s chief executive officer, chief financial officer and the most highly compensated executive officer:

		Annual Compensation				Long-Term Compensation
						Awards		Payouts
Name and Principle Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)		Restricted Stock Awards	Securities Under-Lying Options/ SARs (#)	LTIP Payouts (U.S. $)	All Other Compen-sation
Min-Tan Yang Chief Executive Officer	2006	18,509
Suang-Yi Pai Chief Financial Officer and Secretary	2006	18,190	—	—
Chin-Chen Huang President of Shanghai Operation	2006	70,565		3,746(i	)

(i)Estimated annual retirement benefits of Mrs. Huang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $2,160, accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $1,586.

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2006. The Company has never granted any stock options.

Pension Plans

The Group maintains tax-qualified defined contribution and benefit retirement plan for its employees in accordance with ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued New Labor Retirement pension regulations in Taiwan. The Group has defined the new contribution retirement plan (the ‘New Plan”) covering all regular employees in KCIT, and KCIT contributes monthly an amount equal to 6% of its employees’ basic salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”) , which commenced in September 2003 and only applies to the employees of KCIT who were employed before June 30, 2005, and KCIT contributes monthly an amount equal to 2% of its employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in Taiwan. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the relevant labor laws in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

PENSION BENEFITS

Name	Plan Name (i)		Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
CEO/PEO-Min-Tan Yang	—		—	—		—
CFO/PFO Suang-Yi Pai	—		—	—		—
Senior Vice President Chin-Chen Huang	Old and New (i	)	4	(ii	)	—

(i)
Former retirement plan ("Old Plan") calculation of pension benefits is applied prior to July 1, 2005 and existing retirement plan ("New Plan") calculation of pension benefits is applied after July 1, 2005.

(ii)	The fair value of plan assets as of December 31, 2006 was $84,312.

Compensation Committee Report

As we do not have a compensation committee, the entire board of directors reviewed and discussed the Compensation Discussion and Analysis set forth above and agrees to its inclusion in this annual report on form 10-K.

Suang Yi Pai
Min Tan Yang
Chin Chen Huang
Ming Tsung Shih
Robert Theng

Director Compensation

The Company’s Bylaws provide that the Company’s directors may be paid their expenses and a fixed sum for attendance at meetings of the Board of Directors, may be paid a stated salary as a director, and no such payment shall preclude any director from serving the Company in any other capacity and receiving compensation therefore. Currently, each independent director is paid US$615(NT$20,000) for his attendance at each regular Board meeting.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Ming Tsung Shih	—	—	—	—	—	$615	$615
Robert Theng	—	—	—	—	—	$615	$615
Kuo An Wang	—	—	—	—	—	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock by (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and named executive officer (defined above) individually; and (iii) all directors and executive officers as a group. Beneficial ownership of common stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended. These rules provide, among other things, that a person is deemed to be the beneficial owner of common stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the common stock or has the right to acquire such ownership within sixty days after the date of this registration statement.

Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class(2)
Suang-Yi Pai / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	4,841,377	19.36%
Min-Tang Yang / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	9,165,538	36.66%
Chin-Chen Huang / No. 4, Alley 11, Lane 338, Dahu Road, Yingge Town, Taipei County 239, Taiwan, R.O.C.	5,000	0.02%
Ming-Tsung, Shih / No. 29 Yongdong Street Yushun Villiage, Lukang Township Chang Hua, Taiwan, R.O.C.	—	—
Robert Theng / 3 Ally 21 Ln 36 Chieh Shou S. Rd. Changhua 500, Taiwan, R.O.C.	—	—
All officers and directors as a Group (5 persons)	14,011,915	56.02%

(1) Unless otherwise indicated, the address of each person listed is 8th Floor, No. 98 Min Chuan Road, Hsien Tien, Taipei, Taiwan, Republic of China.
(2) Based on 25,000,000 shares of common stock outstanding as at December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In late 2005, our company experienced financial difficulties and was incapable of generating cash flows sufficient to sustain our operations. At the time, our board of directors approached Messrs. Pai and Yang for financial aid and management support. Mr. Pai, a director of the Company, was elected Chairman on November 2, 2005 and subsequently procured short-term loans for the Company from two third parties, Olympic Well International Ltd. (“Olympic”) and Chen-Chen Shih, payable in three months in the amount of approximately U.S.$690,000 and $60,000 respectively, with a 7% annual interest rate. Mr. Yang, who was elected as a director of the Company on November 2, 2005, loaned us approximately U.S. $1.05 million with a 7% annual interest rate. As of July 31, 2006, the remaining debt owed by the Company to Olympic and Shih was assigned to Mr. Pai pursuant to Assignment Agreements dated as of August 1, 2006. On December 28, 2006, pursuant to the loan settlement and conversion agreement, the parties agreed to convert a portion of the loans to stock at conversion price of $0.15 per share and to issue promissory notes to the remaining amount. The promissory notes are due in one year and have an annual interest rate of 7%. These transactions are summarized in the following table:

	Outstanding Principal as of 12/28/2006 (US$)	Amount of Residual Promissory Note (US$)	Promissory Note Due Date	Promissory Note Interest Rate	Principal converted to Common Stock (US$0.15/ share)	Shares of Common Stock
Pai	407,725	107,680	12/27/2007	7%	300,045	2,000,297
Yang	840,789	240,789	12/27/2007	7%	600,000	4,000,000

Policy and Procedures with Respect to Related Person Transactions

The Company recognizes that Related Person Transactions (defined as transactions, arrangements or relationships in which the Company was, is or will be a participant and the amount involved exceeds $10,000, and in which any Related Person (defined below) had, has or will have a direct or indirect interest) may raise questions among shareholders as to whether those transactions are consistent with the best interests of the Company and its shareholders. It is the Company’s policy to enter into or ratify Related Person Transactions only when the Board of Directors determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders, including but not limited to situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

“Related Person” is defined as follows:

1.	any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company;

2.	any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities;

3.
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and

4.
any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Directors and executive officers are required to submit to the Board of Directors, acting in its role as audit committee, a list of immediate family members and a description of any current or proposed Related Person Transactions on an annual basis and provide updates during the year.

In its review of any Related Person Transactions, the Board of Directors must consider all of the relevant facts and circumstances available to it, including (if applicable) but not limited to: the benefits to the Company; the impact on a director’s independence in the event the Related Person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. No member of the Board of Directors may participate in any review, consideration or approval of any Related Person Transaction with respect to which such member or any of his or her immediate family members is the Related Person. The Board of Directors will approve or ratify only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Board of Directors determines in good faith. The Board of Directors will convey the decision to the Chief Executive Officer or the Chief Financial Officer, who will convey the decision to the appropriate persons within the Company.

Director Independence

Based on the definition of “Independent Director” contained American Stock Exchange, Inc. Listed Company Manual, Messrs. Shih and Theng are “Independent Directors”. Messrs. Pai, Yang, and Huang are not “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The total audit fees incurred for years 2005 and 2006 amounted to US$69,264 and US$136,325, respectively.

Audit-Related Fees

No audit-related fees were incurred in 2005 or 2006.

Tax Fees

The fees incurred for engaging tax advisors for years 2005 and 2006 amounted to US$13,000 for each period.

All Other Fees

None

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed.

(1) Consolidated Financial Statements

The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of Brock, Schechter & Polakoff, LLP, are presented beginning at page F-1.

(2) Summary of Quarterly Results

	1Q		2Q		3Q		4Q		For the Year
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenue
Sales of Goods	$2,220,496	$2,375,155	$1,309,033	$1,174,176	$2,573,101	$2,822,830	$671,630	$684,371	$6,774,260	$7,020,532
Franchise income	506,547	597,925	688,141	710,121	831,805	606,879	54,058	374,730	2,080,551	2,289,655
Other operating revenue	245,484	149,912	(70,988)	156,436	307,698	142,459	374,578	734,340	856,772	922,147
Total net operating revenue	2,972,527	3,122,992	1,926,186	2,040,733	3,712,604	3,572,168	1,100,266	1,496,441	9,711,583	10,232,334
Operating costs
Cost of goods sold	(807,487)	(927,731)	(562,738)	(579,442)	(987,402)	(1,194,054)	(327,023)	(30,925)	(2,684,650)	(2,732,152)
Cost of franchising	(80,125)	(113.613)	(91,242)	(63,042)	(83,107)	(370,880)	(83,512)	50,835	(337,986)	(496,700)
Other operating costs	(42,251)	(74,196)	(39,326)	(103,075)	(527,095)	(129,805)	(7,430)	(275,116)	(616,102)	(582,192)
Total operating costs	(929,863)	(1,115,540)	(693,306)	(745,559)	(1,597,604)	(1,694,739)	(417,965)	(255,206)	(3,638,738)	(3,811,044)
Gross profit	2,042,664	2,007,452	1,232,880	1,295,174	2,115,000	1,877,429	682,301	1,241,235	6,072,845	6,421,290
Advertising costs	(2,541)	(33,363)	(14,747)	(23,491)	(2,296)	0	(2,249)	(34,289)	(21,833)	0
Other operating expenses	(1,415,130)	(1,785,500)	(1,429,510)	(1,465,044)	(1,379,880)	(2,302,459)	(1,301,798)	(1,035,920)	(5,526,318)	(6,588,923)
(Loss) income from operations	624,993	188,589	(211,377)	(193,361)	732,824	(425,030)	(621,746)	171,026	524,694	(258,776)
Interest expenses, net	(33,373)	(59,253)	(86,752)	(56,730)	(31,632)	(55,363)	(28,068)	(65,542)	(179,825)	(236,888)
Share of loss of investments	(8,594)	12,483	(491)	0	(10,915)	(34,116)	(19,489)	(33,169)	(39,489)	(54,802)
Loss on write-off of investment	0	0	0	0	0	0	0	0	0	0
Other non-operating income, net	(37,735)	(48,939)	38,910	102,563	77,719	138,777	(232,697)	(868,859)	(153,803)	(676,458)
(Loss) income before income taxes	545,291	92,880	(259,710)	(147,528)	767,996	(375,732)	(902,000)	(796,544)	151,577	(1,226,924)
Benefit (provision) for taxes	(168,481)	(143,453)	(18,428)	(41,297)	(62,552)	(90,611)	76,136	(201,936)	(173,325)	(477,297)
Net income (loss) from operations	376,810	(50,573)	(278,138)	(188,825)	705,444	(466,343)	(825,864)	(998,480)	(21,748)	(1,704,221)
Minority interest income	(18,951)	143	5,359	(19,202)	(41,731)	35,206	30,860	(10,208)	(24,463)	5,939
Net (loss) income	$357,859	$(50,430)	$(272,779)	$(208,027)	$663,713	$(432,137)	$(795,004)	$(1,008,688)	$(46,211)	$(1,698,282)
(Loss) earnings per share—basic and diluted	$0.019	$(0.003)	$(0.014)	$(0.01)	$0.03	$(0.02)	$(0.03)	$(0.053)	$(0.002)	$(0.089)
Weighted-average shares used to compute (loss) earnings per share—basic and diluted	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703	25,000,000	18,999,703	25,000,000	18,999,703

(3) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Accounts receivable

Allowance for doubtful accounts and sales returns

	Balance at Beginning of Year	Charged to Expenses	Write-Offs and Others	Translation Adjustments	Balance at End of Year
2004	436,841	29,297	(289,007)	19,057	196,188
2005	196,188	604,928	―	(48,634)	752,482
2006	752,482	356,871	―	1,032	1,108,321

Inventory

Provision for loss on inventory obsolescence and slow-moving items

	Balance at Beginning of Year	Charged (Credit) to Costs	Translation Adjustments	Balance at End of Year
2004	651,795	70,792	53,150	775,737
2005	775,737	5,403	(26,689)	754,451
2006	754,451	(310,948)	6,227	449,730

Deferred income tax assets

Valuation allowance for deferred income tax assets — current

	Balance at Beginning of Year	Charged (Credit) to Costs	Translation Adjustments	Balance at End of Year
2004	$394,610	$193,573	$40,306	628,489
2005	624,489	261,670	(130,941)	755,218
2006	755,218	(611,059)	5,537	149,696
Valuation allowance for deferred income tax assets — non current

	Balance at Beginning of Year	Charged (Credit) to Costs	Translation Adjustments	Balance at End of Year
2004	$30,084	9,445	3,090	42,619
2005	42,619	36,152	193,805	272,576
2006	272,576	(30,696)	1,998	243,878

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
Date: June 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Min-Tan Yang
Min-Tan Yang	Director and President (Principal Executive Officer)	June 14, 2007

/s/ Suang-Yi Pai
Suang-Yi Pai	Director, Chief Financial Officer and Chairman (Principal Financial and Accounting Officer)	June 14, 2007

/s/ Chin-Chen Huang
Chin-Chen Huang	Director	June 14, 2007

/s/ Ming-Tsung Shih
Ming-Tsung Shih	Director	June 14, 2007

/s/ Robert Theng
Robert Theng	Director	June 14, 2007

Exhibit Index

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
3.1	Articles of Incorporation	Form 10-K filed March 8, 2007	3.1

3.2	Bylaws	Form 10-Q/A filed August 17, 2004	3.1

10.1	Acknowledgements of Loan, Loan Agreement by and between Chang Hwa Commercial Bank and Kid Castle Internet Technology Corporation and Guarantee Agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor) on March 21, 2005	Form 10-K filed March 8, 2007	10.1

10.2
Complete translation of Acknowledgement of Loan, Loan Agreement by and between FUHWA Bank and Kid Castle Internet Technology Corporation, and Receipt of Borrowing by and among Kid Castle Internet Technology Corporation (Borrower), Mr. Min-Tan Yang (Guarantor) and Mr. Suang-Yi Pai (Guarantor) and FUHWA Bank on December 2006

10.3	Acknowledgement of Loan by International Bank of Taipei and Loan agreement by and between Kid Castle Internet Technology Corporation and International Bank of Taipei on February 2, 2005	Form 10-K filed March 8, 2007	10.3

10.4	Complete translation of Approval notification from Chang Hwa Bank Co., Ltd., for loan extension on October 2006

10.5	Complete translation of Copyright agreement by Kid Castle Internet Technology Corporation and 21st century Publishing House

10.6
Complete translation of House Lease Agreement, dated as of March 8, 2006 by and between Real Estate Co. of Shanghai China International Travel Service Co. Ltd. and Kid Castle Education Software Development Company Ltd.

10.7	Complete translation of Lease Agreement, dated as of May 30, 2006, by and between, Rei-Bi Wang (Lessor) and Kid Castle Internet Technology Corporation (Lessee)

10.8	Lease Agreement, by and between Kuan Lei Construction Ltd. (Lessor) and Kid Castle Internet Technology Corporation (Lessee) on November 1, 2004	Form 10-K filed April 15, 2005	10.17

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document

10.9	English Summary of Lease Agreement of Warehouse by and between Jen Shan Chang and Hon Chan Lin (Lessor) and Kid Castle Internet Technology Corporation (Lessee) on April 1, 2006	10K filed April 15, 2004	10.18

10.10	English-language summary of joint venture agreement dated as of April 1, 2004, by and between Tianjin Foreign Enterprises & Experts Service Corp. and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.1

10.11	English-language summary of joint venture agreement dated as of April 28, 2004, by and among LANBEISI Education & Culture Industrial Co., Ltd, Sichuan Province Education Institutional Service Center and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.2

10.12	English-language summary of Liability Transfer Agreement dated as of March 25, 2004, by and among Higoal Development Limited, Kidcastle Internet Technologies Limited, Mr. His Ming Pai and Mr. Kuo-An Wang and Mr. Yu-En Chiu	Form 10-KSB filed March 30, 2004	10.30

14	Code of Ethics	Form 10-K filed April 15, 2005	14

21	Subsidiaries of the Company	Form 10-KSB filed March 30, 2004	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kid Castle Educational Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholders
Kid Castle Educational Corporation
Taipei, Taiwan ROC

We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation and it’s Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2004 were audited by other independent accountants whose report dated March 31, 2005, except as to Note 19. B. (xi) footnote 2., which was dated March 7, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule appearing under Item 15(a)(2) on page 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brock, Schechter & Polakoff, LLP
Buffalo, New York
June 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of

Kid Castle Educational Corporation

In our opinion, the consolidated statements of operations, of shareholders’ equity and of cash flows for the year ended December 31, 2004 presents fairly, in all material respects, the results of operations and cash flows of Kid Castle Educational Corporation and its subsidiaries (the “Company”) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in Item 15(a)(3) presents fairly, in all material respects, the information for 2004 set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Taipei, Taiwan

March 31, 2005, except as to Note 19. B. (xi) footnote 2. which was dated March 7, 2007

Kid Castle Educational Corporation
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
	(Expressed in US Dollars)
ASSETS
Current assets
Cash and bank balances	$1,419,873	$613,391
Bank fixed deposits - pledged (Note 12)	75,210	120,813
Notes and accounts receivable, net (Notes 3 and 19)	2,001,145	2,593,276
Inventories, net (Note 4)	1,636,020	2,069,492
Other receivables (Notes 5 and 19)	127,062	223,063
Prepayments and other current assets (Note 6)	141,620	411,526
Pledged notes receivable (Note 12)	430,415	849,704
Deferred income tax assets (Note 7)	105,426	72,992

Total current assets	5,936,771	6,954,257
Deferred income tax assets (Note 7)	49,909	46,382
Interest in associates (Note 8)	33,295	71,158
Property and equipment, net (Note 9)	1,755,992	1,808,411
Intangible assets, net of amortization (Note 10)	538,638	699,246
Long-term notes receivable	812,809	482,483
Pledged notes receivable (Note 12)	13,851	357,825
Other assets	231,958	563,175

Total assets	$9,373,223	$10,982,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank borrowings ― short-term and maturing within one year (Note 12)	$808,037	$1,516,906
Notes and accounts payable (Note 19)	925,577	1,385,478
Accrued expenses (Note 11)	975,396	560,733
Amounts due to officers (Note 19)	355,653	977,838
Other payables	381,647	1,057,161
Deposits received (Note 13)	752,597	462,007
Receipts in advance (Note 14)	2,402,624	2,353,680
Income tax payable (Note 7)	$143,771	$122,481

Total current liabilities	6,745,302	8,436,284
Bank borrowings maturing after one year (Note 12)	979,323	1,640,391
Receipts in advance (Note 14)	1,275,638	1,130,207
Deposits received (Note 13)	629,165	864,196
Deferred Liability	36,624	35,416
Accrued pension liabilities (Note 15)	287,363	174,387

Total liabilities	9,953,415	12,280,881

Commitments and contingencies (Note 16)
Minority interest	54,561	28,627
Shareholders’ equity
Common stock, no par share (Note 17):
25,000,000 shares authorized; 25,000,000 and 18,999,703 shares issued and outstanding at December 31, 2006 and 2005, respectively.	8,592,138	7,669,308
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit (Note 18)	(9,056,567)	(9,010,356)
Accumulated other comprehensive loss	(330,713)	(244,864)
Net loss not recognized as pension cost	(98,952)	—

Total shareholders’ equity	(634,753)	(1,326,571)

Total liabilities and shareholders’ equity	$9,373,223	$10,982,937

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
	(Expressed in US Dollars)
Operating revenue (Note 21)
Sales of goods	$6,774,260	$7,020,532	$6,822,420
Franchise income	2,080,551	2,289,655	2,442,746
Other operating revenue	856,772	922,147	463,947

Net operating revenue	9,711,583	10,232,334	9,729,113

Operating costs (Note 21)
Cost of goods sold	(2,684,650)	(2,732,152)	(2,569,078)
Cost of franchising	(337,986)	(496,700)	(474,304)
Other operating costs	(616,102)	(582,192)	(390,176)

Total operating costs	(3,638,738)	(3,811,044)	(3,433,558)

Gross profit	6,072,845	6,421,290	6,295,555
Advertising costs	(21,833)	(91,143)	(532,015)
Other operating expenses	(5,526,318)	(6,588,923)	(6,546,844)

Profit (loss) from operations	524,694	(258,776)	(783,304)
Interest expense, net (Note 12)	(179,825)	(236,888)	(150,704)
Share of profit (loss) of investments	(39,489)	(54,802)	(36,573)
Other non-operating income, net	(153,803)	(676,458)	151,981

Profit (loss) before income taxes and minority interest income	151,577	(1,226,924)	(818,600)
Income taxes (expense) benefit (Note 7)	(173,325)	(477,297)	(430,729)

Loss after income taxes	(21,748)	(1,704,221)	(1,249,329)
Minority interest income	(24,463)	5,939	(5,263)

Net loss	$(46,211)	$(1,698,282)	$(1,254,592)

Loss per share — basic and diluted	$(0.002)	$(0.089)	$(0.066)

Weighted-average shares used to compute loss per share — basic and diluted	25,000,000	$18,999,703	$18,999,703

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional			Accumulated Other	Net loss not recognized
	Number of Shares	Amount	Paid-In Capital	Legal Reserve	Accumulated Deficit	Comprehensive Loss	as pension cost	Total
	(Expressed in US Dollars)
Balance, January 1, 2004	18,999,703	7,669,308	194,021	65,320	(6,057,482)	(163,170)	—	1,707,997
Net loss for 2004	—	—	—	—	(1,254,592)	—	—	(1,254,592)
Cumulative translation adjustment	―	―	―	―	―	(59,480)	—	(59,480)
Comprehensive loss								(1,314,072)
Balance, December 31, 2004	18,999,703	$7,669,308	$194,021	$65,320	$(7,312,074)	$(222,650)	—	$393,925

Net loss for 2005	—	—	—	—	(1,698,282)	—	—	(1,698,282)
Cumulative translation adjustment	—	—	—	—	—	(22,214)	—	(22,214)
Comprehensive loss								(1,720,496)
Balance, December 31, 2005	18,999,703	7,669,308	194,021	65,320	(9,010,356)	(244,864)	—	(1,326,571)

Net loss for 2006	—	—	—	—	(46,211)	—	—	(46,211)
Cumulative translation adjustment	—	—	—	—	—	(85,849)	—	(85,849)
Comprehensive loss								(132,060)
Repayment of a liability by issuance of common stock	6,000,297	922,830	—	—	—	—	—	922,830
Net loss not recognized as pension cost	—	—	—	—	—	—	(98,952)	(98,952)
Balance, December 31, 2006	25,000,000	8,592,138	194,021	65,320	(9,056,567)	(330,713)	(98,952)	(634,753)

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Expressed in US Dollars)
Cash flows from operating activities
Net loss	$(46,211)	$(1,698,282)	$(1,254,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	215,249	299,884	203,077
Amortization of intangible assets	166,106	167,945	161,648
Allowance for sales returns	(20,814)	(30,220)	(75,595)
Allowance for doubtful debts	363,687	604,928	104,892
Provision (reversal of) for loss on inventory obsolescence and slow-moving items	17,755	5,403	70,792
Share of loss of investments in associates	39,489	―	36,573
Loss on write-off of an investment	―	54,802	―
Loss (gain) on disposal of property and equipment	―	11,363	6,879
Minority interest income	24,463	(4,089)	2,616
(Increase)/decrease in:
Notes and accounts receivable	(362,561)	(1,090,681)	65,060
Inventories	431,898	819,533	(599,829)
Other receivables	743,006	387,069	(60,977)
Prepayments and other current assets	273,531	51,907	(264,909)
Deferred income tax assets	(35,164)	261,670	381,664
Other assets	336,099	30,029	(394,070)
Increase/(decrease) in:
Notes and accounts payable	(600,254)	(70,890)	192,896
Accrued expenses	425,041	(127,811)	(145,690)
Other payables	(900,934)	(719,516)	(129 292)
Receipts in advance	169,592	(8,420)	(38,325)
Income taxes payable	20,438	29,263	47,194
Deposits received	512,377	(288,778)	129,253
Accrued pension liabilities	474	19,641	15,833
Net cash (used in) provided by operating activities	1,773,267	(1,295,250)	(1,544,902)

Cash flows from investing activities
Purchase of property and equipment	(149,424)	(203,030)	(321,001)
Proceeds from disposal of property and equipment	―	202,822	70,062
Net cash acquired from acquisition of subsidiary	―	―	79,151

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,
	2006		2005		2004
	(Expressed in US Dollars)
Amount due from shareholder/director		―		977,838		―
Prepayment of long-term investments		―		―		(24,131)
Acquisition of long-term investments		―		―		(103,762)
Bank fixed deposits — pledged		46,593		166,827		(70,152)
Pledged notes receivable		773,849		369,807		15,760
Advance to ex-CFO (Note 19 B(xi)2)		―		(2,953,337)		(799,820)
Repayments of advance to ex-CFO (Note 19 B(xi)2)		―		2,953,337		799,820

Net cash (used in) provided by investing activities		671,018		1,514,264		(354,073)

Cash flows from financing activities
Proceeds from bank borrowings		$213,357		$3,067,111		$3,351,287
Repayment of bank borrowings		(1,609,571)		(4,068,179)		(1,821,481)
Repayment of capital leases		―		(8,536)		(30,571)
(Repayment of loan) borrowings from officers/shareholders		(1,110,555)		1,271,800		(585,006)
Issuance of common stock		922,830		―		―

Net cash provided by financing activities		(1,583,939)		262,196		914,229

Net increase (decrease) in cash and cash equivalents		860,346		481,210		(984,746)
Effect of exchange rate changes on cash and cash equivalents		(53,864)		(81,383)		(75,413)
Cash and cash equivalents at beginning of year		613,391		213,564		1,273,723

Cash and cash equivalents at end of year		$1,419,873		$613,391		$213,564

Supplemental disclosure of cash flow information
Interest paid		$107,696		$236,978		$238,225

Income taxes paid		$169,797		$177,920		$6,280

Supplemental disclosure of significant non-cash transactions
Capital lease of transportation equipment	$	―	$	―	$	―

Increase of long-term investments corresponding to the (decrease) of the following accounts:
Prepaid long-term investments	$	―	$	―		$(61,202)

Other receivable — related parties	$	―	$	―		$(120,422)

Write-off of an equity investment against deferred income:
Balance of an equity investment	$	―	$	―	$	―
Balance of deferred income		―		―		―

Loss on write-off of an equity investment	$	―	$	―	$	―

Repayment of a liability by issuance of common stock	$	―	$	―	$	―

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

In July 2003, KCES entered into an agreement with 21st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (Culture Media). It was agreed that KCES and 21st Century Publishing House each would own 50% ownership and that each party would contribute RMB$1 million for the incorporation. On July 2, 2004, KCES acquired additional 40% of Culture Media’s ownership from 21st Century Publishing House. KCES now owns 90% of Culture Media.

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (‘KCEI”) in the People’s Republic of China (the PRC), with registered total capital of RMB$1,200,000, in order to operate direct-owned schools in PRC.

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

Foreign Currency Translation and Transactions

The functional currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in US$. The functional currency of Higoal and its subsidiary, KCIT is New Taiwan Dollars (“NT$”) and the financial records are maintained and the financial statements are prepared in NT$. The functional currency of KCES, Culture Media and KCEI is Renminbi (“RMB”) and the financial records are maintained and the financial statements are prepared in RMB.

For the Company, foreign currency transactions during the year are translated into US$ at the exchange rates existing on the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US$ at year-end exchange rates. All exchange differences are dealt with in the statement of operations.

For Higoal and KCIT, foreign currency transactions during the year are translated into NT$ at the exchange rates existing on the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into NT$ at year end exchange rates. All exchange differences are dealt with in the statement of operations.

For KCES, Culture Media and KCEI, foreign currency transactions during the year are translated into RMB at the exchange rates existing on the transaction dates. Gain and loss resulting from foreign currency transactions are included in the statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into RMB at year end exchange rates. All exchange differences are dealt with in the statement of operations.

For the purpose of preparing the Group’s consolidated financial statements, the statement of operations of KCES prepared in RMB has been translated at the average exchange rates of NT$4.045 = RMB1.00 (2005: NT$3.926 = RMB1.00; 2004:NT$4.037 RMB1.00) and the balance sheet expressed in RMB has been translated at the exchange rate of NT$4.177 = RMB 1.00 (December 31, 2005: NT$4.069 = RMB1.00; December 31, 2004:NT$3.831=RMB1:00) existing on December 31, 2006. Translation adjustments are included as a component of shareholders’ equity.

For presentation of the Group’s consolidated financial statements, the consolidated statement of operations and consolidated statement of cash flows of Higoal prepared in NT$ have been translated at the average exchange rate of US$1.00 = NT$32.523 (2005: US$1.00 = NT$32.167; 2004:US$1:00 = NT$33.42;2003: US$1.00 = NT$34.44) and the consolidate balance sheet of Higoal expressed in NT$ have been translated at the exchange rate of US$1.00 = NT$32.596 (December 31, 2005: US$1.00 =NT$32.835; December 31, 2004:US$1:00 = NT$31.71; December 31, 2003: US$1.00 =NT$34.11) ruling as of December 31, 2006. Translation adjustments are included as a component of shareholders’ equity.

Revenue Recognition

Sales of books, magazines, audiotapes, video tapes, compact discs and other merchandise are recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Provision is made for expected future sales returns and discounts when revenue is recognized.

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

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2006, 2005, and 2004 because of the relatively short-term maturity of these instruments.

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to potential common shares. For the years ended December 31, 2006, 2005, and 2004, the Group did not have any potential common shares.

Reclassification

The presentation of certain prior information has been reclassified to conform to current presentation.

Recent Accounting Pronouncements

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this standard as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, established a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The standard requires us to use a dual approach for quantification of errors using both the “rollover” method, which assesses only the misstatement originating in the current year, and the “iron curtain” method, in which the cumulative misstatement is assessed, irrespective of when it originated. We have adopted the standard effective for our fiscal year ended December 31, 2006. The adoption did not have any impact on our financial statements.

NOTE 3 — NOTES AND ACCOUNTS RECEIVABLE

	December 31, 2006	December 31, 2005

Accounts receivable
— Third parties	$2,995,538	$2,944,574
— Related parties (Note 19 B(vi))	113,928	401,184

Total	3,109,466	3,345,758
Less: Allowance for doubtful accounts and sales returns (Note)	(1,108,321)	(752,482)

Notes and accounts receivable, net	$2,001,145	$2,593,276

Note: The total allowance for doubtful accounts and sales returns for the year ended December 31, 2006 amounted to US$1,108,321. Of this total, the allowance for sales returns was US$6,707, and allowance for doubtful accounts was US$1,101,614. The allowance for sales returns in the amount of US$6,707 is calculated based on historical operations in the ROC. Allowance for doubtful accounts in the amount of US$1,101,614 includes US$707,715 attributable to Shanghai Wonderland which was having difficulty paying its debts in the third fiscal quarter of 2005. The balance of US$393,899 is attributable to other debtors of the Company. The estimate of allowance for doubtful debt is made based on a percentage ageing analysis, whereby 100% of overdue receivables in our ROC operations exceeding 365 days are recognized as a doubtful account. Allowance for doubtful accounts in our operations in the PRC region are recognized in two categories with varying percentages based on the number of days overdue. The categories are (1) overdue between 181 and 365 days (based on an analysis of the financial strength of each customer, a discount ranging between 10% and 80% is assigned) and (2) overdue exceeding 365 days, which are revised at 100%.

NOTE 4 —INVENTORIES

	December 31, 2006	December 31, 2005

Work in progress	$145,110	$127,001
Finished goods and other merchandise	2,268,608	2,696,942

	2,413,718	2,823,943
Less: Allowance for obsolete inventories	(777,698)	(754,451)

	$1,636,020	$2,069,492

NOTE 5 —OTHER RECEIVABLES

	December 31, 2006	December 31, 2005

Tax paid on behalf of landlord	$—	$2,013
Advances to staff	55,438	125,590
Penalties receivable	—	—
Grants from Market Information Center	—	—
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note i)	381,092	368,528
Bank pledged deposits	—	—
Other receivables	42,480	86,141
Less : Allow for doubtful accounts	(381,092)	(368,528)

	97,918	213,744
Other receivables — related parties (Note 19 B(vii))	29,144	9,319

	$127,062	$223,063

Note:

(i)
Shanghai Wonderland was a distributor of the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), RMB$500,000 (approximately $60,000), and RMB$2,500,000 (approximately $310,000) for operations in December 2003, July 2005 and August 2005, respectively. The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005. As of December 31, 2006, Shanghai Wonderland still owes the Group a balance of RMB$3,000,000 (approximately $381,092). Such sum has now been itemized and recorded as "allowance for doubtful accounts" compared to its prior recognition as "Other receivables".

NOTE 6 - PREPAYMENTS AND OTHER CURRENT ASSETS

	December 31, 2006	December 31, 2005

Prepayments	$139,582	$399,659
Temporary payments	1,084	11,038
Tax recoverable	—	—
Prepaid interest	54	—
Others	900	829

	$141,620	$411,526

NOTE 7 -INCOME TAXES

The income taxes of the Group are substantially attributable to the operations in Taiwan and the PRC whose statutory tax rates are 25% and 15%, respectively.

	Years Ended December 31,
	2006	2005	2004

Income taxes expense (benefit) consisted of:
Income taxes	$143,771	$232,086	$9,186
Deferred income taxes	29,554	208,343	381,665
Tax on undistributed earnings (Note 18)	—	36,868	39,878

	$173,325	$477,297	$430,729

The principal differences between taxes on income computed at the applicable statutory income tax rate in Taiwan and recorded income tax (benefit) expense are as follows:

	Years Ended December 31,
	2006	2005	2004

Income taxes (benefit) expense calculated on applicable statutory tax rates	$(64,236)	$(67,397)	$(265,709)
Lower effective income tax rates of other countries	8,446	97,185	114,107
Valuation allowance	—	353,705	476,929
Non-taxable income	—	—	(54,431)
Non-deductible expenses	229,115	56,936	119,955
Tax on undistributed earnings	—	36,868	39,878

Income taxes expense (benefit) as recorded in statement of operations	$173,325	$477,297	$430,729

Significant components of the estimated deferred income tax assets as of December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005

Deferred income tax assets - current assets
Allowance for sales returns and discounts	$1,690	$11,606
Allowance for doubtful debts	4,368	23,251
Allowance for obsolete inventories	99,367	243,383
Web site design costs	—	—
Pre-operating expenses	—	—
Future benefit of tax losses	149,697	378,546
Others	—	171,424

	255,122	828,210
Less: Valuation allowance	(149,696)	(755,218)

	$105,426	$72,992

Deferred income tax assets - non-current assets
Provision for pension fund	46,074	56,099
Amortization of intangible assets	243,878	223,161
Provision for diminution in value of long-term investment	3,835	39,698

	293,787	318,958
Less: Valuation allowance	(243,878)	(272,576)

	$49,909	$46,382

Total deferred income tax assets	$155,335	$119,374

At December 31, 2005, KCESD has net operating losses of approximately US$997,982, available to be carried forward to offset future taxable income which will expire in 2007.

The Company’s net operating loss carry forwards to offset future taxable income is insignificant.

NOTE 8 -INTEREST IN ASSOCIATES

	December 31, 2006	December 31, 2005

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$96,111	$92,942
Share of loss	(52,091)	(40,803)

	$44,020	$52,139

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$89,704	$86,746
Share of loss	(104,693)	(80,360)

	$(14,989)	$6,386

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”) (Note (iii))
Investment cost	$46,133	$44,612
Share of loss	(41,869)	(31,979)

	$4,264	$12,633

	$33,295	$71,158

Notes:

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

For the years ended December 31, 2006 and 2005, the Group recognized an investment loss, accounted for under the equity method, in Education Center of $9,759 and $7,103 respectively.

(ii)
On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, 2006 and 2005, the Group recognized an investment loss of $21,164 and $37,846 respectively, accounted for under the equity method, in Tianjin Consulting.

(iii)
On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd. in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, 2006 and 2005, the Group recognized an investment loss accounted for under the equity method in Lanbeisi of $8,625 and $9,853, respectively.

NOTE 9 —PROPERTY AND EQUIPMENT

	December 31, 2006	December 31, 2005

Freehold land	$563,579	$559,477
Buildings	920,358	913,659
Furniture and fixtures	773,009	823,599
Transportation equipment	189,542	85,904
Miscellaneous equipment	329,612	225,250

	2,776,100	2,607,889
Less: Accumulated depreciation	(1,020,108)	(799,478)

	$1,755,992	$1,808,411

The land and buildings at 8th floor, No. 98 Min Chuan Road, Hsin-Tien City, Taipei City, Taiwan, with carrying cost of $1,483,937 and $1,473,136 as of December 31, 2006 and 2005, respectively, purchased from a director are pledged to a bank to secure a bank loan (Note 12(iv)) granted in December 2003.

Depreciation charged to the operations was $215,249, $299,884 and $203,077 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 10 — INTANGIBLE ASSETS

	December 31, 2006	December 31, 2005

Gross carrying amount
Franchise	$1,043,775	$1,036,178
Copyrights	613,572	609,106

	1,657,347	1,645,284

Less: Accumulated amortization
Franchise	(704,548)	(595,802)
Copyrights	(414,161)	(350,236)

	(1,118,709)	(946,038)

	$538,638	$699,246

Amortization charged to operations was $166,106, $167,945 and $161,648 for the years ended December 31, 2006, 2005, and 2004, respectively.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2007	$166,105
2008	166,105
2009	166,105
2010	40,323
2011	—

$538,638

NOTE 11 —ACCRUED EXPENSES

	December 31, 2006	December 31, 2005

Accrued compensation	$305,860	$195,489
Accrued commission	—	—
Accrued professional fee	146,828	196,766
Accrued production cost	18,968	47,944
Accrued value-add-in tax	—	—
Accrued advertising cost	—	—
Others	503,740	120,534

	$975,396	$560,733

NOTE 12 —BORROWINGS

	Notes		December 31, 2006	December 31, 2005

Bank term loans	(i	)	$108,922	$564,704
Short-term unsecured bank loans	(ii	)	446,086	539,583
Mid-term loan	(iii	)	—	586,436
Mid-term secured bank loan	(iv	)	1,232,352	1,466,574

			1,787,360	3,157,297

Less: Balances maturing within one year included in current liabilities bank term loans			103,523	145,042
Short-term unsecured bank loans			446,086	539,583
Mid-term loans			—	586,436
Mid-term secured bank loan			258,428	245,845

			808,037	1,516,906

Bank borrowings maturing after one year			$979,323	$1,640,391

Notes:

(i)
The balance represents discounting notes receivable loans with the bank using post-dated checks totaling $261,142 and $873,215 received from franchises and also collateralized by the Group’s bank deposits of $1,963 and $46,456 as of December 31, 2006 and 2005, respectively. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, and was extended on October 18, 2006. The weighted average interest rates were 5.37% and 5.83% per annum as of December 31, 2006 and 2005, respectively.

For the years ended December 31, 2006 and 2005, the interest expense charged to operations amounted to $17,995 and $50,225, respectively.

(ii)
In March 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553, which is guaranteed by two directors and shareholders of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1.3% per annum and was extended on April 11, 2006 and October 18, 2006. It is due and payable in September 2007. The applicable interest rate is approximately 5.37% and 5.45% per annum as of December 31, 2006 and 2005, respectively.

In August 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553, which was collateralized by the KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of loan balance, and guaranteed by two directors and shareholders of the Group. The loan bears interest at the lending back’s basic fixed deposit rate plus 3.29% per annum, which was extended on August 4, 2006 to a due date of in February 2007. The applicable interest rate is approximately 5.31% and 5.1% per annum as of December 31, 2006 and 2005, respectively.

For the years ended December 31, 2006 and 2005, the interest expense charged to operations from the above unsecured short-term loans amounted to $27,473 and-$24,653, respectively.

(iii)	In June 2005, KCIT obtained a loan of $609,106 from a financial institution, which bears interest at 5% per annum, the Group settled in advance and totally repaid on July 17, 2006.

In November 2004, KCIT signed a loan contract with a new financial institution to obtain a loan of $630,716, which bears interest at 5.26% per annum, the Group settled in advance and totally repaid on January 11, 2006.

For the years ended December 31, 2006 and 2005, the interest expense charged to operations from loans of financial institutions amounted to $8,199 and $32,146, respectively.

(iv)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2003 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provided by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69%, between annum, for the year 2005 to 2007, and plus 1.69% from the annum for the year 2008. On August 10, 2005, the bank extended the term of the loan and the Group agreed to repay the loan, which is now repayable in 84 equal monthly installments starting August 10, 2012. As of December 31, 2006, the applicable per annum interest rate is approximately 2.6%, the Group repaid $70,185.

In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6% per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008, was collateralized by notes receivables approximating 30% of the loan balance, and guaranteed by two directors of the Group. As of December 31, 2006, the Group repaid $270,810.

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 3.7% per annum, and is repayable in 60 equal monthly installments. The last installment will be due on August 10, 2010, and guaranteed by two directors of the Group. As of December 31, 2006, the Group repaid $53,499.

For the years ended December 31, 2006 and 2005, the interest expense charged to operations from the aforementioned loans amounted to $47,837 and $69,573, respectively.

NOTE 13 — DEPOSITS RECEIVED

	December 31, 2006	December 31, 2005

Deposits received	$1,381,762	$1,326,203
Less: Amount refundable within one year included in current liabilities	(752,597)	(462,007)

Amount due after one year	$629,165	$864,196

The balance represents deposits received from franchises for their due performance under the franchise agreements. The deposits are refundable to franchises upon expiration of the franchise agreements, usually within a three-year period for operations in Taiwan and within five-year period for operations in the PRC.

NOTE 14 —RECEIPTS IN ADVANCE

	Notes		December 31, 2006	December 31, 2005

Current liabilities:
Sales deposits received	(i	)	$481,334	$682,553
Franchise income received	(ii	)	1,608,066	1,391,625
Subscription fees received	(iii	)	285,531	234,342
Related parties (Note 19 B(x))			566	—
Other			27,127	45,160

			2,402,624	2,353,680

Long-term liabilities:
Franchise income received	(ii	)	1,275,638	1,130,207
Other			—	—

			1,275,638	1,130,207

			$3,678,262	$3,483,887

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

NOTE 15 — RETIREMENT PLANS

The Group maintains tax-qualified defined contribution and benefit retirement plan for its employees in accordance with ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued New Labor Retirement pension regulations in Taiwan. The Group has defined the new contribution retirement plan (the ‘New Plan”) covering all regular employees in KCIT, and KCIT contributes monthly an amount equals 6% of the employees’ basic salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the ‘Old Plan”), which commenced in September 2003 and only applies to the employees of KCIT who were employed before June 30, 2005, and KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in Taiwan. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the relevant labor laws in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

The net periodic pension cost is as follows:

	Years Ended December 31,
	2006	2005	2004

Service cost	$—	$24,995	$61,550
Interest cost	12,214	9,575	6,912
Actual return on plan assets	(2,425)	(3,295)	(1,466)
Amortization of unrecognized loss	2,955	870	1,287

Net periodic pension cost	$12,744	$32,145	$68,283

The net pension amount recognized in the consolidated balance sheet as at December 31, 2006, and 2005, the measurement dates, is as follows:

	December 31, 2006	December 31, 2005

Accumulated benefit obligation at end of year	$348,971	$255,931

Projected benefit obligation at beginning of year	353,625	277,862
Translation reserve	(4,654)	(3,948)
Service cost on benefits earned during the period	—	24,995
Member contributions	—	—
Interest cost	12,214	9,575
Actuarial (gain)/loss	10,490	45,141
Benefits paid	—	—

Projected benefit obligation at end of year	$371,675	$353,625

Changes in plan assets are as follows:

	December 31, 2006	December 31, 2005

Fair value of plan assets at beginning of year	$83,348	$71,512
Translation reserve	(1,094)	(1,019)
Actual return on plan assets	2,058	98
Employer contribution	—	12,757
Employee contribution	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$84,312	$83,348

Funded status	$(287,363)	$(264,776)
Unrecognized net transition amount	—	—
Unrecognized prior service cost	(98,952)	—
Unrecognized net actuarial (gain)/loss	98,952	90,389

Net amount recognized	$(287,363)	$(174,387)

As of December 31, 2006 and 2005, the asset category of the plan assets consisted of cash contributions deposited with Central Trust of China.

Actuarial assumptions used:

	December 31, 2006	December 31, 2005

Discount rate	3.50%	3.50%
Salary increase rate	2.00%	2.00%
Expected return on plan assets	2.50%	2.50%

Under the Plan, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follow:

Years ended December 31,
2007	$—
2008	—
2009	—
2010	—
2011	16,735
Years 2012 to 2016	$70,149

$86,884

In addition, the estimated contribution to be paid to the Plan in 2007 by the Group is $16,993.

The Group also makes defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by the Company for the years ended December 31, 2006, 2005, and 2004 amounted to $77,750, $51,007, and $83,176, respectively.

NOTE 16 —COMMITMENTS AND CONTINGENCIES

A. Lease Commitment

During the years ended December 31, 2006, 2005, and 2004, the Company incurred lease expenses amounting to $404,405, $491,909, and $198,478, respectively. As of December 31, 2006, the Company’s future minimum lease payments under non-cancelable operating leases expiring in excess of one year are as follows:

Years ended December 31,
2007	$346,430
2008	196,475
2009	54,192
2010	—
2011	$—

$597,097

B. Going Concern

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. Although the Group still has suffered recurring net losses, it has conspicuous increased capital from operations. Therefore, management expects net income in 2007, although the realization of net income is uncertain. The financial statements do no include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 17 —COMMON STOCK

Pursuant to an exchange agreement effective on October 1, 2002, the Company issued to the shareholders of Higoal 11,880,000 authorized but unissued shares of common stock of the Company in exchange for 100 % of the issued and fully paid up capital of Higoal.

The issued and outstanding common stock of the Company immediately prior to the above share exchange was 3,120,829 shares. All shares and per share data prior to October 1, 2002 have been restated to reflect the stock issuance as a recapitalization of Higoal.

On October 2, 2002, the Company issued 73,500 shares of common stock to a shareholder, Halter Capital Corporation, pursuant to certain anti-dilution terms set forth in a stock exchange agreement dated June 6, 2002.

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

On December 28, 2006, the Company issued 6,000,297 shares of common stock at a conversion price of $0.15 to Suang-Yi Pai, our Chairman of the Board, and Min-Tan Yang, our Chief Executive Officer, pursuant to the Loan Settlement and Conversion Agreement relating to settlement certain loans made by Messrs. Pai and Yang to the Company. (For further information please refer to Form 8-K/A filed on January 24, 2007).

As of December 31, 2004, the Company was authorized to issue 25,000,000 shares of common stock with no par value. And as of December 31, 2006, 2005, and 2004, the total issued and outstanding shares were 25,000,000, 18,999,703, and 18,999,703 shares, respectively.

NOTE 18 — RESTRICTIONS ON RETAINED EARNINGS

In accordance with the regulations of the countries where KCIT, KCES, Culture Media and KCEI, the Group’s wholly-owned subsidiaries, were incorporated, certain restrictions on these subsidiaries’ retained earnings are described as follows:

A. KCIT

Legal reserve

According to the Taiwan Company Law, the annual net income should be used initially to cover any accumulated deficit; thereafter 10% of the annual net income should be set aside as a legal reserve until the reserve has reached 100% of contributed capital. Under the Taiwan Company Law, the legal reserve shall be exclusively used to cover accumulated deficit or, if the balance of reserve exceeds 50 % of contributed capital, to increase capital not exceeding 50% of reserve balance and shall not be used for any other purpose.

As of December 31, 2006, 2005, and 2004, the balance of legal reserve as shown on the consolidated statement of shareholders’ equity is $65,320, $65,320, and $65,320, respectively, based on the local statutory financial statements of the subsidiary.

Undistributed earnings

In accordance with KCIT’s articles of incorporation, the annual net income should be used initially to cover income tax and any accumulated deficit; 10% of the annual net income should be set aside as legal reserve. Thereafter, the board of directors may propose and the shareholders may approve the distribution of the remaining earnings.

B. KCES, Culture Media and KCEI

The laws and regulations of the PRC require KCES, Culture Media and KCEI to provide certain statutory funds, namely, a reserve fund, an enterprise expansion fund, and a staff and workers’ bonus and welfare fund, which are appropriated from net profit (based on the subsidiaries’ statutory accounts) after offsetting any prior years’ losses but before dividend distribution. These funds are created for specific purposes and appropriations to these funds are at the discretion of the directors. The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital. The enterprise expansion fund can only be used to increase capital upon approval by the relevant authority. The staff and workers’ bonus and welfare fund can only be used for special bonuses or collective welfare of the subsidiaries’ employees, and assets acquired through this fund shall not be taken as the subsidiaries’ assets.

NOTE 19 — RELATED PARTY TRANSACTIONS

A. Names of related parties and relationship with the Company are as follows:

Names of related parties	Relationship with the Company

Mr. Kuo-An Wang	In October 2005 resigned as chairman of the board of directors, president and chief executive officer of the Company. On October 18, 2006 resigned as director of the board of directors.
Mr. Yu-En Chiu	On June 1, 2006 resigned as chief financial officer and director of the board of directors. Mr. Chiu remained the Chairman of PRC operations until February 28, 2007.
Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005.
Mr. Suang-Yi Pai	Director of the board of directors and appointed as chairman of the board since November 2, 2005.
Kid Castle Enterprises Limited (“KCE”)	Its two directors and shareholders are Mr. Kuo-An Wang and Mr. Yu-En Chiu.
Chevady Culture Enterprise Limited (‘CCE”)	Its chairman of the board of directors is Mr. Kuo-An Wang
Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei City Private Kid Castle Preschool (“TCP Kid Castle”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Kid’s Castle Yin Cyun Preschool (“TCP Yin Cyun”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Yin Cyun Language & Computer School ("Yin Cyun Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei Country Private Yin Tzu Preschool (“TCP Yin Tzu”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Private Kuan Lung Short Term Language Cram School (“Kuan Lung Language”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei City Private Chu Sheng Preschool (“TCP Chu Sheng”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei Country Private Chu Yao Preschool (“TCP Chu Yao”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Private Liang Yu Language & Computer School ("Liang Yu Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.
21st Century Publishing House (“Publishing House”)	A joint venture partner (third-party after July 2004).
Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.
21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.
Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”)	An investment accounted for under the equity method.
Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method.

B. Significant transactions and balances with related parties are as follows:

	Years Ended December 31,
	2006	2005	2004

(i)Sales to:
— PKC Language	$—	$8,763	$13,290
— TCP PKC	—	8,763	13,290
— TCP Chevady	—	9,070	14,151
— TCP Chung-hua	—	20,267	17,310
— TCP Wonderland	—	9,070	14,151
— TCP Kid Castle	—	8,618	16,402
— TCP Yin Cyun	59,669	101,977	—
— Yin Cyun Language	37,735	—	—
— TCP Yin Tzu	30,100	55,330	—
— Liang Yu Language	48,490	51,841	—
— Kuan Lung Language	18,401	—	—
— TCP Chu Sheng	9,026	—	—
— TCP Chu Yao	25,614	—	—
— Education Center	50,663	26,090	10,335
— Tianjin Consulting	43,721	20,151	10,823
— Lanbeisi	62,110	47,896	20,057

	$385,529	$367,836	$129,809

(ii) Rental income from:
CCE	$—	$1,399	$1,795

	$—	$1,399	$1,795

(iii) Franchise income
PKC Language	$—	$—	$627
TCP PKC	—	—	627
TCP Chevady	—	3,621	4,374
TCP Chung-hua	—	—	1,781
TCP Wonderland	—	3,621	4,374
TCP Kid Castle	—	7,269	8,649
TCP Yin Cyun	6,328	11,168	—
TCP Yin Tzu	11,046	13,655	—
Liang Yu Language	2,460	—	—
Kuang Lung Language	2,075	—	—
TCP Chu Sheng	6,328	—	—
TCP Chu Yao	6,328	—	—
Education Center	—	8,362	—
Tianjin Consulting	—	3,316	—
Lanbeisi	—	1,264	—
	$34,565	$52,276	$20,432

(iv) Purchase Publishing House	$—	$—	$453,766

(v)	The two directors, Mr. Kuo-An Wang and Yu-En Chiu, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 - Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(vi)	Accounts and notes receivable — related parties:

Name of Related Parties	December 31, 2006	December 31, 2005

— PKC Language	$—	$26,147
— TCP PKC	—	52,294
— TCP Chung-hua	—	53,665
— TCP Chevady	—	48,685
— TCP Wonderland	—	48,685
— TCP Kid Castle	—	58,172
— TCP Yin Cyun	19,888	33,585
— Yin Cyun Language	5,967	—
— TCP Yin Tzu	1,132	41,133
— Liang Yu Language	4,530	—
— Kuang Lung Language	6,684	—
— TCP Chu Sheng	17,937	—
— TCP Chu Yao	18,565	—
— Education Center	—	—
— Tianjin Consulting	16,631	20,826
— Lanbeisi	22,594	17,992

	$113,928	$401,184

(vii)	Other receivables — related parties:

Name of Related Parties	December 31, 2006	December 31, 2005

Publishing House (Note 1)	$—	$—
Education Center (Note 2)	19,507	—
Tianjin Consulting (Note 3)	16	15
Lanbeisi (Note 4)	9,621	9,304

	$29,144	$9,319

Notes:

1.
As of December 31, 2003, the amount due from Publishing House consisted primarily of the remaining amount due under a loan of RMB$1,000,000 (approximately $120,000 from the Group to Publishing House for the incorporation of Culture Media). The loan is unsecured and bears no interest. Pursuant to the terms of the loan, Publishing House was obligated to repay the loan on or before June 27, 2004 or it would be required to transfer its 40% ownership interest in Culture Media to the Group. On July 2, 2004, as Publishing House did not repay the loan, the Group decided to take over 40% ownership from Publishing House. In so doing, the Group’s ownership in Culture Media increased to 90%, and Culture Media has become a consolidated entity as of December 31, 2004.

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

(viii)	Notes payable - related parties:

Name of Related Parties	December 31, 2006	December 31, 2005

TCP Yin Cyun	$61,357	$—
Mr. Kuo-An Wang	67,493	60,911

	$128,850	$60,911

(ix) Other payables - related parties:

Name of Related Parties	December 31, 2006	December 31, 2005

Lanbeisi	$7,689	$—

	$7,689	$—

(x) Receipts in advance:

Name of Related Parties	December 31, 2006	December 31, 2005

Educational Center	$436	$—
Lanbeisi	130	—

	$566	$—

(xi) Significant transactions and balances with related parties are as follows:

1. Amount due to officers/directors:

Name of Related Parties	December 31, 2006	December 31, 2005

Mr. Min-Tan Yang (note 1)	$245,627	$840,789

Mr. Suang-Yi Pai (note 1)	$110,026	$76,138

	$355,653	$977,838

Note 1.
 In the fourth quarter of 2005, Mr. Yang loaned $1,050,000 to the Company, and third parties, Olympic Well International Ltd.(“Olympic”) and Chen-Chen Shih (“Shih”), procured by Mr. Pai loaned $690,000 and $60,089, respectively. The loans were treated as short-term loans, due in three months, with a per annum interest rate of 7%. A portion of the loan made by Olympic in the amount of US$342,364 was assigned to Mr. Pai on or about December 30, 2005. That amount, along with $209,211 which was owed Mr. Yang were forgiven in exchange for the Company’s forgiveness of Mr. Chiu’s debt to the Company of the amount of $551,575 (NT$18,500,000, the currency has been translated at the exchange rates at the time of the loans). Effective December 28, 2006 we entered into a loan settlement and conversion agreement with Messrs. Pai and Yang, related to settlement of the above loans to the Company. Pursuant to the loan settlement and conversion agreement, the parties have agreed to convert a portion of the loans to stocks at the conversion price $0.15 per share and to issue promissory note for the remaining amount. The promissory notes are due in one year and have an annual interest rate of 7%. The amount of residual promissory notes for Messrs. Pai and Yang are $107,680 and $240,789, respectively, and as of December 31, 2006, the Company has an interest payable for Messrs. Pai and Yang are $2,346 and $4,838, respectively. (The further information, please refer to the Company’s Form 8-K/A filed on January 24, 2007.)

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

However, he initiated further withdrawals on January 13, 2005. During 2005, the total amount of withdrawals were NT$95,000,000($2,953,337), and as of December 31, 2005, the highest balance of the deemed loan to Mr. Chiu at any time was NT$21,660,000($673,361). Mr. Chiu had repaid all such withdrawals to the Company and the amount due from officers was nil. The circumstances surrounding Mr. Chiu’s fund misappropriation is more fully described in our June 23, 2006 Form 8-K. (The currency in 8-K’s disclosure have been translated from New Taiwan Dollars to US dollars based on an exchange rate of US$1 = NT$33.42.)

On June 1, 2006 Mr. Yu-En Chiu resigned as Chief Financial Officer and a Director of the Company following events that lead to the identification by current management of these inappropriate cash advances and repayments. Mr. Chiu was temporarily reassigned to act as the chairman of the Company’s PRC operations, and on December 29, 2006, the Company notified Mr. Chiu that the termination of his employment with the Company would be effective at February 28, 2007.

NOTE 20 — CONCENTRATION OF CREDIT RISK

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

No individual customer of the Group accounted for more than 10% of operating revenues for the years ended December 31, 2006, 2005, and 2004. However, one major customer accounted for approximately 23% and 22% of notes (including current and long-term notes receivable) and accounts receivable as of December 31, 2006 and 2005.

NOTE 21 — GEOGRAPHIC SEGMENTS

The Group is principally engaged in the business of child education, focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographical segments is as follows:

A.	For the year ended December 31, 2006

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$6,095,296	$3,616,287	$9,711,583	$—	$—	$9,711,583
Inter-segment revenue	458,071	—	458,071	—	(458,071)	—

	$6,553,368	$3,616,287	$10,169,655	$—	$(458,071)	$9,711,583

DEPRECIATION AND AMORTIZATION	$325,823	$55,532	$381,355	$—	$—	381,355

SEGMENT RESULTS
Profit (loss) form operations	$121,008	$851,670	$972,678	$(447,984)	$—	$524,694
Interest income	6,301	7,775	14,076	—	—	14,076
Interest expense	(102,588)	(5,108)	(107,696)	(86,205)	—	(193,901)
Share of profit of associates	—	(39,489)	(39,489)	—	—	(39,489)
Other non-operating income (loss), net	41,409	(188,957)	(147,548)	(18,028)	153,803	(153,803)

Profit (loss) before income taxes	$66,101	$508,793	$574,894	$(512,911)	$89,594	$151,577
Income taxes	(161,351)	(8,446)	(169,797)	(3,528)		(173,325)
Minority interest income	—	(24,463)	(24,463)	—	—	(24,463)

Net income (loss)	$(95,250)	$475,884	$380,634	$(516,439)	$89,594	$(46,211)

Capital expenditures	$13,352	$15,478	$28,830	$—	$—	$28,830

	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006

Total assets	$7,409,359	$1,960,446	$9,369,805	$359,772	$(356,354)	$9,373,223

B.	For the year ended December 31, 2005

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$7,200,347	$3,017,811	$10,218,158	$14,176	$—	$10,232,334
Inter-segment revenue	4,936	—	4,936	—	(4,936)	—

	$7,205,283	$3,017,811	$10,223,094	$14,176	$(4,936)	$10,232,334

DEPRECIATION AND AMORTIZATION	$385,246	$82,583	$467,829	$—	$—	467,829

SEGMENT RESULTS
Profit (loss) form operations	$1,034,241	$(997,982)	$36,259	$(295,035)	$—	$(258,776)
Interest income	8,608	1,107	9,715	5,172	—	14,887
Interest expenses	(225,378)	(6,676)	(232,054)	(19,721)	—	(251,775)
Share of profit of associates	—	(54,802)	(54,802)	—	—	(54,802)
Other non-operating income (loss), net	(629,904)	(7,718)	(637,622)	(128)	(38,708)	(676,458)

Profit (loss) before income taxes	$187,567	$(1,066,071)	$(878,504)	$(309,712)	$(38,708)	$(1,226,924)
Income taxes	(400,290)	(76,307)	(476,597)	(700)		(477,297)
Minority interest income	—	5,939	5,939	—	—	5,939

Net income (loss)	$(212,723)	$(1,136,439)	$(1,349,162)	$(310,412)	$(38,708)	$(1,698,282)

Capital expenditures	$162,136	$40,894	$203,030	$—	$—	$203,030

	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005

Total assets	$8,503,513	$2,311,798	$10,815,311	$299,141	$(131,515)	$10,982,937

C. For the year ended December 31, 2004

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$7,330,039	$2,342,423	$9,672,462	$56,651	$—	$9,729,113
Inter-segment revenue	451,750	61,879	513,629	—	(513,629)	—

	$7,781,789	$2,404,302	$10,186,091	$56,651	$(513,629)	$9,729,113

DEPRECIATION AND AMORTIZATION	$317,053	$47,672	$364,725	$—	$—	$364,725

SEGMENT RESULTS
Profit (loss) form operations	$630,946	$(1,073,998)	$(443,052)	$(376,160)	$35,908	$(783,304)
Interest income	24,681	1,168	25,849	2,001	(3,981)	23,869
Interest expenses	(176,085)	—	(176,085)	(2,469)	3,981	(174,573)
Share of profit of associates	—	(36,573)	(36,573)	—	—	(36,573)
Other non-operating income (loss), net	89,485	(18,436)	71,049	18,461	62,471	151,981

Profit (loss) before income taxes	569,027	(1,127,839)	(558,812)	(358,167)	98,379	(818,600)
Income taxes	(313,597)	(115,910)	(429,507)	(1,222)	—	(430,729)
Minority interest income	—	(5,263)	(5,263)	—	—	(5,263)

Net income (loss)	$255,430	$(1,249,012)	$(993,582)	$(359,389)	98,379	$(1,254,592)

Capital expenditures	$134,210	$186,928	$321,138	$—	$—	$321,138

	December 31, 2004	December 31, 2004	December 31, 2004	December 31, 2004	December 31, 2004	December 31, 2004

Total assets	$10,313,287	$2,827,431	$13,140,718	$30,225	$(389,519)	$12,781,424

NOTE 22 — SUBSEQUENT EVENT

(a)	On December 29, 2006, the Company’s management notified Mr. Chiu that the termination of his employment with the Company would be effective at February 28, 2007.