Form 10-Q
period 2007-03-31
KID CASTLE EDUCATIONAL CORP
filed 2007-07-25
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☐ No ☒

As of March 31, 2007, there were 25,000,000 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Expressed in US Dollars)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and bank balances	$1,225,810	$1,419,873
Bank fixed deposits - pledged (Note12)	74,260	75,210
Notes and accounts receivable, net (Note 5)	3,036,266	2,001,145
Inventories, net (Note 6)	1,265,512	1,636,020
Other receivables (Notes 7)	142,856	127,062
Prepayments and other current assets (Note 8)	192,525	141,620
Pledged notes receivable (Note 12)	367,045	430,415
Deferred income tax assets	102,108	105,426
Total current assets	6,406,382	5,936,771
Deferred income tax assets	50,153	49,909
Long-term investments (Note 9)	45,079	33,295
Property and equipment, net	1,734,971	1,755,992
Intangible assets, net of amortization (Note 11)	490,939	538,638
Long-term notes receivable	687,832	812,809
Pledged notes receivable (Note 12)	—	13,851
Other assets	228,781	231,958
Total assets	$9,644,137	$9,373,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 12)	$735,747	$808,037
Notes and accounts payable	638,593	925,577
Accrued expenses	713,002	975,396
Amounts due to stockholders/officers (Note 10)	354,484	355,653
Other payables	562,169	381,647
Deposits received	813,206	752,597
Receipts in advance (Note 13)	1,942,531	2,402,624
Income tax payable	312,295	143,771
Total current liabilities	6,072,027	6,745,302
Bank borrowings maturing after one year (Note 12)	915,785	979,323
Receipts in advance (Note 13)	1,528,699	1,275,638
Deposits received	564,952	629,165
Deferred liability	36,934	36,624
Accrued pension liabilities (Note 14)	213,153	287,363
Total liabilities	9,331,550	9,953,415

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued
(Unaudited)
(Expressed in US Dollars)

	March 31, 2007	December 31, 2006
Commitments and contingencies (Note 16)

Minority interest	98,675	54,561

Shareholders’ equity
Common stock, no par share :
25,000,000 shares authorized; issued and outstanding at March 31, 2007 and December 31, 2006	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(8,276,865)	(9,056,567)
Accumulated other comprehensive loss	(337,078)	(330,713)
Net loss not recognized as pension cost	(23,624)	(98,952)
Total shareholders’ equity	213,912	(634,753)
Total liabilities and shareholders’ equity	$9,644,137	$9,373,223

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three months ended March 31,
	2007	2006
Operating Revenue
Sales of goods	$2,434,158	$2,220,496
Franchising income	553,492	506,547
Other operating revenue	253,310	245,484
Total net operating revenue	3,240,960	2,972,527
Operating costs
Cost of goods sold	(916,655)	(807,487)
Cost of franchising	(101,142)	(80,125)
Other operating costs	(48,582)	(42,251)
Total operating costs	(1,066,379)	(929,863)
Gross profit	2,174,581	2,042,664
Advertising costs	(18,085)	(2,541)
Other operating expenses	(1,282,732)	(1,415,130)
Income from operations	873,764	624,993
Interest expenses, net	(21,669)	(33,373)
Share of income (loss) of investments	11,468	(8,594)
Other non-operating income (loss), net	132,601	(37,735)
Income before income taxes	996,164	545,291
Benefit (provision) for taxes	(172,942)	(168,481)
Income after income taxes	823,222	376,810
Minority interest income	(43,520)	(18,951)
Net income	$779,702	$357,859
Earnings per share - basic and diluted	$0.031	$0.019
Weighted-average shares used to compute earnings per share - basic and diluted	25,000,000	18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Expressed in US Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Net loss not recognized as pension cost	Total
Balance, December 31, 2005	18,999,703	$7,669,308	$194,021	$65,320	$(9,010,356)	$(244,864)	—	$(1,326,571)
Net loss for 2006	—	—	—	—	(46,211)	—	—	(46,211)
Cumulative translation adjustment	—	—	—	—	—	(85,849)	—	(85,849)
Comprehensive loss								(132,060)
Repayment of a liability by issuance of common stock	6,000,297	922,830	—	—	—	—	—	922,830
Net loss not recognized as pension cost	—	—	—	—	—	—	$(98,952)	(98,952)
Balance, December 31, 2006	25,000,000	$8,592,138	$194,021	$65,320	$(9,056,567)	$(330,713)	$(98,952)	$(634,753)
Net income for the three months ended March 31, 2007 (Unaudited)	—	—	—	—	779,702	—	—	779,702
Cumulative translation adjustment (Unaudited)	—	—	—	—	—	(6,365)	—	(6,365)
Comprehensive loss (Unaudited)								773,337
Net loss not recognized as pension cost	—	—	—	—	—	—	$75,328	75,328

Balance, March 31, 2007 (Unaudited)	25,000,000	$8,592,138	$194,021	$65,320	$(8,276,865)	$(337,078)	$(23,624)	$213,912

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$779,702	$357,859
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	49,605	48,094
Amortization of intangible assets	41,031	41,813
Allowance for sales returns	85,270	97,042
Allowance for doubtful debts	10,991	220,814
Provision (reversal) of allowance for loss on inventory obsolescence and slow-moving items	(134,081)	48,514
Minority interests	43,520	18,951
Share of loss (gain) of investments	(11,468)	8,594
(Increase)/decrease in:
Notes and accounts receivable	(1,074,483)	(1,052,873)
Inventories	484,994	388,817
Other receivables	143,735	315,763
Prepayments and other current assets	(52,731)	(202,414)
Deferred income tax assets	1,120	(28,074)
Other assets	255	201,692
Increase/(decrease) in:
Notes and accounts payable	(148,526)	40,016
Accrued expenses	(255,080)	284,644
Other payables	185,280	(426,355)
Receipts in advance	(160,588)	208,438
Income taxes payable	170,833	72,020
Deferred Liability	774	(181)
Deposits received	13,426	388,235
Accrued pension liabilities	3,504	(15,599)
Net cash provided by operating activities	177,083	1,015,810
Cash flows from investing activities
Purchase of property and equipment	(50,716)	(17,050)
Proceeds from disposal of property and equipment	—	—
Amount due from stockholder/director	—	—
Prepayment of long-term investments	—	—
Acquisition of long-term investments	—	—
Bank fixed deposits - pledged	2	46,990
Pledged notes receivable	71,831	155,067
Net cash provided by investing activities	21,117	185,007

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Expressed in US Dollars)

	Three months ended March 31,
	2007	2006
Cash flows from financing activities
Proceeds from bank borrowings	$—	$138,098
Proceeds from loan from a stockholder	—	—
Proceeds from capital leases	—	—
Repayment of bank borrowings	(113,635)	(633,428)
Repayment of capital leases	—	13,415
Repayment of loan from stockholders and transactions of related parties	(262,343)	(423,336)
Net cash used in financing activities	(375,978)	(905,251)
Net increase (decrease) in cash and cash equivalents	(177,778)	295,566
Effect of exchange rate changes on cash and cash equivalents	(16,285)	(20,688)
Cash and cash equivalents at beginning of period	1,419,873	613,391
Cash and cash equivalents at end of period	$1,225,810	$888,269

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Notes to Condensed Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kid Castle Internet Technologies Limited (“KCIT”) was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China (“ROC”) as a limited liability company. KCIT is engaged in the business of children’s education focusing on the English language. The business comprises publication, sales and distribution of related books, magazines, audio and videotapes and compact disc, franchising and sales of merchandises complementary to the business. KCIT commenced operations in April 2000 when it acquired the above business from Kid Castle Enterprises Limited which was formerly owned by Mr. Kuo-An Wang and Mr. Yu-En Chiu. Kid Castle Enterprises Limited has ceased operations on December 25, 2003.

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

In July 2003, KCES entered into an agreement with 21st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”). It was agreed that KCES and 21st Century Publishing House would each own 50% of Culture Media and that each party would contribute RMB$1 million for its ownership interest. On July 2, 2004, KCES acquired additional 40% of ownership in Culture Media from 21st Century Publishing House. KCES now owns 90% of Culture Media.

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (‘KCEI”) in the People’s Republic of China (the PRC), with registered total capital of RMB$1,200,000, in order to operate direct-owned schools in PRC.

The Company, Higoal and its subsidiaries are sometimes collectively are referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission using U.S.generrally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The Group has incurred operating losses since inception and hence, as of March 31, 2007, the balance of accumulated deficit was $8,276,865. The Group plans to fund its working capital needs by growth in sales and obtaining new credit lines from financial institutions. If the Group is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Group. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Group to reduce headcount, sales and marketing, other expansion activities, which may affect the future growth of the Group’s operations.

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

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the three months ended March 31, 2007 and 2006, the Group did not have any potential common stock shares.

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

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our financial statements

In February 2007, the FASB released SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before the aforementioned date. We did not elect to early adopt SFAS No. 159.

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	March 31, 2007	December 31, 2006
	(Unaudited)
Notes and accounts receivable
- Third parties	$4,160,090	$2,995,538
- Related parties (NOTE 10)	82,712	113,928
Total	4,242,802	3,109,466
Allowance for doubtful accounts and sales returns	(1,206,536)	(1,108,321)
Notes and accounts receivable, net	$3,036,266	$2,001,145

NOTE 6 - INVENTORIES

	March 31, 2007	December 31, 2006
	(Unaudited)
Work in process	$160,911	$145,110
Finished goods and other merchandises	1,738,807	2,268,608
	1,899,718	2,413,718
Less: Allowance for obsolete inventories and decline of market value	(634,206)	(777,698)
	$1,265,512	$1,636,020

NOTE 7 - OTHER RECEIVABLES

	March 31, 2007	December 31, 2006
	(Unaudited)
Other receivables - third parties:
Tax paid on behalf of landlord	$—	$—
Advances to staff	29,204	55,438
Grants from Market Information Center	—	—
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note (i))	381,227	381,092
Other receivables	59,068	42,480
Less : Allowance for doubtful accounts	(381,227)	(381,092)
Sub-total	88,272	97,918
Other receivables - related parties (NOTE 10)	54,584	29,144
	$142,856	$127,062

Note:

(i)
Shanghai Wonderland was a distributor for the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), RMB$500,000 and RMB$2,500,000 (approximately $310,000) for operations in December 2003, July 2004 and August 2005, respectively. The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005. As of March 31, 2007, Shanghai Wonderland still owes the Group a balance of RMB$3,000,000(approximately $381,227). Such sum has now been itemized and recorded as “Allowance for doubtful accounts” compared to its prior recognition as “Other receivables”.

NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)
Prepayments	$147,009	$139,582
Temporary payments	1,099	1,084
Tax recoverable	—	—
Prepaid interest	55	54
Others	44,362	900
	$192,525	$141,620

NOTE 9- INTEREST IN ASSOCIATES

	March 31, 2007	December 31, 2006
	(Unaudited)
21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$96,924	$96,111
Share of loss	(38,193)	(52,091)
	$58,731	$44,020
Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$90,462	$89,704
Share of loss	(106,650)	(104,693)
	$(16,188)	$(14,989)
Lanbeisi Education &Culture Industrial Co., Ltd (“Lanbeisi”) (Note (iii))
Investment cost	$46,524	$46,133
Share of loss	(43,988)	(41,869)
	$2,536	$4,264
Total	$45,079	$33,295

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

For the three months ended March 31, 2007 and 2006, the Group recognized investment income accounted for under the equity method in Education Center of $14,339 and 2,549, respectively.

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

For the three months ended March 31, 2007 and 2006, the Group recognized an investment loss of $1,072 and $10,262, respectively, accounted for under the equity method, in Tianjin Consulting.

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

For the three months ended March 31, 2007 and 2006, the Group recognized an investment loss of $1,764 and $844, respectively, accounted for under the equity method, in Lanbeisi.

NOTE 10- RELATED PARTY TRANSACTIONS

A.            Names of related parties and relationship with the Group are as follows:

Names of related parties	Relationship with the Company

Mr. Kuo-An Wang	Was a director, officer and shareholder. In October 2005 resigned as chairman of the board of directors, president and chief executive officer of the Company. On October 18, 2006 resigned as director.

Mr. Yu-En Chiu	Was a director, officer and shareholder. On June 1, 2006 resigned as chief financial officer and director. Remained the Chairman of PRC operation until February 28, 2007.

Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005

Mr. Suang-Yi Pai	Director and Chairman of the Board since November 2, 2005.

Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman was Mr. Yu-En Chiu and TCP Chevady ceased operations on April 10, 2006.

Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman was Mr. Yu-En Chiu and TCP Chung-hua ceased operations in March 2006.

Taipei Country Private Kid’s Castle Yin Cyun Pre-school (“TCP Yin Cyun”)	Its chairman is Mr. Min-Tan Yang

Yin Cyun Language & Computer School (“Yin Cyun Language”)	Its chairman is Mr. Min-Tan Yang

Taipei Country Private Yin Tzu Preschool (“TCP Yin Tzu”)	Its chairman is Mr. Min-Tan Yang

Private Kuan Lung Short Term Language Cram School (“Kuan Lung Language”)	Its chairman is Mr. Min-Tan Yang

Taipei City Private Chu Sheng Preschool (“TCP Chu Sheng”)	Its chairman is Mr. Min-Tan Yang

Taipei Country Private Chu Yao Preschool (“TCP Chu Yao”)	Its chairman is Mr. Min-Tan Yang

Private Liang Yu Language & Computer School (“Liang Yu Language”)	Its chairman is Mr. Min-Tan Yang

21st Century Publishing House (“Publishing House”)	A joint venture partner (third-party after July 2004).

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.

21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.

Tianjin Kid Castle Educational Investment Consulting Co., Ltd.(“Tianjin Consulting”)	An investment accounted for under the equity method

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method

B.            Significant transactions and balances with related parties are as follows:

	Three months ended March 31,
	2007	2006
	(Unaudited)
(i) Sales to:
- TCP Chevady	$—	$1,729
- TCP Chung-hua	—	1,729
- Kuan Lung Language	5,579	5,416
- TCP Chu Yao	14,801	8,035
- TCP Chu Sheng	3,495	3,816
- TCP Yin Cyun	38,019	8,957
- Yin Cyun Language	3,294	—
- TCP Yin Tzu	19,019	3,425
- Liang Yu Language	9,906	16,502
- English School	8,451	5,233
- Tianjin Consulting	7,395	9,984
- Lanbeisi	12,000	6,920
	$121,959	$71,746

(ii) Franchising income from:
- TCP Chu Sheng	$7,958	$1,763
- TCP Chu Yao	7,958	1,764
- TCP Yin Cyun	7,958	637
- Liang Yu Language	608	—
- TCP Yin Tzu	13,642	3,400
	$38,124	$7,564

(iii)          The two directors and stockholders, Mr. Min-Tan Yang and Mr. Suang-Yi Pai, have given personal guarantees to certain bank loans and borrowings, which are detailed in Note 12 - Bank Borrowings.

-As at March 31, 2007, all of the Group's loan agreements were signed by KCIT on behalf of the Group with various financial institutions. The respective loans from the financial institution each require the attachment of Board resolution of KCIT and personal guarantees of two directors of KCIT. Prior to November 10, 2005, the members of the Board of Directors of KCIT consist of Messrs Wang, Chiu, Shih-Shuh Hsu and Mrs. Huang. Since November 10, 2005, Messrs Pai and Yang replaced Messrs Wang and Shih-Shuh Hsu and became members to the Board of Directors of KCIT. On February 16, 2006, Mr. Hsu replaced Mr. Chiu and became a member of the Board of Directors of KCIT. Prior to November 10, 2005, all loan agreements of the Group were guaranteed by Messrs. Wang and Chiu, since appointment of Messrs Pai and Yang's respective position to the Board of Directors to the Company, Messrs. Pai and Yang have gradually replaced and renewed these personal guarantees with the relevant financial institutions since April to December 2006. Details to Messrs Pai and Yang's appointments to the Board of Directors of the Company were filed with the Securities Exchange Commission on Form 8-K dated November 7, 2005.

(iv)          Accounts and notes receivable - related parties:

Name of related parties	March 31, 2007	December 31, 2006
	(Unaudited)
- TCP Yin Cyun	$14,283	$19,888
- Yin Cyun Language	2,605	5,967
- Kuan Lung Language	7,930	6,684
- TCP Chu Yao	11,413	18,565
- TCP Chu Sheng	9,257	17,937
- TCP Yin Tzu	3,152	1,132
- Liang Yu Language	8,401	4,530
- Education Center	—	─
- Tianjin Consulting	16,060	16,631
- Lanbeisi	9,611	22,594
	$82,712	$113,928

(v)          Other receivables - related parties:

Name of related parties	March 31, 2007	December 31, 2006
	(Unaudited)
Amount due from Education Center (Note A)	$19,672	$19,507
Amount due from Tianjin Consulting (Note B)	655	16
Amount due from Lanbeisi (Note C)	34,257	9,621
	$54,584	$29,144

Note:

A.
Education Center was founded in October 2003. The amount due from the associate is mainly inventory purchases paid by the Group on behalf of Education Center. The amount due from this related party has no fixed repayment term and bears no interest.

B.
Tianjin Consulting was incorporated in April 2004. The Group paid certain pre-operating costs on behalf of Tianjin Consulting. The amount due from this related party has no fixed repayment term and bears no interest.

C.
Lanbeisi was incorporated in April 2004. The Group paid pre-operating costs of RMB$75,000 (approximately $9,000) on behalf of Lanbeisi. The amount due from this related party has no fixed repayment term and bears no interest.

(vi) Notes payable - related parties:

Name of Related Parties	March 31, 2007	December 31, 2006
TCP Yin Cyun	$—	$61,357
Mr. Kuo-An Wang	$—	$67,493
	$—	$128,850

(vii) Other payable - related parties:

Name of Related Parties	March 31, 2007	December 31, 2006
Lanbeisi	$7,754	$7,689
	$7,754	$7,689

(viii) Receipts in advance:

Name of Related Parties	March 31, 2006	December 31, 2005
Educational Center	$289	$436
Lanbeisi	$132	$130
	$421	$566

(x) Significant transactions and balances with related parties are as follows:

Amount due to officers/directors:

Name of Related Parties	March 31, 2007	December 31, 2006
Mr. Min-Tan Yang (Note A)	$244,944	$245,627
Mr. Suang-Yi Pai (Note A)	$109,540	$110,026
	$354,484	$355,653

Note A: In the fourth quarter of 2005, Mr. Yang loaned $1,050,000 to the Company, and the third parties Olympic Well International Ltd.(“Olympic”) and Chen-Chen Shih (“Shih”), procured by Mr. Pai, loaned $690,000 and $60,089, respectively. The loans were treated as short-term loans, due in three months, with a per annum interest rate of 7%. A portion of the loan made by Olympic in the amount of US$342,364 was assigned to Mr. Pai on or about December 30, 2005. That amount, along with $209,211 which was owed Mr. Yang, were forgiven in exchange for the Company’s forgiveness of Mr. Chiu’s debt to the Company of the amount of $551,575 (NT$18,500,000, the currency has been translated at the exchange rates at the time of the loans). Effective December 28, 2006, we entered into a loan settlement and conversion agreement with Messrs. Pai and Yang pursuant to which $900,045 of the loans were converted to our common stock at the conversion price of $0.15 per share. Promissory notes were issued for the remaining amount. The promissory notes are due in one year and have an annual interest rate of 7%. The amount of residual promissory notes for Messrs. Pai and Yang are $107,680 and $240,789, respectively. As of March 31, 2007, interest has accrued on the promissory notes payable to Messrs. Pai and Yang of $1,860 and $4,155, respectively. (For further information, please refer to the Company’s Form 8-K/A filed with the Securities Exchange Commission on January 24, 2007.)

NOTE 11 - INTANGIBLE ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)
Gross carrying amount
Franchise	$1,030,622	$1,043,775
Copyrights	605,840	613,572
	1,636,462	1,657,347
Less: Accumulated amortization
Franchise	(721,435)	(704,548)
Copyrights	(424,088)	(414,161)
	(1,145,523)	(1,118,709)
Net	$490,939	$538,638

Amortization charged to operations was $41,031 and $41,813 for the three months ended March 31, 2007 and 2006, respectively.

The estimated aggregate amortization expenses for each of the three succeeding fiscal years are as follows:

2008	$164,124
2009	164,124
2010	39,598

$367,846

NOTE 12 - BANK BORROWINGS

	Notes	March 31, 2007	December 31, 2006
		(Unaudited)
Bank term loans	(i)	$94,312	$108,922
Short-term unsecured bank loans	(ii)	262,847	446,086
Mid-term secured bank loan	(iii)	1,294,373	1,232,352
		1,651,532	1,787,360
Less: Balances maturing within one year included in current liabilities
Bank term loans		88,696	103,523
Short-term unsecured bank loans		262,847	446,086
Mid-term secured bank loan		384,204	258,428
		735,747	808,037

Bank borrowings maturing after one year		$915,785	$979,323

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $205,131 and $261,142 that we have received from franchisees and the Group’s bank deposits of $6,130 and $1,963 as of March 31, 2007 and December 31, 2006, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, and was extended on October 18, 2006. The weighted average interest rates were 5.37% and 5.83% per annum as of March 31, 2007 and 2006, respectively.

For the three months ended March 31, 2007 and 2006, the interest expenses charged to operations amounted to $1,094 and $7,301, respectively.

(ii)           In August 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was collateralized by the KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of loan balance, and guaranteed by two directors and stockholders of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 3.29% per annum, which was extended in February 2007 and is due on February 2008. A portion of the principal of the loan amounting to $146,186 is repayable in 12 equal monthly installments and the remaining principal amount of $158,367 will be repayable at maturity date. The applicable interest rate is approximately 5.51% and 5.3% per annum as of March 31, 2007 and 2006, respectively.

In March 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was extended on October 18, 2006, guaranteed by two directors and stockholders of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1.3% per annum, is repayable in 36 equal monthly installments. The last installment will be due on March 19, 2008.

For the three months ended March 31, 2007 and 2006, the interest expense charged to operations from the above three unsecured short-term loans amounted to $6,079 and $7,192 respectively.

(iii)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2003 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69% per annum for the year 2005 to 2007, and plus 1.69% per annum for the year 2008.  On August 10, 2005, the bank extended the term of the loan and it is now repayable in 84 equal monthly installments starting on August 10, 2012. As of March 31, 2006, the applicable interest rate is approximately 2.7% and the Group has repaid $82,395

In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6% per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008, was collateralized by notes receivables in 30% approximating the loan balance, and guaranteed by two directors of the Group. As of March 31, 2006, the Group repaid $306,946.

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 4.1% and 3.7% per annum as of March 31, 2007 and December 31, 2006, respectively, and is repayable in 60 equal monthly installments. The last installment will be due on August 10, 2010, and guaranteed by two directors of the Group. As of March 31, 2006, the Group repaid $63,027.

For the three months ended March 31, 2007 and 2006, the interest expenses charged to operations amounted to $10,077 and $12,860, respectively.

NOTE 13 - RECEIPTS IN ADVANCE

The balance comprises:

	Notes	March 31, 2007	December 31, 2006
		(Unaudited)
Current liabilities:
Sales deposits received	(i)	$495,228	$481,334
Franchising income received	(ii)	917,116	1,608,066
Subscription fees received	(iii)	501,028	285,531
Related parties (Note 10 B(viii))		421	566
Others		28,738	27,127
		1,942,531	2,402,624
Long-term liabilities:
Franchising income received	(ii)	1,528,699	1,275,638
		$3,471,230	$3,678,262

Note:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 14 - RETIREMENT PLANS

The Group maintains tax-qualified defined contribution and benefit retirement plans for its employees in accordance to the ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued new labor retirement pension regulations in Taiwan. The Group has a new defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT. KCIT contributes monthly an amount equal to 6% of the employees’ base salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed before June 2005. KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Under the old plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law in Taiwan. The benefits under the old plan are based on various factors such as years of service and the final base salary preceding retirement.

The net periodic pension cost is as follows:

	Three months ended March 31,
	2007	2006
	(Unaudited)
Service cost	$—	$—
Interest cost	3,054	3,081
Expected return on assets	(606)	(612)
Amortization of unrecognized loss	739	746
Net periodic pension cost	$3,187	$3,215

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

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Three months ended March 31, 2007	Three months ended March 31, 2006	Three months ended March 31, 2007	Three months ended March 31, 2006	Three months ended March 31, 2007	Three months ended March 31, 2006	Three months ended March 31, 2007	Three months ended March 31, 2006	Three months ended March 31, 2007	Three months ended March 31, 2006	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenue
External revenue	$2,058,567	$1,948,125	$1,182,393	$1,024,402	$3,240,960	$2,972,527	$—	$—	$—	$—	$3,240,960	$2,972,527
Inter-segment revenue	—	—	—	—	—	—	—	—	—	—	—	—
	$2,058,567	$1,948,125	$1,182,393	$1,024,402	$3,240,960	$2,972,527	$—	$—	$—	$—	$3,240,960	$2,972,527
Profit (loss) from Operations	$552,648	$678,738	$383,403	$66,338	$936,051	$745,076	$(62,287)	$(120,083)	$—	$—	$873,764	$624,993
Capital expenditures	$5,083	$18,669	$38,325	$1,619	$43,408	$20,288	$—	$—	$—	$—	$43,408	$20,288

	March 31, 2007	December 31,2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Total assets	$7,463,309	$7,409,359	$2,350,090	$1,960,446	$9,813,399	$9,369,805	$263,740	$359,772	$(226,247)	$(356,354)	$9,850,892	$9,373,223

NOTE 16 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

As of March 31, 2007, the Company’s future minimum lease payments under a non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2008	$194,130
2009	53,545
2010	—
2011	—
2012	—
$247,675

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate,” and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption “Factors That May Affect Our Future Results And Financial Condition” contained herein and other factors disclosed in our filings with the Securities and Exchange Commission including, but not limited to our Annual Report on Form 10-K for the year ended December 31, 2006. We do not intend to update these forward-looking statements.

OVERVIEW

We are engaged in the business of children’s education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audio tapes, DVD, VCD and compact discs. A major portion of our educational materials focuses on English language education. We also sell educational tools and equipment that are complementary to our business. Our major business originally started in Taiwan. In 2001, we started to expand our business in the People’s Republic of China (PRC). We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools, and monthly and bi-weekly magazines to provide children ranging from 2 to 12 years of age a chance to learn exceptional English language and computer skills, and to provide a pre-school education program.

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

As of March 31, 2007, the balance of our amortizable intangible assets was $490,939, including franchise-related intangible assets of $309,187 and copyrights of $181,752. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $268,433, or 9%, to $3,240,960 for the three months ended March 31, 2007 from $2,972,527 for the three months ended March 31, 2006. This was comprised of the increase in sales of goods of $213,662, increase in franchising income of $46,945, and increase in other operating revenues of $7,826.

Sales of goods. The increase in sales of goods, from $2,220,496 for the three months ended March 31, 2006 to $2,434,158 for the three months ended March 31, 2007, or 9.6%, was mainly due to the increase in net sales of goods from our Taiwan operations of $110,585, or 7%, to $1,568,665 for the three months ended March 31, 2007 from $1,458,080 for the three months ended March 31, 2006 and increase in our Shanghai operations of $103,076, or 13%, to $865,493 for the three months ended March 31, 2007 from $762,416 for the three months ended March 31, 2006.

Franchising income. The increase in franchising income, from $506,547 for the three months ended March 31, 2006 to $553,492 for the three months ended March 31, 2007, or 9%, was mainly due to the increase in franchising income from Shanghai operations.

Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, and fees for designing the school layout of our franchised schools. Other operating revenue increased by $7,826, or 3%, to $253,310 for the three months ended March 31, 2007 from $245,484 for the three months ended March 31, 2006. The increase was mainly due to revenue generated from our services rendered in connection with the training of teachers of our franchised schools and organizing field trips to our franchised schools.

Gross Profit. Gross profit increased by $131,917, or 6%, to $2,174,581 for the three months ended March 31, 2007 from $2,042,664 for the three months ended March 31, 2006. The increase in Gross Profit was principally due to the increase in sales of goods.

Total Operating Expenses. Total operating expenses decreased by $116,854, or 8%, to $1,300,817 for the three months ended March 31, 2007 from $1,417,671 for the three months ended March 31, 2006. The decrease in total operating expenses was principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Shanghai operations.

Other Operating Expenses. Other operating expenses decreased by $132,398, or 9%, to $1,282,732 for the three months ended March 31, 2007 from $1,415,130 for the three months ended March 31, 2006, principally due to decreases in salary expenses resulting from a reduction in employee headcount in our Shanghai operations.

Interest Expenses, Net. Net interest expenses decreased by $11,704, or 35%, to $21,669 for the three months ended March 31, 2007 from $33,373 for the three months ended March 31, 2006, primarily due to the decrease of the borrowings during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. (Please refer to Note 12 to our Condensed Consolidated Financial Statements for more information.

Other Non-operating Income, Net. Net other non-operating income increase by $170,336, to $132,601 for the three months ended March 31, 2007 from ($37,735) for the three months ended March 31, 2006, the increases in net other non-operating income was principally due to (i) gain from value recovery of inventory amount of $141,719, (ii) gain on reversal of bad debts amount of $12,459.

Provision for Taxes. Provision for taxes for the three months ended March 31, 2007 and 2006 were $172,942 and $168,481, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, our principal sources of liquidity included cash and bank balances of $1,225,810 which decreased from $1,419,873 at December 31, 2006. The decrease was mainly due to the expenditures to fund the daily operations.

We have aggressively expanded business in the PRC, the Shanghai operations have turned profitable in 2006, and the Group has turned profitable in the first quarter of 2007. We anticipate continued expansion of the market for our learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing in order to increase our profit margin. We began operating direct-owned schools in 2007. Based on Company's internal historical records and the currently growing ability of the market demand, it is believed that direct-owned schools would increase Company's profit margin.-In 2007, the management expect that in the initial stage of the direct-owned business, we need to put in more funds to acquire direct-owned schools which will become profitable in 2008. Because of the rapid expansion in Shanghai, we expect that additional funds will be required in the near future to facilitate the expansion plans for our Shanghai operations in 2007. The management expects that the Group still requires approximately US$1 million for the next twelve months to be injected for business development. The Company will rely on short-term loans from financial institutions as the source for additional funding. As discussed in Note 12 to our Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two of our directors who have expressed their willingness to continue to support us until other sources of funds have been obtained. Management believes that, with continuous growth of sales in the PRC, the existing directors’ support, and the new bank facilities, we will have sufficient funds for operations over the foreseeable future. The management expects that the Group could repay the loans from Directors by end of 2007.

Net cash provided by operating activities was $177,083 and $1,015,810 during the three months ended March 31, 2007 and 2006, respectively. The $838,727 difference was primarily attributed to (i) a decrease in accrued expenses in the amount of $255,080 during the three months ended March 31, 2007, compared to an increase of accrued expenses in the amount of $284,644 during the three months ended March 31, 2006, and (ii) a decrease of receipts in advance in the amount of $160,588 during the three months ended March 31, 2007, compared to an increase of receipts in advance in the amount of $208,438 during the three months ended March 31, 2006.

Net cash provided by investing activities were $21,117 and $185,007 during the three months ended March 31, 2007 and 2006, respectively. The $163,890 difference was primarily attributable to (i) more cash used in the purchase of property and equipment which constituted a decrease in the amount of $50,716 during the three months ended March 31, 2007, compared to a decrease in the amount of$17,050 during the three months ended March 31, 2006, (ii) less cash provided by pledged bank fixed deposits of $2 during the three months ended March 31, 2007, compared to that of $46,990 during the three months ended March 31, 2006, and (iii) a decrease of $83,236 in cash provided by pledged notes receivable of $71,831 during the three months ended March 31, 2007, compared to that of $155,067 during the three months ended March 31, 2006.

Net cash used in financing activities during the three months ended March 31, 2007 amounted to a decrease in the amount of $375,978, as compared to a decrease in the amount of $905,251 during the three months ended March 31, 2006. The $529,273 difference was primarily attributable to (i) a decrease in the amount of $341,325 in cash used in repayment of bank borrowings, and (ii) a decrease in the amount of $162,162 in cash used to repay a loan from related parties.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

One of our financing sources is from bank borrowings. As of March 31, 2007 and 2006, the balances of bank borrowings, including current and non-current portions, were $2,700,885 and $4,320,982, respectively.

Pension Benefit

As of July 1, 2005, the Group maintains two different retirement plans, according to the ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT whom were employed before June 2005, as described in Note14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $16,735, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the three months ended March 31, 2007 and 2006 amounted to $22,085, and $12,751, respectively.

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before the aforementioned date. We did not elect to early adopt SFAS No. 159.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2006, we have projected that, if interest rates were to increase by 1 percent, the result would be an annual increase in our interest expense of $16,556. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

Foreign currency exposure

We have operations in both Taiwan and the PRC. The functional currency of Higoal Development Ltd. and its subsidiary, Kid Castle Internet Technologies Ltd. is NT Dollars and the financial records are maintained and the financial statements are prepared for these entities in NT Dollars. The functional currency of Kid Castle Educational Software Development Company Ltd. and its consolidated investee, Jiangsi 21th Century Kid Castle Culture Media Co. Ltd. and Shanghai Kid Castle Educational Info Constitution Company Ltd. is RMB and the financial records are maintained and the financial statements are prepared for these entities in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor do we use such instruments for speculative purposes. The translation from the applicable local currency assets and liabilities to the U.S. Dollar is performed using exchange rates in effect at the balance sheet date except for shareholders’ equity, which is translated at historical exchange rates. Revenue and expense accounts are translated using average exchange rates during the period. Gains and losses resulting from such translations are recorded as a cumulative translation adjustment, a separate component of shareholders’ equity.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our management’s evaluation our conclusion is that as of March 31, 2007 our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new ERP system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system was launched into its trial run period beginning in 2007 and our management evaluated that it will be extended to the fourth fiscal quarter 2007 to make sure of its normalization. The old system used by the Company would be phased out after the new ERP completed its test stage. The phase out period involves the amalgamation of old data into the new ERP system, providing staff education and training of how to utilize the new ERP system as well as parallel running various functions and operations of the new ERP system along side the old system.

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

We recognize that the internal controls and procedures adopted by the Company were inadequate and gave rise to misappropriation of funds as disclosed in our Current Report on Form 8-K filed on June 23, 2006. Among other improvements, we began implementing a comprehensive ERP system that would improve the Company’s internal controls. The ERP system is currently at trial and test-run stage. The required software and hardware input have been fully installed and the system is now running to detect bugs that may reside in the system. The system is expected to be fully operational in 2008. The Company believes that full implementation of its new ERP System will prevent misappropriation of funds by Company employees because the ERP system will perform the following functions:

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended March 31, 2007 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2006.

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

Dated: July 25, 2007

By:	/s/ Suang-Yi Pai
Name: Suang-Yi Pai
Title: Chief Financial Officer