Form 10-Q
period 2007-06-30
KID CASTLE EDUCATIONAL CORP
filed 2007-08-15
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007
or

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-39629
__________

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

Yes  ☐  No ☒

As of June 30, 2007, there were 25,000,000 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets

ASSETS	June 30, 2007	December 31, 2006

Current assets
Cash and bank balances	$1,172,317	$1,419,873
Bank fixed deposits - pledged (Note12)	429,215	75,210
Notes and accounts receivable, net (Note 5)	2,242,935	2,001,145
Inventories, net (Note 6)	1,726,680	1,636,020
Other receivables (Notes 7)	408,492	127,062
Prepayments and other current assets (Note 8)	182,704	141,620
Pledged notes receivable (Note 13)	510,086	430,415
Deferred income tax assets	81,566	105,426
Total current assets	6,753,995	5,936,771
Deferred income tax assets	51,150	49,909
Prepayment of long-term investments	306,802	ó
Long-term investments (Note 9)	50,203	33,295
Property and equipment, net	1,944,746	1,755,992
Intangible assets, net of amortization (Note 12)	451,121	538,638
Long-term notes receivable	843,648	812,809
Pledged notes receivable (Note 13)	231,447	13,851
Other assets	355,336	231,958
Total assets	$10,988,448	$9,373,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 13)	$931,062	$808,037
Notes and accounts payable	934,502	925,577
Accrued expenses	781,210	975,396
Amounts due to stockholders/officers (Note 11)	360,499	355,653
Other payables	448,681	381,647
Deposits received	852,717	752,597
Receipts in advance (Note 14)	1,866,617	2,402,624
Income tax payable	172,756	143,771
Total current liabilities	6,348,044	6,745,302
Bank borrowings maturing after one year (Note 13)	1,253,699	979,323
Receipts in advance (Note 14)	2,121,703	1,275,638
Deposits received	581,461	629,165
Deferred liability	37,439	36,624
Accrued pension liabilities (Note 15)	291,435	287,363
Total liabilities	10,633,781	9,953,415

Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets - Continued
(Unaudited)
(Expressed in US Dollars)
	June 30, 2007	December 31, 2006

Commitments and contingencies (Note 17)

Minority interest	105,224	54,561

Shareholders’ equity
Common stock, no par share:
25,000,000 shares authorized; issued and outstanding at June 30, 2007 and December 31, 2006	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(8,069,238)	(9,056,567)
Accumulated other comprehensive loss	(435,093)	(330,713)
Net loss not recognized as pension cost	(97,705)	(98,952)
Total shareholders’ equity	249,443	(634,753)
Total liabilities and shareholders’ equity	$10,988,448	$9,373,223

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three months ended June 30,
	2007	2006

Operating Revenue
Sales of goods	$1,262,190	$1,309,033
Franchising income	536,686	688,141
Other operating revenue	84,277	(70,988)
Total net operating revenue	1,883,153	1,926,186
Operating costs
Cost of goods sold	(613,973)	(562,738)
Cost of franchising	(10,643)	(91,242)
Other operating costs	(147,784)	(39,326)
Total operating costs	(772,400)	(693,306)
Gross profit	1,110,753	1,232,880
Advertising costs	(88)	(14,747)
Other operating expenses	(1,099,786)	(1,429,510)
Income (loss) from operations	10,879	(211,377)
Interest expenses, net	(20,948)	(86,752)
Share of income (loss) of investments	4,521	(491)
Other non-operating income, net	238,628	38,910
Income (loss) before income taxes	233,080	(259,710)
Benefit (provision) for taxes	(20,069)	(18,428)
Income (loss) after income taxes	213,011	(278,138)
Minority interest income (loss)	(5,384)	5,359
Net income (loss)	$207,627	$(272,779)
Earnings (loss) per share - basic and diluted	$0.008	$(0.014)
Weighted-average shares used to compute earnings (loss) per share - basic and diluted	25,000,000	18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Six months ended June 30,
	2007	2006

Operating Revenue
Sales of goods	$3,696,348	$3,529,529
Franchising income	1,090,178	1,194,688
Other operating revenue	337,587	174,496
Total net operating revenue	5,124,113	4,898,713
Operating costs
Cost of goods sold	(1,530,628)	(1,370,225)
Cost of franchising	(111,785)	(171,367)
Other operating costs	(196,366)	(81,577)
Total operating costs	(1,838,779)	(1,623,169)
Gross profit	3,285,334	3,275,544
Advertising costs	(18,173)	(17,288)
Other operating expenses	(2,382,518)	(2,844,640)
Income from operations	884,643	413,616
Interest expenses, net	(42,617)	(120,125)
Share of income (loss) of investments	15,989	(9,085)
Other non-operating income (loss), net	371,229	1,175
Income before income taxes	1,229,244	285,581
Benefit (provision) for taxes	(193,011)	(186,909)
Income after income taxes	1,036,233	98,672
Minority interest income	(48,904)	(13,592)
Net income	$987,329	$85,080
Earnings per share - basic and diluted	$0.039	$0.004
Weighted-average shares used to compute earnings per share - basic and diluted	25,000,000	18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Expressed in US Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Net loss not recognized as pension cost	Total

Balance, December 31, 2005	18,999,703	$7,669,308	$194,021	$65,320	$(9,010,356)	$(244,864)	-	$(1,326,571)
Net loss for 2006	-	-	-	-	(46,211)	-	-	(46,211)
Cumulative translation adjustment	-	-	-	-	-	(85,849)	-	(85,849)
Comprehensive loss								(132,060)
Repayment of a liability by issuance of common stock	6,000,297	922,830	-	-	-	-	-	922,830
Net loss not recognized as pension cost	-	-	-	-	-	-	$(98,952)	(98,952)
Balance, December 31, 2006	25,000,000	$8,592,138	$194,021	$65,320	$(9,056,567)	$(330,713)	$(98,952)	$(634,753)
Net income for the six months ended June 30, 2007 (Unaudited)	-	-	-	-	987,329	-	-	987,329
Cumulative translation adjustment (Unaudited)	-	-	-	-	-	(104,380)	-	(104,380)
Comprehensive income (Unaudited)								882,949
Net income not recognized as pension cost	-	-	-	-	-	-	$1,247	1,247

Balance, June 30, 2007 (Unaudited)	25,000,000	$8,592,138	$194,021	$65,320	$(8,069,238)	$(435,093)	$(97,705)	$249,443

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities
Net income	$987,329	$85,080
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	103,364	93,908
Amortization of intangible assets	81,818	83,873
Allowance for sales returns	2,229	2,356
Allowance for doubtful debts	12,065	609,912
Provision (reversal) of allowance for loss on inventory obsolescence and slow-moving items	(199,792)	90,588
Loss on disposal of assets	2,579	ó
Minority interests	48,904	13,592
Share of loss (gain) of investments	(15,989)	9,085
(Increase)/decrease in:
Notes and accounts receivable	(321,355)	(1,369,563)
Inventories	96,853	456,634
Other receivables	146,021	104,051
Prepayments and other current assets	(41,895)	98,622
Deferred income tax assets	20,982	(50,939)
Other assets	(54,065)	225,219
Increase/(decrease) in:
Notes and accounts payable	145,541	(35,104)
Accrued expenses	(204,368)	176,759
Other payables	32,420	(445,379)
Receipts in advance	347,284	904,189
Income taxes payable	30,376	103,224
Deferred Liability	1,186	(137)
Deposits received	66,348	516,262
Accrued pension liabilities	6,987	(5,971)

Net cash provided by operating activities	1,294,822	1,666,261

Cash flows from investing activities
Purchase of property and equipment	(65,597)	(26,115)
Change in investments in associated company	(25,759)	—
Acquisition, net of cash acquired	46,607	—
Proceeds from disposal of property and equipment	118	—
Amount due from stockholder/director	—	—
Prepayment of long-term investments	(306,040)	—
Acquisition of long-term investments	(544,135)	—
Bank fixed deposits - pledged	(353,890)	(7,302)
Pledged notes receivable	(301,050)	386,928

Net cash provided by (used in ) investing activities	(1,549,746)	353,511

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)
(Expressed in US Dollars)

	Six months ended June 30,
	2007	2006

Cash flows from financing activities
Proceeds from bank borrowings	$684,836	$215,463
Proceeds from loan from a stockholder	4,846	—
Proceeds from capital leases	—	—
Repayment of bank borrowings	(270,231)	(1,026,017)
Repayment of capital leases	—	—
Repayment of loan from stockholders and transactions of related parties	(297,262)	(509,847)

Net cash provided by (used in) financing activities	122,189	(1,320,401)

Net increase (decrease) in cash and cash equivalents	(132,735)	699,371

Effect of exchange rate changes on cash and cash equivalents	(114,821)	(27,324)

Cash and cash equivalents at beginning of period	1,419,873	613,391

Cash and cash equivalents at end of period	$1,172,317	$1,285,438

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Notes to Condensed Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kid Castle Internet Technologies Limited (“KCIT”) was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China (“ROC”) as a limited liability company. KCIT is engaged in the business of children’s education focusing on the English language. The business comprises publication, sales and distribution of related books, magazines, audio and videotapes and compact disc, franchising and sales of merchandises complementary to the business. KCIT commenced operations in April 2000 when it acquired the above business from Kid Castle Enterprises Limited which was formerly owned by Mr. Kuo-An Wang and Mr. Yu-En Chiu. Kid Castle Enterprises Limited ceased operations on December 25, 2003.

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

As a result of the share exchange, the former stockholders of Higoal hold a majority of the Company’s outstanding capital stock. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby Higoal is deemed to have purchased the Company. However, the Company remains the legal entity and the registrant for Securities and Exchange Commission reporting purposes.

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

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (‘KCEI”) in the PRC, with registered total capital of RMB$1,200,000, in order to operate schools controlled by us in PRC.

The Company, Higoal and its subsidiaries are sometimes collectively are referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2007 and for the six months ended June 30, 2007 and 2006 have been prepared by the Group, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission using U.S.generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The Group has incurred operating losses in most periods since inception and hence, as of June 30, 2007, the accumulated deficit was $8,069,238. The Group plans to fund its working capital needs by growth in sales and obtaining new credit lines from financial institutions. If the Group is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Group. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Group to reduce headcount, sales and marketing, other expansion activities, which may affect the future growth of the Group’s operations.

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

Estimated useful life (years)
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

INTANGIBLE ASSETS

Franchises and copyrights are stated at cost and amortized on the straight-line method over their estimated useful lives of ten years.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) is disclosed in the condensed consolidated statement of stockholders’ equity.

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the six months ended June 30, 2007 and 2006, the Group did not have any potential common stock shares.

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

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our financial statements

In February 2007, the FASB released SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before the aforementioned date. We did not elect to adopt SFAS No. 159 early.

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	June 30, 2007	December 31, 2006
	(Unaudited)

Notes and accounts receivable
- Third parties	$3,251,143	$2,995,538
- Related parties (NOTE 11)	106,274	113,928

Total	3,357,417	3,109,466
Allowance for doubtful accounts and sales returns	(1,114,482)	(1,108,321)

Notes and accounts receivable, net	$2,242,935	$2,001,145

NOTE 6 - INVENTORIES

	June 30, 2007	December 31, 2006
	(Unaudited)

Work in process	$192,263	$145,110
Finished goods and other merchandises	2,103,890	2,268,608

	2,296,153	2,413,718
Less: Allowance for obsolete inventories and decline of market value	(569,473)	(777,698)

	$1,726,680	$1,636,020

NOTE 7 - OTHER RECEIVABLES

	June 30, 2007	December 31, 2006
	(Unaudited)
Other receivables - third parties:
Tax paid on behalf of landlord	$-	$-
Advances to staff	94,734	55,438
Grants from Market Information Center	-	-
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note (i))	386,440	381,092
Other receivables	232,228	42,480
Less : Allowance for doubtful accounts	(386,440)	(381,092)

Sub-total	326,962	97,918
Other receivables - related parties (NOTE 11)	81,530	29,144
	$408,492	$127,062
Note:

(i)
Shanghai Wonderland was a distributor for the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), RMB$500,000 and RMB$2,500,000 (approximately $310,000) for operations in December 2003, July 2004 and August 2005, respectively. The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005. As of June 30, 2007, Shanghai Wonderland still owes the Group a balance of RMB$3,000,000(approximately $386,440). Such sum has now been itemized and recorded as “Allowance for doubtful accounts” compared to its prior recognition as “Other receivables”.

NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)

Prepayments	$177,767	$139,582
Temporary payments	1,099	1,084
Tax recoverable	—	—
Prepaid interest	3,239	54
Others	599	900

	$182,704	$141,620

NOTE 9- INTEREST IN ASSOCIATES

	June 30, 2007	December 31, 2006
	(Unaudited)

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$98,249	$96,111
Share of loss	(33,770)	(52,091)

	$64,479	$44,020

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$91,699	$89,704
Share of loss	(105,730)	(104,693)

	$(14,031)	$(14,989)

Lanbeisi Education &Culture Industrial Co., Ltd (“Lanbeisi”) (Note (iii))
Investment cost	$47,160	$46,133
Share of loss	(47,405)	(41,869)

	$(245)	$4,264

Total	$50,203	$33,295

Note:

(i)
In October 2003, the Group obtained the PRC government’s approval to co-found Education Center with 21st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB$1,500,000, and KCES and 21st Century Publishing House each owns 50% of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the three months ended June 30, 2007 and 2006, the Group recognized investment income accounted for under the equity method in Education Center of $19,265 and $8,042, respectively.

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

For the three months ended June 30, 2007 and 2006, the Group recognized investment revenue of $1,278 and an investment loss of $13,399, accounted for under the equity method, in Tianjin Consulting.

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

For the six months ended June 30, 2007 and 2006, the Group recognized an investment loss of $4,554 and $3,458, respectively, accounted for under the equity method, in Lanbeisi.

NOTE 10 - ACQUISITION

Jilin Kid Castle Educational Investment Development Ltd (“Jilin KCEI”) was established in September 2002. In March 2007, the Group entered into an equity transfer agreement with third parties to acquire 100% ownership in Jilin KCEI. In May 2007, pursuant to this equity transfer agreement, KCES and KCEI, the Group’s wholly owned PRC subsidiary, acquired, respectively, 49% and 51% interests in Jilin KCEI from the third parties for the purchase price of $550,196 (RMB$4,200,000). The Group’s management believes that the book value of the existing assets and liabilities of Jilin KCEI approximate the fair value of the assets and liabilities from which the purchase price was determined for the purpose of applying purchase accounting. The acquisition is expected to increase the Group’s profit margin and competitive position in the PRC. As of June 30, 2007, the Group owns 100% of Jilin KCEI, which became a consolidated entity. The fair values of Jilin KCEI’s net assets as of May 1, 2007 are $569,894.

NOTE 11- RELATED PARTY TRANSACTIONS

A. Names of related parties and relationship with the Group are as follows:

Names of related parties	Relationship with the Company

Mr. Kuo-An Wang	Was a director, officer and shareholder. In October 2005 resigned as chairman of the board of directors, president and chief executive officer of the Company. On October 18, 2006 resigned as director.

Mr. Yu-En Chiu	Was a director, officer and shareholder. On June 1, 2006 resigned as chief financial officer and director. Remained the Chairman of PRC operations until February 28, 2007.

Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005.

Mr. Suang-Yi Pai	Director and Chairman of the Board since November 2, 2005.

Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman was Mr. Yu-En Chiu and TCP Chevady ceased operations on April 10, 2006.

Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman was Mr. Yu-En Chiu and TCP Chung-hua ceased operations in March 2006.

Taipei Country Private Kid’s Castle Yin Cyun Pre-school (“TCP Yin Cyun”)	Its chairman is Mr. Min-Tan Yang, our CEO.

Yin Cyun Language & Computer School (“Yin Cyun Language”)	Its chairman is Mr. Min-Tan Yang.

Taipei Country Private Yin Tzu Preschool (“TCP Yin Tzu”)	Its chairman is Mr. Min-Tan Yang.

Private Kuan Lung Short Term Language Cram School (“Kuan Lung Language”)	Its chairman is Mr. Min-Tan Yang.

Taipei City Private Chu Sheng Preschool (“TCP Chu Sheng”)	Its chairman is Mr. Min-Tan Yang.

Taipei Country Private Chu Yao Preschool (“TCP Chu Yao”)	Its chairman is Mr. Min-Tan Yang.

Private Liang Yu Language & Computer School (“Liang Yu Language”)	Its chairman is Mr. Min-Tan Yang.

21st Century Publishing House (“Publishing House”)	A joint venture partner (third-party after July 2004).

Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.

21st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”)	An investment accounted for under the equity method.

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method.

B. Significant transactions and balances with related parties are as follows:

	Six months ended June 30,
	2007	2006
	(Unaudited)
(i) Sales to:
- TCP Chevady	$-	$1,729
- TCP Chung-hua	-	1,729
- Kuan Lung Language	9,060	7,924
- TCP Chu Yao	23,510	18,212
- TCP Chu Sheng	5,844	7,636
- TCP Yin Cyun	74,077	41,636
- Yin Cyun Language	15,726	ó
- TCP Yin Tzu	37,551	21,835
- Liang Yu Language	19,504	27,197
- English School	22,391	10,532
- Tianjin Consulting	8,764	16,802
- Lanbeisi	23,953	9,907

	$240,380	$165,149

(ii) Franchising income from:
- Kuan Lung Language	$3,408	$-
- TCP Chu Sheng	9,635	5,810
- TCP Chu Yao	9,635	ó
- TCP Yin Cyun	9,635	2,556
- Liang Yu Language	1,212	1,242
- TCP Yin Tzu	16,322	5,577

	$49,847	$15,185

(iii) The two directors and stockholders, Mr. Min-Tan Yang and Mr. Suang-Yi Pai, have given personal guarantees to certain bank loans and borrowings, which are detailed in Note 13 - Bank Borrowings.

As at June 30, 2007, all of the Group's loan agreements were signed by KCIT and KCES on behalf of the Group with various financial institutions. The respective loans from the financial institution each require the attachment of Board resolution of KCIT, KCES and personal guarantees of two directors of KCIT and KCES. All loan agreements of the Group were guaranteed by Messrs. Pai and Yang.

(iv) Accounts and notes receivable - related parties:

	June 30,	December 31,
Name of related parties	2007	2006
	(Unaudited)

- TCP Yin Cyun	$39,563	$19,888
- Yin Cyun Language	1,286	5,967
- Kuan Lung Language	4,250	6,684
- TCP Chu Yao	17,121	18,565
- TCP Chu Sheng	11,101	17,937
- TCP Yin Tzu	12,520	1,132
- Liang Yu Language	7,186	4,530
- Education Center	-	-
- Tianjin Consulting	101	16,631
- Lanbeisi	13,146	22,594

	$106,274	$113,928

(v)   Other receivables - related parties:

	June 30,	December 31,
Name of related parties	2007	2006
	(Unaudited)

Amount due from Education Center (Note A)	$19,941	$19,507
Amount due from Tianjin Consulting (Note B)	665	16
Amount due from Lanbeisi (Note C)	60,924	9,621

	$81,530	$29,144

Note:

A.
Education Center was founded in October 2003. The amount due from this related party is mainly inventory purchases paid by the Group on behalf of Education Center, has no fixed repayment term and bears no interest.

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

(vi)  Notes payable - related parties:

Name of Related Parties	June 30, 2007	December 31, 2006

TCP Yin Cyun	$—	$61,357

Mr. Kuo-An Wang	$—	$67,493

	$—	$128,850

(vii) Other payable - related parties:

Name of Related Parties	June 30, 2007	December 31, 2006

Lanbeisi	$—	$7,689

	$—	$7,689

(viii) Receipts in advance:

Name of Related Parties	June 30, 2006		December 31, 2005

Educational Center		$178	$436

Tianjin		$151	$130

Lanbeisi	$	ó	$130

		$329	$566

(x) Significant transactions and balances with related parties are as follows:

Amount due to officers/directors:

Name of Related Parties	June 30, 2007	December 31, 2006

Mr. Min-Tan Yang (Note A)	$249,099	$245,627

Mr. Suang-Yi Pai (Note A)	$111,400	$110,026

	$360,499	$355,653

Note A: In the fourth quarter of 2005, Mr. Yang loaned $1,050,000 to the Company, and the third parties Olympic Well International Ltd.(“Olympic”) and Chen-Chen Shih (“Shih”), at Mr. Pai’s introduction, loaned $690,000 and $60,089 to the Company, respectively. The loans were treated as short-term loans, due in three months, with a per annum interest rate of 7%. A portion of the loan made by Olympic in the amount of $342,364 was assigned to Mr. Pai on or about December 30, 2005. That amount, along with $209,211 which was owed Mr. Yang, were forgiven in exchange for the Company’s forgiveness of Mr. Chiu’s debt to the Company in the amount of $551,575 (NT$18,500,000, the currency has been translated at the exchange rates at the time of the loans). On August 1, 2006, the remaining balance of the Olympic and Shih loans was assigned to Pai. Effective December 28, 2006, we entered into a loan settlement and conversion agreement with Messrs. Pai and Yang pursuant to which $900,045 of the loans were converted to our common stock at the conversion price of $0.15 per share. Promissory notes were issued for the remaining amount. The promissory notes are due in one year and have an annual interest rate of 7%. The amount of residual promissory notes for Messrs. Pai and Yang are $107,680 and $240,789, respectively. As of June, 2007, interest has accrued on the promissory notes payable to Messrs. Pai and Yang of $3,720 and $8,310, respectively. (For further information, please refer to the Company’s Form 8-K/A filed with the Securities Exchange Commission on January 24, 2007.

NOTE 12 - INTANGIBLE ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)

Gross carrying amount
Franchise	$1,033,126	$1,043,775
Copyrights	607,312	613,572

	1,640,438	1,657,347
Less: Accumulated amortization
Franchise	(749,016)	(704,548)
Copyrights	(440,301)	(414,161)

	(1,189,317)	(1,118,709)

Net	$451,121	$538,638

Amortization charged to operations was $82,022 and $83,873 for the six months ended June 30, 2007 and 2006, respectively.

The estimated aggregate amortization expenses for each of the three succeeding fiscal years are as follows:

2008	$164,043
2009	164,043
2010	41,013

$369,099

NOTE 13 - BANK BORROWINGS

	Notes	June 30, 2007	December 31, 2006
		(Unaudited)

Bank term loans	(i)	$422,968	$108,922
Short-term unsecured bank loans	(ii)	667,677	446,086
Mid-term secured bank loan	(iii)	1,094,116	1,232,352

		2,184,761	1,787,360
Less: Balances maturing within one year included in current liabilities
Bank term loans		58,581	103,523
Short-term unsecured bank loans		667,677	446,086
Mid-term secured bank loan		204,804	258,428

		931,062	808,037

Bank borrowings maturing after one year		$1,253,699	$979,323

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $606,567 and $261,142 that we have received from franchisees and the Group’s bank deposits of $12,368 and $1,963 as of June 30, 2007 and December 31, 2006, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, and was extended on October 18, 2006. The weighted average interest rates were 5.37% and 6.055% per annum as of June 30, 2007 and 2006, respectively.

For the six months ended June 30, 2007 and 2006, the interest expenses charged to operations amounted to $6,549 and $12,887, respectively.

(ii)
In August 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was collateralized by KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of loan balance, and guaranteed by two directors and stockholders of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 3.29% per annum, which was extended in February 2007 and is due on February 2008. A portion of the principal of the loan amounting to $146,186 is repayable in 12 equal monthly installments and the remaining principal amount of $158,367 will be repayable at maturity. The applicable interest rate is approximately 5.51% and 5% per annum as of June 30, 2007 and 2006, respectively.

In March 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was extended on October 18, 2006. The loan was guaranteed by two directors and stockholders of the Group, bears interest at the Taiwan basic borrowing rate plus 1.3% per annum, and is repayable in 36 equal monthly installments. The last installment will be due on March 19, 2008.

In May 2007, KCES obtained an unsecured short-term loan to finance the Group’s operations in the amount of $327,498, which was guaranteed by director Mr. Yang and KCIT, and KCIT’s refundable deposits of $340,000. The loan bears interest at the PRC basic borrowing rate per annum, and is due in April 2008.

For the six months ended June 30, 2007 and 2006, the interest expense charged to operations from the above three unsecured short-term loans amounted to $11,142 and $14,622 respectively.

(iii)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2003 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provide by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69% per annum for the two-year period from 2005 to 2007, and plus 1.69% per annum for the year 2008.  On August 10, 2005, the bank extended the term of the loan and it is now repayable in 84 equal monthly installments starting on August 10, 2012. As of June 30, 2006, the applicable interest rate is approximately 2.7% and the Group has repaid $95,226.

In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6% per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008. The loan was collateralized by notes receivables in 30% approximating the loan balance, and guaranteed by two directors of the Group. As of June30, 2007, the Group has repaid $346,222.

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 4.1% and 3.7% per annum as of June 30, 2007 and December 31, 2006, respectively, and is repayable in 60 equal monthly installments. The last installment will be due on August 10, 2010, and guaranteed by two directors of the Group. As of June 30, 2006, the Group repaid $73,073.

For the six months ended June 30, 2007 and 2006, the interest expenses charged to operations amounted to $19,647 and $25,378, respectively.

NOTE 14 - RECEIPTS IN ADVANCE

The balance comprises:

	Notes	June 30, 2007	December 31, 2006
		(Unaudited)

Current liabilities:
Sales deposits received	(i)	$641,132	$481,334
Franchising income received	(ii)	579,600	1,608,066
Subscription fees received	(iii)	619,283	285,531
Related parties (Note 11 B(viii))		329	566
Others		26,273	27,127
		1,866,617	2,402,624

Long-term liabilities:
Franchising income received	(ii)	2,121,703	1,275,638

		$3,988,320	$3,678,262

Note:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 15 - RETIREMENT PLANS

      The Group maintains tax-qualified defined contribution and benefit retirement plans for its employees in accordance with the ROC Labor Standard Law in Taiwan. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued new labor retirement pension regulations in Taiwan. The Group has a new defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT. KCIT contributes monthly an amount equal to 6% of the employees’ base salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”) which commenced in September 2003, which only applies to the regular employees of KCIT who were employed before June 2005. KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Under the old plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law. The benefits under the old plan are based on various factors such as years of service and the final base salary preceding retirement.

     The net periodic pension cost is as follows:

	Six months ended June 30,
	2007	2006
	(Unaudited)
Service cost	$-	$-
Interest cost	6,108	6,181
Expected return on assets	(1,212)	(2,455)
Amortization of unrecognized loss	1,478	1,496

Net periodic pension cost	$6,374	$5,222

NOTE 16 - GEOGRAPHIC SEGMENTS

The Group is principally engaged in the business of child educational teaching materials and related services focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographic segments is as follows:

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Six months ended June 30, 2007	Six months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006

Revenue
External revenue	$3,255,979	$3,436,956	$1,868,134	$1,462,323	$5,124,113	$4,899,279	$—	$—	$—	$—	$5,124,113	$4,899,279
Inter-segment revenue	—	(566)	—	—	—	(566)	—	—	—	—	—	(566)

	$3,255,979	$3,436,390	$1,868,134	$1,462,323	$5,124,113	$4,898,713	$—	$—	$—	$—	$5,124,113	$4,898,713

Profit (loss) from Operations	$562,771	$425,672	$413,827	$113,846	$976,598	$539,518	$(91,955)	$(125,902)	$—	$—	$884,643	$413,616

Capital expenditures	$6,084	$18,669	$39,639	$1,619	$45,723	$25,959	$—	$—	$—	$—	$45,723	$25,959

	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006

Total assets	$7,781,063	$7,409,359	$3,286,861	$1,960,446	$11,067,924	$9,369,805	$2,510	$359,772	$(81,986)	$(356,354)	$10,988,448	$9,373,223

NOTE 17 - COMMITMENT AND CONTINGENCIES
A. Lease Commitment

     As of June 30, 2007, the Company’s future minimum lease payments under a non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2008	$194,089
2009	53,534
2010	-
2011	-
2012	-

$247,623

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

OVERVIEW

     We are engaged in the business of children’s education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audio tapes, DVD, VCD and compact discs. A major portion of our educational materials focuses on English language education. We also sell educational tools and equipment that are complementary to our business. Our major business originally started in Taiwan. In 2001, we started to expand our business in the PRC. We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools, and monthly and bi-weekly magazines to provide children ranging from 2 to 12 years of age a chance to learn exceptional English language and computer skills, and to provide a pre-school education program.

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

     As of June 30, 2007, the balance of our amortizable intangible assets was $451,121, including franchise-related intangible assets of $284,110 and copyrights of $167,011. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of ten years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

 Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues decreased by $43,033, or 2%, to $1,883,153 for the three months ended June 30, 2007 from $1,926,186 for the three months ended June 30, 2006, including the increase in other operating revenue of $155,265, the decrease in sales of goods of $46,843 and the franchising income of $151,455.

     Sales of goods. The decrease in sales of goods, from $1,309,033 for the three months ended June 30, 2006 to $1,262,190 for the three months ended June 30, 2007, or 4%, was mainly due to decrease in our Taiwan operations.

     Franchising income. The decrease in franchising income, from $688,141 for the three months ended June 30, 2006 to $536,686 for the three months ended June 30, 2007, or 22%, was mainly due to the decrease in franchising income in Taiwan operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and tuition from school controlled by us. Other operating revenue increased by $155,265, to $84,277 for the three months ended June 30, 2007 from a deficit of $70,988 for the three months ended June 30, 2006. The increase was mainly due to the reclassification of the copyright revenue of $111,244 to franchising income in 2006.

     Gross Profit. Gross profit decreased by $122,127, or 10%, to $1,110,753 for the three months ended June 30, 2007 from $1,232,880 for the three months ended June 30, 2006. Gross profit decreased because revenues decreased relatively more than costs decreased.

     Total Operating Expenses. Total operating expenses decreased by $344,383, or 24%, to $1,099,874 for the three months ended June 30, 2007 from $1,444,257 for the three months ended June 30, 2006, principally due to decreases in salary expenses due to shifting from higher cost to lower cost employees in our Shanghai operations.

     Other Operating Expenses. Other operating expenses decreased by $329,724, or 23%, to $1,099,786 for the three months ended June 30, 2007 from $1,429,510 for the three months ended June 30, 2006, principally due to decreases in salary expenses due to shifting from higher cost to lower cost employees in our Shanghai operations.

     Interest Expenses, Net. Net interest expenses decreased by $65,804, or 76%, to $20,948 for the three months ended June 30, 2007 from $86,752 for the three months ended June 30, 2006, primarily due to the decrease of the borrowings during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

     Provision for Taxes. Provision for taxes for the three months ended June 30, 2007 and 2006 were $20,069 and $18,428, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $225,400, or 5%, to $5,124,113 for the six months ended June 30, 2007 from $4,898,713 for the six months ended June 30, 2006. This was comprised of the increase in sales of goods of $166,819, an increase in other operating revenues of $163,091, and a decrease in franchising income of $104,510.

     Sales of goods. The increase in sales of goods, from $3,529,529 for the six months ended June 30, 2006 to $3,696,348 for the six months ended June 30, 2007, a 5% increase, was mainly due to the increase in net sales of goods from our Shanghai operations of $273,246, a 28% increase, to $1,251,050 for the six months ended June 30, 2007 from $977,804 for the six months ended June 30, 2006.

     Franchising income. The decrease in franchising income, from $1,194,688 for the six months ended June 30, 2006 to $1,090,178 for the six months ended June 30, 2007, a 9% decrease, was mainly due to the decrease in franchising income from Taiwan operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools and tuition from school controlled by us. Other operating revenue increased by $163,091, or 93%, to $337,587 for the six months ended June 30, 2007 from $174,496 for the six months ended June 30, 2006. The increase was mainly due to Shanghai operations.

     Gross Profit. Gross profit increased by $9,790, or 0.3%, to $3,285,334 for the six months ended June 30, 2007 from $3,275,544 for the six months ended June 30, 2006. The increase in Gross Profit was principally due to the increase in other operating revenue.

     Total Operating Expenses. Total operating expenses decreased by $461,237, or 16%, to $2,400,691 for the six months ended June 30, 2007 from $2,861,928 for the six months ended June 30, 2006. The decrease in total operating expenses was principally due to decreases in salary expenses due to shifting from higher cost to lower cost employees in our Shanghai operations.

     Other Operating Expenses. Other operating expenses decreased by $462,122, or 16%, to $2,382,518 for the six months ended June 30, 2007 from $2,844,640 for the six months ended June 30, 2006, principally due to decreases in salary expenses due to shifting from higher cost to lower cost employees in our Shanghai operations.

     Interest Expenses, Net. Net interest expenses decreased by $77,508, or 65%, to $42,617 for the six months ended June 30, 2007 from $120,125 for the six months ended June 30, 2006, primarily due to the decrease of the borrowings during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. (Please refer to Note 13 to our Condensed Consolidated Financial Statements for more information.

Other Non-operating Income, Net. Net other non-operating income increased by $370,054, to $371,229 for the six months ended June 30, 2007 from $1,175 for the six months ended June 30, 2006. The increases in net other non-operating income was principally due to (i) gain from the value of recovered inventory of $199,792, (ii) gain on reversal of bad debts of $21,766 in Taiwan operations.

     Provision for Taxes. Provision for taxes for the six months ended June 30, 2007 and 2006 were $193,011 and $186,909, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2007, our principal sources of liquidity included cash and bank balances of $1,172,317 which decreased from $1,419,873 at December 31, 2006. The decrease was mainly due to expenditures to fund daily operations.

We have aggressively expanded business in the PRC; Shanghai operations have turned profitable in 2006, and the Group has turned profitable in the first six months of 2007. We anticipate continued expansion of the market for our learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing in order to increase our profit margin. We began to set up schools controlled by us in 2007. Based on our internal historical records and the currently growing ability of the market demand, it is believed that by directly operating our schools we would expect to increase our profit margin. In 2007, management expects that in the initial stage of the direct school operating business, we need to invest more to acquire control of schools that will become profitable in 2008. Because of the rapid expansion in Shanghai, we expect that additional funds will be required in the near future to facilitate the expansion plans for our Shanghai operations in 2007. Management expects that the Group still requires approximately US$1 million for the next twelve months to invest in business development. We will rely on short-term loans from financial institutions as a source for additional funding. As discussed in Note 13 to our Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two of our directors who have expressed their willingness to continue to support us until other sources of funds have been obtained. Management believes that, with continuous growth of sales in the PRC, the existing directors’ support, and the new bank facilities, we will have sufficient funds for operations over the foreseeable future. Management expects that the Group could repay the loans from the directors by the end of 2007.

     Net cash provided by operating activities was $1,294,822 and $1,666,261 during the six months ended June 30, 2007 and 2006, respectively. The $371,439 difference was primarily attributed to (i) reversal of allowance for loss on inventory obsolescence and slow-moving items of $199,792 during the six months ended June 30, 2007, compared to provision of $90,588 during the six months ended June 30, 2006, (ii) a decrease of accrued expense of $204,368 during the six months ended June 30, 2007, compared to an increase of $176,759 during the six months ended June 30, 2006, and (iii) an increase of receipts in advance of $347,284 during the six months ended June 30, 2007, compared to an increase of $904,189 during the six months ended June 30, 2006.

     Net cash provided by (used in) investing activities were $(1,549,746) and $353,511 during the six months ended June 30, 2007 and 2006, respectively. The $1,903,257 difference was primarily attributable to acquisition, prepayment of long-term investments, and a decrease of pledged notes receivable in the amount of $301,050 during the six months ended June 30, 2007, compared to an increase of that in amount of $386,928 during the six months ended June 30, 2006.

     Net cash used in financing activities during the six months ended June 30, 2007 amounted to an increase of $122,189, as compared to a decrease of $1,320,401 during the six months ended June 30, 2006. The $1,442,590 difference was primarily attributable to (i) an increase of $469,373 in cash provided by bank borrowings, (ii) a decrease of $755,786 in cash used in repayment of bank borrowings, and (iii) a decrease of $212,585 in cash used to repay loans from related parties.

Off-Balance Sheet Arrangements

     As of June 30, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

     One of our financing sources is bank borrowings. As of June 30, 2007 and 2006, the balances of bank borrowings, including current and non-current portions, were $2,184,761 and $2,394,085, respectively.

Pension Benefit

     As of July 1, 2005, the Group maintains two different retirement plans, according to the ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed before June 2005. (See Note 15 to our Condensed Consolidated Financial Statements.) The benefits under both plans expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $16,735, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the six months ended June 30, 2007 and 2006 amounted to $75,437, and $16,403, respectively.

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before the aforementioned date. We did not elect to adopt SFAS No. 159 early.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2006, we have projected that, if interest rates were to increase by 1 percent, the result would be an annual increase in our interest expense of $18,521. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

Foreign currency exposure

     We have operations in both Taiwan and the PRC. The functional currency of Higoal and its subsidiary, KCIT is NT Dollars and the financial records are maintained and the financial statements are prepared for these entities in NT Dollars. The functional currency of KCES and its consolidated investee, Culture Media and KCEI is RMB and the financial records are maintained and the financial statements are prepared for these entities in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor do we use such instruments for speculative purposes. The translation from the applicable local currency assets and liabilities to the U.S. Dollar is performed using exchange rates in effect at the balance sheet date except for shareholders’ equity, which is translated at historical exchange rates. Revenue and expense accounts are translated using average exchange rates during the period. Gains and losses resulting from such translations are recorded as a cumulative translation adjustment, a separate component of shareholders’ equity.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our management’s evaluation our conclusion is that as of June 30, 2007 our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new ERP system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system was launched into its trial run period beginning in 2007 and our management evaluated that it will be extended to the fourth fiscal quarter 2007 to make sure of its normalization. The old system used by the Company would be phased out after the new ERP completes its trial run period. The phase out period involves the amalgamation of old data into the new ERP system, providing staff education and training of how to utilize the new ERP system as well as parallel running various functions and operations of the new ERP system along side the old system.

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

We recognize that the internal controls and procedures adopted by the Company were inadequate and gave rise to misappropriation of funds as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006. During the second quarter of 2007 we have continued to make changes that have materially affected, or are reasonably likely to affect, our internal control over financial reporting in a positive way. Among other improvements, we began implementing a comprehensive ERP system that would improve the Company’s internal controls. The ERP system is currently at trial run stage. The required software and hardware input have been fully installed and the system is now running to detect bugs that may reside in the system. The system is expected to be fully operational in 2008. The Company believes that full implementation of its new ERP System will prevent misappropriation of funds by Company employees because the ERP system will perform the following functions:

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended June 30, 2007 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2006.

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
Dated: August 15, 2007

By:	/s/ Suang-Yi Pai
Name: Suang-Yi Pai
Title: Chief Financial Officer