Form 10-K/A
period 2006-12-31
KID CASTLE EDUCATIONAL CORP
filed 2007-11-13
CIK 1049011

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

Registrant ’s telephone number including area code: (011) 886-2-2218-5996

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer . See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act .

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

KID CASTLE EDUCATIONAL CORPORATION
FORM 10-K/A

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on June 14, 2007.

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

The information set forth in this Report on Form 10-K/A including, without limitation, that contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

ITEM 1 BUSINESS

Overview

We are a leading provider in the People’s Republic of China (“ PRC ” or “ China ”) and Republic of China (“ROC” or “Taiwan”) of English-language instruction and educational services to children for whom Chinese is the primary language. Our focus is on children between two and twelve years old. In 2006, we taught or provided educational materials for approximately 1,000,000 students at over 5,350 locations through our franchise and cooperative school operations.

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

Therefore, we have designed our teaching system following these significant principles:

•	We start with the respective skills and abilities that children already have because the teaching system must consider adaptability.

•	We encourage interaction because the ultimate goal of learning a language is to communicate with others.

•	We assist students’ comprehension with the language in various ways through conversation coordination — e.g., interactive games, activities, etc.

•	We encourage children to participate fully in the learning process through role-playing games.

•	We foster our students’ abilities to learn independently; our teaching focuses on guiding and inspiring a child’s self-learning abilities.

•	We create a relaxed, happy, and supportive learning environment so as to encourage children’s learning.

•	We use consistent testing and learning methods for children.

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

To aid our students in socialization, Kid Castle fosters interaction among all of the children in the class. We help them begin to establish interpersonal relations, gain self-confidence, and learn how to express themselves through English, Total Physical Response, arts and crafts, and other means.

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

Competitive Strengths

We are one of the leading English-language tutoring centers in Taiwan. We are in the process of establishing our market position in China, with far-reaching connections across both regions. We believe that our competitive strengths distinguish us from our competitors. Those strengths include:

Marketing advantages

Kid Castle has:

•	350 franchises; and

•	over 5,350 schools using our materials.

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

•
China’s preparations for the 2008 Olympics have encouraged broad scientific and cultural advancements. Such advancements further China’s emphasis on education and on its children. We believe that this will translate into an increased demand for English-language instruction.

•
Encouraging multi-lingual abilities and improving the quality of education are primary concerns for the PRC government. Consequently, the English-language instruction industry has seen a relaxation in government regulation that will allow KCEC to better realize its potential in China.

•	As a result of joining the World Trade Organization, China is transforming its education systems to match international standards, including English-language instruction.

•	Many college graduates leave China to continue their academic careers in foreign countries where proficiency in the English language is a necessity.

•
Many foreign companies are establishing operations in China. The benefits of working for a foreign international company encourage parents to ensure their children acquire strong English-language skills that will qualify them for such employment.

•
China has a long-term plan to develop a more international orientation for its economy and its government. Such plan requires a larger pool of workers with English-language skills. In 1996, the then Premier Mr. Zhu Rongi stated that education is the key to promoting the PRC’s economy. This fundamental principle evolved into specific policies implemented by the PRC in 2001 and 2003. These policies relaxed entry restrictions to foreign investment in the education industry and made it easier for foreign education providers to operate in China. Article Three to the PRC Private Education Promotion Law stated that private education organizations are a beneficial and desirable attribute to society and should be highly encouraged and supported. The Chinese government has recently encouraged development of privately operated elementary schools and has launched a cooperative program aimed at improving Chinese educational systems using foreign knowledge and resources. We believe such government policy will greatly expand the private elementary school market and create enormous market potential.

•
On February 1, 2005, the PRC Government implemented the “Special Commercial Permit Management Regulation” (the “Management Rule”), which superseded the “Special Commercial Permit Management Regulation.” The Management Rule promotes predictability for private businesses in China’s mixed economy. It provides clear guidelines as to market entry requirements, disclosure mechanisms, and regulations that affect and regulate private businesses. The adoption of the Management Rule exemplifies the PRC Government’s determination to support foreign investment in private business; it increased transparency and set out clear guidelines that allow KCEC to better comply with regulations, which in turn led to better efficiency and operational performance. Because China needs foreign resources and know-how in the English-language education market, it has utilized its relaxed regulatory scheme to target companies like KCEC.

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

Operations

Our operations are divided between (1) delivery of classroom-based tutoring services through our own franchises and cooperating schools, (2) distribution and sale of our published materials, and (3) delivery of education services through the Internet .

Kid Castle has marketing advantages over its franchises and various schools as it actively controls the distribution channels of the franchises and various schools’ teaching and learning curriculum.

Kid Castle provide its franchises the followin g services:

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

•	Combined promotional campaigns whereby the Company is responsible for planning and designing various print and broadcast advertisements.

•	Regularly scheduled education training, administration and management seminars for franchise.

The following table sets forth, as at December 31, for the period indicated, the principle categories of our consolidated operating revenue:

	2004 ($)	2005 ($)	2006 ($)
Sales of goods	6,822,420	7,020,532	6,774,260
Franchise income	2,442,746	2,289,655	2,080,551
Other operating revenue	463,947	922,147	856,772
Total operating revenue	9,729,113	10,232,334	9,711,583

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

Cooperating caretaking schools are our third type of school. These schools serve preschool and elementary school children in both caretaker and educator roles. These schools are not affiliated with our company, but enter into contracts with us to use our teaching and learning materials.

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

* includes caretaking schools

 Publishing

Our extensive experience in the education industry has enabled us to carefully develop what we believe to be superior teaching products that incorporate diverse and innovative content. Our educational products feature a wide range of technology, including multimedia and audio publications and the Internet. In addition, we are developing interactive educational programs that utilize a child’s senses of hearing, sight, and touch.

Published materials make up approximately 70% of our revenue. The three main channels that purchase our published teaching materials are franchise schools, kindergartens, and elementary schools. Our franchise schools are obligated to exclusively use Kid Castle teaching and learning materials. Based on data from the NBSC, as of December 31, 2006 there were approximately 124,400 kindergartens and 366,200 public and private elementary schools in China, all of which are our potential customers.

Teaching Features and Curriculum

Our children’s English curriculum is summarized as follows:

Category	Class	Student	Levels in Total	Period
Preschool Learning	Preschool children	Ages 3-6	Six levels	Six months
Language Learning	Young children	Ages 7-9	Fourteen levels	Six months
Language Learning	Older children	Ages 10-12	Fourteen levels	Three months

Kid Castle’s Young Children Teaching Materials incorporate the following features:

•	full conformity with natural language-development patterns for listening, speaking, reading, and writing;

•	design and development based on the unique factors of individual students, such as age, learning habits, and cognitive ability;

•	contemporary topics that capture and reflect students’ interests and needs;

•	practical scenarios purposely designed to cater to daily life so as to increase the relevance of language usage;

•	emphasis on oral communication;

•	games and activities that give students an opportunity to practice language skills and increase interest in learning English;

•	categorization of curriculum from easy to difficult with subjects that correspond to the subsequent levels; and

•	diverse subjects and content.

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

English First
English First began its development in China in 1993 and currently has 80 kindergarten schools. Its franchise fee and its tuition are higher than the market average , which poses a significant entry barrier for potential franchises. English First has not been established long enough to be well known.

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

China

According to the China-Foreign School Cooperation Regulation (“CFSCR”) effective September 2003, foreign companies cannot operate educational franchises through wholly-owned entities, but must do so in cooperation with local Chinese investors. These cooperative arrangements must be approved by the Chinese government. The CFSCR limits the number of seats on the board of directors (or any controlling board or committee) that may be offered to foreign investors or their nominees to no more than half of the total number of seats. The director of the school, as well as the chairman of the board, can be foreign individuals; however, the qualification of the principal or the person responsible for administration must be reviewed by the government.

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

On April 6, 2001, pursuant to a stock purchase agreement dated April 2, 2001, Halter Capital Corporation, a privately-owned Texas corporation, purchased 6,822,900 shares of our common stock from Zheng Yao, representing approximately 60% of our issued and outstanding shares of common stock. Simultaneously with this change - in - control transaction, Sophia Yao, our then sole officer and director, resigned. Kevin B. Halter, Sr., as President and director, and Kevin B. Halter, Jr., as Secretary-Treasurer and director, were elected to replace her.

On June 19, 2002, pursuant to a stock purchase agreement dated June 6, 2002, Powerlink International Finance, Inc., a British Virgin Islands corporation, purchased 2,830,926 shares of our common stock from Halter Capital Corporation, representing approximately 57% of our issued and outstanding shares of common stock. Simultaneously with the purchase, the officers and directors of the Company resigned. Chin-Chung Hsu, President, Treasurer, and Director; Wen-Hao Hsu, Secretary and Director; and Chien-Hwa Liu, Director, were elected to replace them.

On June 25, 2002, we changed our name to King Ball International Technology Corporation and, on August 22, 2002, we changed our name again to Kid Castle Educational Corporation. On October 1, 2002, we acquired all of the issued and outstanding stock of Higoal, a Cayman Islands company, pursuant to an Exchange Agreement dated as of October 1, 2002 (the “Exchange Agreement”). The Exchange Agreement was among Higoal, the shareholders of Higoal, Kuo-An Wang, and Kid Castle. Higoal, which is based in Taipei, Taiwan, is the parent company of KCIT and KCES. Pursuant to the Exchange Agreement, Higoal became our wholly-owned subsidiary. In exchange for 100% of the issued and fully paid-up capital of Higoal, we issued 11,880,000 shares of our common stock to the shareholders of Higoal. As a result of the share exchange, the former shareholders of Higoal hold a majority of our outstanding capital stock.

On September 26, 2005, Mr. and Mrs. Pai purchased 806,960 and 693,040 shares of the common stock of the Company, respectively. On December 28, 2006, pursuant to the loan settlement and conversion agreement, Mr. Pai received an additional 2,000,297 shares of the common stock. As of December 31, 2006, Mr. Pai, his spouse, and direct next of kin together controlled 4,841,377 shares or 19.36% of the total outstanding common stock of the Company. Mr. and Mrs. Yang purchased 1,641,538 and 500,000 shares of the common stock of the Company in 2005, respectively. On September 26, 2006, Mr. Yang purchased 3,024,000 shares of the common stock and on December 28, 2006, pursuant to the loan settlement and conversion agreement, Mr. Yang received an additional 4,000,000 shares of the common stock, As of December 31, 2006, Mr. Yang and his wife together controlled 9,165,538 shares or 36.66% of the total outstanding common stock of the Company.

On December 27, 2006, we established a wholly-owned subsidiary, KCEI with registered total capital of Renmibi("RMB")$1.2million.

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

We have incurred operating losses since inception. As a result, as of December 31, 2006, we had an accumulated deficit of $9,056,567. We incurred net losses of $1,254,592, $1,698,282, and $46,211 for the years ended December 31, 2004, 2005, and 2006, respectively. The net cash used in operation activities were$1,544,902 and $1,295,250 for years ended December 31, 2004 and 2005, respectively. The net cash provided by operation activities was $1,773,267 for the year ended December 31,2006. The accumulated deficit has improved since Messrs. Pai and Yang have assumed their respective management roles, and we anticipate that the accumulated deficit can be continually improved for the foreseeable future.

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

There can be no assurance that our franchises will operate schools successfully. While no individual franchise represents more than 1 % of our franchise revenues, a significant failure of our franchises to operate successfully could adversely affect our operating results. The resolution of certain franchise financial difficulties may cause us to incur additional costs due to uncollectible accounts receivable related to franchise and license fees, the purchase of teaching and learning materials, and potential claims by franchises that could have a material adverse effect on our results of operations.

An increase in market competition could have a negative impact on our business.

Our market is new, rapidly evolving and highly competitive. We expect this competition to persist and intensify in the future. This increase in competition could impact our business as it leads to price reductions, increases in the Company’s overhead expenses, under-utilization of employees, and increases in operation costs.

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

Our primary competitors include Giraffe, Jordan, Ha Po and Hess in Taiwan; JEO in Taiwan and the PRC; and Onlyedu and English First in the PRC. Our primary competitors have significant financial, technical, and marketing resources, and established brand recognition. Some of these competitors have a longer operating history and greater overall resources than we do. These companies also have established customer support and professional services organizations. As a result, in the ROC market, we need to increase our service quality or decrease our fees to maintain our customer level. In the PRC, we have to assertively develop the market and increase our reputation as well as our market share. In performing the aforementioned in the respective markets, we may incur increased operational cost and or reduce our profit and therefore we cannot guarantee future profits.

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

Implementing our strategies may require substantial capital expenditures. To the extent these expenditures exceed our cash resources, we will be required to seek additional debt or equity financing. Our ability to obtain sufficient financing and the cost of such financing will depend on numerous factors, some of which are beyond our control, including:

•	our financial condition;

•	general economic and capital market conditions;

•	availability of credit from banks or lenders;

•	conditions in the financial markets;

•	investor confidence in us; and

•	economic, political and other conditions in Taiwan and the PRC.

If we are unable to obtain sufficient funding for our operations or development plans on commercially acceptable terms, or at all, our liquidity and financial condition may be adversely affected.

Because we conduct operations in New Taiwan Dollars (“NT dollars”) and RMB, we are subject to risk from exchange rate fluctuations.

Our transactions with suppliers and customers are effected in NT dollars, the functional currency of our Taiwanese subsidiary, KCIT. As a result of our expansion in the PRC, our transactions are also effected in RMB, the functional currency of our PRC subsidiary, KCES and KCEI. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the NT dollars, and the RMB will affect our reported shareholders’ equity from one period to the next. Such impacts could be material and are independent of the underlying performance of our business. The market price of our securities could be significantly affected by unfavorable changes in exchange rates. We do not actively manage our exposure to such unfavorable changes in exchange rates.

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

Our success is dependent upon the personal efforts and abilities of our executive officers, Mr. Min-Tan Yang, our Chief Executive Officer, and Mr. Suang-Yi Pai, our Chief Financial Officer. If these key officers cease employment with us before we find qualified replacements, it would have a significant negative impact on our operations. We do not have employment agreements with any of our executive officers.

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

In addition, in July 2003, our subsidiary, KCES, entered into agreements with a local Chinese party, 21st Century Publishing House, in Jiangxi Province, to establish two joint ventures, Jiangxi 21st Century Kid Castle Culture Media Co., Ltd. (“KC Culture Media”) and 21st Century Kid Castle Language and Education Center (“KC Education Center”), and to establish a wholly-owned subsidiary, KCEI. KC Culture Media and KC Education Center primarily publish and distribute English-language education materials, enter into franchise and consulting relationships with kindergarten and language schools, and provide services to cooperative schools in China. KCEI has entered into a direct-owned school in the PRC. We intend to use them as one of our primary vehicles for our expansion into the PRC market. Although we received, on January 19, 2004, and October 31, 2003, licenses from the applicable government authorities to conduct the business of KC Culture Media and KC Education Center in the PRC, there exist various factors that render the regulatory environment volatile and uncertain. Therefore, it could only be concluded that the PRC market would eventually be more transparent and less uncertain as it gradually opens up to foreign investors.

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

The following table sets forth the location and size of the material facilities of our subsidiaries, KCIT and KCES:

KCIT

Nature	Location	Floor Space (m2 )
Registration area	No. 148, Jianguo Road, Hsien Tien, Taipei, Taiwan, ROC	48
Administrative office	8 th Floor, No. 98, Min Chuan Road, Hsien Tien, Taipei, Taiwan, ROC	534
Administrative office	8th Floor, No. 100, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	375
Administrative office	Room 5, 8th Floor, No. 251, Min Chuan 1st Road, Kaohsiung, Taiwan, R.O.C.	312
Warehouse	No. 459, Sec. 2, Zhongshan Rd., Huatan Shiang, Changhua County 503, Taiwan, ROC	5,000

KCES

Nature	Location	Floor Space (m2 )
Administration office	4 th Floor, No. 1277, Beijing West Road, Shanghai, PRC	1092
Warehouse	No. 305, Lane 2638, Hongmei South Road, Shanghai, PRC	800

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

Purchases of Equity Securities by Registrant and Affiliated Purchasers

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

	Years Ended on December 31,
	2006 ($)	2005 ($)	2004 ($)	2003 ($)	2002 ($)
Statement of Operations Data:
Operating Revenue	9,711,583	10,232,334	9,729,113	8,591,383	6,572,974
Operating Costs	3,638,738	3,811,044	3,433,558	3,022,364	2,895,568
Net loss	46,211	1,698,282	1,254,592	1,940,591	1,906,996
Loss per share—basic and diluted	0.002	0.089	0.066	0.115	0.150
Balance Sheet Data:
Current assets	5,936,771	6,954,257	8,143,067	8,129,906	5,373,309
Total assets	9,373,223	10,982,937	12,781,424	12,542,216	9,772,872
Current liabilities	6,745,302	8,436,284	8,726,637	7,457,171	6,365,639
Total liabilities	9,953,415	12,280,881	12,353,708	10,834,219	9,136,306
Total shareholders’ equity	(634,753)	(1,326,571)	393,925	1,707,997	636,566
	9,373,223	10,982,937	12,781,424	12,542,216	9,772,782

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, or expected.

General

We are engaged in the business of children’s education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audio tapes, video tapes, and compact discs. A major portion of our educational materials focuses on English-language education. We also sell educational tools and equipment that are complementary to our business. Our business originally started in Taiwan, and, in 2001, we began expanding our business into the PRC. We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools and monthly magazines to provide children ranging from two to twelve years of age a chance to learn exceptional English-language and computer skills.

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

Currency Risk.

Our transactions with suppliers and customers are primarily effected in NT dollars, which is the functional currency of our Taiwanese subsidiary, KCIT. As a result of our expansion in the PRC, we have increased transactions denominated in RMB, which is the functional currency of our PRC subsidiaries, KCES, KC Culture Media and Shanghai Kid Castle Educational Info Constitution Company Limited. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the NT dollars, and the RMB will affect our reported financial results. Such impacts could be material and are independent of the underlying performance of the business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to the effects of such unfavorable changes in exchange rates.

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

 Sales of goods. The decrease in sales of goods, from $7,020,532 for fiscal year 2005 to $6,774,260 for fiscal year 2005, or 4% , was mainly due to the decrease in net sales of goods generated from our Taiwan operations of $398,278, or 8% , to $4,695,786 for fiscal year 2006 from $5,094,064 for fiscal year 2005.

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

 Gross Profit. Gross profit decreased by $348, 445, or 5%, to $6,072,845 for fiscal year 2006 from $6,421,290 for fiscal year 2005. The decrease in gross profit was attributable to decrease in operating revenue.

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

Comparison of Fiscal Years 2005 and 2004

 Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchise income, and other operating revenue. Total net operating revenues increased by $503,221, or 5% , to $10,232,334 for the year ended December 31, 2005 (fiscal year 2005) from $9,729,113 for the year ended December 31, 2004 (fiscal year 2004). This increase included an increase in sales of goods in the amount of $198,112, a decrease in franchise income in the amount of $153,091, and an increase in other operating revenues in the amount of $458,200.

 Sales of goods. The increase in sales of goods, from $6,822,420 for fiscal year 2004 to $7,020,532 for fiscal year 2005, or 2.9%, was mainly due to the increase in net sales of goods generated from our Shanghai operations of $430,196, or 28.9% , to $1,917,229 for fiscal year 2005 from $1,487,033 for fiscal year 2004.

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

 Other Operating Expenses. Other operating expenses increased by $42,079, or 0.6%, t o $6,588,923 for fiscal year 2005 from $6,546,844 for fiscal year 2004, principally due to increases in our Shanghai operations.

Interest Expense, Net. Net interest expenses increased by $86,184, or 57.19%, to $236,888 for fiscal year 2005 from $150,704 for fiscal year 2004, primarily due to an increased loan during 2005.

 Provision for Taxes. Provision for taxes for fiscal years 2005 and 2004 were $477,297 and $430,729, respectively. These provisions for income taxes mainly represent the use of net operating loss carry-forwards to offset the income generated for our operations in Taiwan and an increase in the valuation allowance charged against deferred tax assets generated from our PRC operations in order to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized.

Liquidity and Capital Resources

Comparison of Fiscal Years 2006 and 2005

As of December 31, 2006, our principal sources of liquidity included cash and bank balances of $1,419,873, which increased from $613,391 at December 31, 2005. The increase was mainly due to reductions in expenses in our Shanghai operations.

Net cash provided by operating activities was $1,773,267 during fiscal year 2006 and net cash used in operating activities was $1,295,250 during fiscal year 2005. Net cash provided by operating activities during fiscal year 2006 was primarily attributed to the decrease in net loss.

Net cash provided by investing activities was $671,018 and $1,514,264 during fiscal years 2006 and 2005, respectively. The $843,246 decrease is due to the change in the amount due from a shareholder/director of $977,838 during fiscal year 2005.

Net cash used in financing activities during fiscal year 2006 was $1,583,939 as compared to net cash provided by financing activities of $262,196 during fiscal year 2005. The $1,846,135 decrease was primarily attributable to proceeds from bank borrowings of $213,357 during fiscal year 2006, as compared to that of $3,067,111 during fiscal year 2005.

Comparison of Fiscal Years 2005 and 2004

As of December 31, 2005, our principal sources of liquidity included cash and bank balances of $613,391, which increased from $213,564 at December 31, 2004. The change was primarily the result of an increase in revenues from our in Shanghai operations during 2005.

Net cash used in operating activities was $1,295,250 and $1,544,902 during fiscal years 2005 and 2004, respectively. Net cash used in operating activities during fiscal year 2005 was primarily attributed to net loss and an increase of notes and accounts receivable.

Net cash provided by investing activities were $1,514,264 during fiscal year 2005 and net cash used in investing activities were $354,073 during fiscal year 2004. The $1,868,337 difference was primarily attributable to cash provided by pledged notes receivable of $369,807, an amount due from a shareholder and director of $977,838, and disposal of property and equipment of $202,822 during fiscal year 2005, as compared to that of $15,760, $0, and $70,062, respectively, for the same category during fiscal year 2004.

Net cash provided by financing activities during fiscal year 2005 was $262,196 as compared to $914,229 during fiscal year 2004. The $652,033 difference was primarily attributable to cash provided by borrowings from officers/shareholders of $1,271,800 during fiscal year 2005, as compared to that of net cash used in financing activities by the amount of $585,006 during fiscal year 2004, and the repayment of bank borrowings by the amount of $4,068,179 during fiscal year 2005.

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
	($ Thousand dollars)
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

New Subsidiary Investment. On December 27, 2006, the Group established a wholly - owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Ltd. with registered total capital of RMB$ 1,200,000, in order to operate direct-owned schools beginning in 2007 in the PRC. We hope to increase the profit margin of the Group as a result of the formation of KCEI.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2006, we have projected that, if interest rates were to increase by 1% , the result would be an annual increase in our interest expense of $17,914. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

Foreign currency exposure

We have operations in both Taiwan and the PRC. The functional currency of Higoal Development Ltd. and its subsidiary, KCIT is NT Dollars and the financial records are maintained and the financial statements are prepared for these entities in NT Dollars. The functional currency of KCES and its consolidated investee, KC Culture Media and Shanghai Kid Castle Educational Info Constitution Company Ltd., is RMB, and the financial records are maintained and the financial statements are prepared for these entities in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor do we use such instruments for speculative purposes. The translation from the applicable local currency assets and liabilities to the U.S. Dollar is performed using exchange rates in effect at the balance sheet date except for shareholders’ equity, which is translated at historical exchange rates. Revenue and expense accounts are translated using average exchange rates during the period. Gains and losses resulting from such translations are recorded as a cumulative translation adjustment, a separate component of shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kid Castle and its subsidiaries including the notes thereto, together with the report thereon of Brock, Schechter & Polakoff, LLP, are presented beginning at page F-1 and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2006, we engaged Brock, Schechter & Polakoff, LLP as our principal accountant and to audit our consolidated financial statements for the years ended December 31, 2005 and 2006.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Pursuant to Exchange Act Rule 13a-15(b) our management has performed an evaluation of the effectiveness of our disclosure controls and procedures. The term disclosure controls and procedures as defined in Exchange Act Rule Rule 13a-15(e) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our management’s evaluation; our conclusion is that as of December 31, 2006 our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system is expected to complete its trial run period by the end of June 2007 and become fully operational thereafter. The old system used by the Company will then be phased out. The phase out period will involve the amalgamation of old data into the new ERP system, and training for staff on how to use the new ERP system. During the phase-out period, various functions and operations of the new ERP system will be operating in parallel on the old system.

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

We recognize that the internal controls and procedures adopted by the Company were inadequate and gave rise to misappropriation of funds as disclosed in our Current Report on Form 8-K filed on June 23, 2006. Among other improvements, we began implementing a comprehensive ERP system that will improve the Company’s internal controls. (The ERP system is currently at trial and test-run stage. The required software and hardware input have been fully installed and the system is now running to detect bugs that may reside in the system. The system is expected to be fully operational in the third fiscal quarter 2007.) The Company believes that full implementation of its new ERP System will prevent misappropriation of funds by Company employees because the ERP system will perform the following functions:

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

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Position within the Company
Mr. Suang-Yi Pai	46	Chairman, Director and Acting Chief Financial Officer
Mr. Min-Tan Yang	41	Chief Executive Officer and Director
Mrs. Chin-Chen Huang	39	President of Shanghai Operations and Director
Mr. Ming-Tsung Shih	38	Director
Mr. Robert Theng	45	Director

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

Section 16(a) Beneficial Reporting Compliance

None

Audit Committee Financial Expert

Mr. Shih qualifies as an audit committee financial expert according to the standard set forth in Regulation S-K, item 407. While the entire Board of Directors served as the Company’s Audit Committee and assumed responsibility for reviewing the Company’s financial statements with the Company’s auditors during the fiscal year ended December 31, 2006, the two independent directors, Messrs. Shih and Theng, had separate reviewing sessions with the Company’s auditors to discuss and ensure the accuracy and reliability of the Company’s financial statements in addition to those sessions conducted with the full Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee Interlocks and Insider Participation

As the Board of Directors does not have a Compensation Committee, the independent directors of the Board oversee the Company’s executive compensation program. Compensation for the CEO and the CFO has been approved by the Independent Directors of the Board. Compensation for other executive officers and senior management is determined by the CEO and CFO pursuant to the Board of Directors delegating to the CEO and CFO authority to do so. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

In light of the financial distress of the Company in 2005, the Company’s CEO, Mr. Yang, and CFO, Mr. Pai, volunteered to receive nominal salary from the Company. Since January 2006, Messrs Yang and Pai have been receiving annual base salaries in the amounts of $18,509 and $18,190, respectively, which were substantially lower than the compensation paid to executives in similar positions at peer companies.

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

The two components of the Company’s executive compensation program are base salary and annual discretionary bonuses. Overall compensation is intended to be competitive for comparable positions at peer companies.

 Objectives. The objectives of the Company’s executive compensation policies are to attract and retain highly qualified executives by designing the total compensation package to motivate executives to provide excellent leadership and achieve Company goals; to align the interests of executives, employees, and stockholders by establishing cohesive management, financial, operation and marketing goals that reflect the Company’s strategic growth plan; and to provide executives with reasonable security, through retirement plan and annual discretionary bonuses that motivate them to continue employment with the Company and achieve goals that will make the Company thrive and remain competitive in the long-run.

 Linkage between compensation programs and Company objective and values. We link executive compensation closely with the Company objectives, which we believe are dependent on the level of employee engagement, operational excellence, cost management and profitability achieved. Currently, the primary quantifiable measurement of operational excellence for the Company is the achievement of profitability, which is directly related to increasing annual revenue. Executives’ annual performance evaluations are based in part on their achievement of the aforementioned goals and in part on revenue targets that may be established by the Board of Directors at the beginning of each fiscal year. The Board of Directors has not set a specific revenue goal for the award of bonuses for the current fiscal year. The Company currently does not have a defined non-equity incentive plan in place for its named executives. Instead, the disinterested members of the Board of Directors determines if any annual discretionary bonuses should be awarded to named executives in conjunction with the named executives’ annual performance evaluations. As indicated in the table below, during the last three fiscal years, the Board of Directors has not elected to award any annual discretionary bonuses to any named executives.

 The roles of various elements of compensation. Executive compensation includes base salary, annual discretionary bonuses awarded by the Board of Directors in conjunction with named executives’ annual performance evaluations and other annual compensation granted under the noncontributory defined benefit retirement plan. Collectively, the Board’s objective is to ensure a total pay package that is appropriate given the performance of both the Company and the individual named executive.

 Governance practices concerning compensation. The Board of Directors has implemented a number of procedures that the Board follows to ensure good governance. These include setting CEO and CFO salaries, authorizing the CEO or the CFO to set the salaries of presidents and vice presidents, including Mrs. Huang, President of Shanghai operations, setting annual goals for the Company, reviewing proposals for stock incentive plans, exercising fiduciary responsibilities over retirement plans, overseeing management development and succession planning, and keeping adequate records of its activities.

Base Salary

Each executive’s base salary is initially determined with reference to competitive pay practices of peer companies (where such information is publicly available) and is dependent upon the executive’s level of responsibility and experience. The Board uses its discretion, rather than a formal weighting system, to evaluate these factors and to determine individual base salary levels. Thereafter, base salaries are reviewed periodically, and increases are made based on the Board of Director’s subjective assessment of individual performance, as well as the factors discussed above. In light of the financial distress of the Company in 2005, Mr. Pai and Yang volunteered to receive no salary payments from the Company. In 2006, Mr. Pai and Mr. Yang were awarded $18,190 and $18,509 annual salary packages, respectively, respectively, Ms. Huang, President of Shanghai Operations, is subject to a conditional payment arrangement for her base salary for fiscal year 2007. Under this arrangement, 20 percent of her base salary is withheld and paid only if the Company is able to maintain its revenue at the fiscal year 2006 level.

To ensure that its overall compensation is competitive, the Company reviews executive compensation, including both base salary and variable compensation, with a range of peer companies that offer tuition services in the children education industry and have physical presence in the PRC and ROC regions. The data gathered on these business entities is publicly available information from industry specific resources and the World Wide Web. Please note, however, that the many of the Company’s peers are not publicly-traded companies and, as a result, only limited information regarding executive compensation is available. The English-language teaching and educational services industry in Asia is highly fragmented, varying significantly among different geographic locations and types of consumers. Our main competitors in Taiwan include Giraffe Language School, Joy Enterprise Organization, Jordan’s Language School, Gram English, Sesame English Franchised Schools, Ha Po Computer English School and Hess Educational Organization. Our main competitors in the People’s Republic of China include English First, New Oriental Educational & Technology Group, DD Dragon Education Organization and Only Education Group. More information regarding our main competitors in the PRC and ROC regions can be found under the heading “Competition” in Item 1, above.

Based on its review of the information available, our Board of Directors determined that the range of salaries for chief executive officers of our peer companies is $90,000 to 144,000 annually.

Annual Discretionary Bonuses

In past years the company has paid variable incentive compensation to its executives, however, due to the Company’s overall performance in 2006, the Company’s executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by the Company’s chief executive officer, chief financial officer, and one other most highly compensated f executive officer (our “named officers”) for the last three completed fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Min-Tan Yang Chief Executive Officer	2006 2005 2004	18,509 - -	- - -	- - -	- - -	- - -	- - -	- - -		18,509 - -
Mr. Suang-Yi Pai Chief Financial Officer and Secretary	2006 2005 2004	18,190 - -	- - -	- - -	- - -	- - -	- - -	- - -		18,190 - -
Mrs. Chin-Chen Huang President of Shanghai operation	2006 2005 2004	70,565 59,129 63,077	- - -	- - -	- - -	- - -	- - -	3,746 5,505 4,164	(i)(ii)	74,311 64,634 67,241

Notes:

(i)
Estimated annual retirement benefits of Mrs. Huang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $2,160, accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $1,586.

(ii)
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

Pension Plans

The Group maintains tax-qualified defined contribution and benefit retirement plan for its employees in accordance with ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued New Labor Retirement pension regulations in Taiwan. The Group has defined the new contribution retirement plan (the “New Plan”) covering all regular employees in KCIT, and KCIT contributes monthly an amount equal to 6% of its employees’ basic salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”), which commenced in September 2003 and only applies to the employees of KCIT who were employed before June 30, 2005, and KCIT contributes monthly an amount equal to 2% of its employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in Taiwan. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the relevant labor laws in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

PENSION BENEFITS

Name	Plan Name (i)		Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
CEO/PEO Mr. Min-Tan Yang	—		—	—	—
CFO/PFO Mr. Suang-Yi Pai	—		—	—	—
President of Shanghai operation Mrs. Chin-Chen Huang	Old and New	(i)	4	84,125	1,586

Notes:

(i)	The calculation of pension benefits under the Old Plan is applied prior to July 1, 2005 and calculation of pension benefits under the New Plan is applied after July 1, 2005.

Compensation Committee Report

As we do not have a compensation committee, the entire board of directors reviewed and discussed the Compensation Discussion and Analysis set forth above and agrees to its inclusion in this annual report on form 10-K/A.

Suang Yi Pai
Min Tan Yang
Chin Chen Huang
Ming Tsung Shih
Robert Theng

Director Compensation

The Company’s Bylaws provide that the Company’s directors may be paid their expenses and a fixed sum for attendance at meetings of the Board of Directors, may be paid a stated salary as a director, and no such payment shall preclude any director from serving the Company in any other capacity and receiving compensation therefore. Currently, each independent director is paid $615 (NT$20,000) for his attendance at each regular Board meeting.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Mr. Ming-Tsung Shih	615	—	—	—	—	—	615
Mr. Robert Theng	615	—	—	—	—	—	615

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner(1)	Number of Shares	Percent of Class(2)
Mr. Suang-Yi Pai / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	4,841,377	19.36
Mr. Min-Tang Yang / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	9,165,538	36.66
Mrs. Chin-Chen Huang / No. 4, Alley 11, Lane 338, Dahu Road, Yingge Town, Taipei County 239, Taiwan, R.O.C.	5,000	0.02
Mr. Ming-Tsung, Shih / No. 29 Yongdong Street Yushun Villiage, Lukang Township Chang Hua, Taiwan, R.O.C.	—	—
Mr. Robert Theng / 3 Ally 21 Ln 36 Chieh Shou S. Rd. Changhua 500, Taiwan, R.O.C.	—	—
All officers and directors as a Group (5 persons)	14,011,915	56.02

Notes:

(1)	Unless otherwise indicated, the address of each person listed is 8th Floor, No. 98 Min Chuan Road, Hsien Tien, Taipei, Taiwan, Republic of China.

(2)	Based on 25,000,000 shares of common stock outstanding as at December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In late 2005, our company experienced financial difficulties and was incapable of generating cash flows sufficient to sustain our operations. At the time, our board of directors approached Messrs. Pai and Yang for financial aid and management support. Mr. Pai, a director of the Company, was elected Chairman on November 2, 2005 and subsequently procured short-term loans for the Company from two third parties, Olympic Well International Ltd. (“ Olympic ”) and Chen-Chen Shih ("Shih"), payable in three months in the amount of approximately U.S.$690,000 and $60,000 respectively, with a 7% annual interest rate. Mr. Yang, who was elected as a director of the Company on November 2, 2005, loaned us approximately U.S.$1.05 million with a 7% annual interest rate. As of July 31, 2006, the remaining debt owed by the Company to Olympic and Shih was assigned to Mr. Pai pursuant to Assignment Agreements dated as of August 1, 2006. On December 28, 2006, pursuant to the loan settlement and conversion agreement, the parties agreed to convert a portion of the loans to stock at conversion price of $0.15 per share and to issue promissory notes to the remaining amount. The promissory notes are due in one year and have an annual interest rate of 7%. These transactions are summarized in the following table:

	Outstanding Principal as of 12/28/2006 ($)	Amount of Residual Promissory Note ($)	Promissory Note Due Date	Promissory Note Interest Rate	Principal converted to Common Stock ($0.15/share)	Shares of Common Stock
Mr. Suang-Yi Pai	407,725	107,680	12/27/2007	7%	300,045	2,000,297
Mr. Min-Tang Yang	840,789	240,789	12/27/2007	7%	600,000	4,000,000

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Audit Fees

The total audit fees incurred for years 2005 and 2006 amounted to $69,264 and $136,325, respectively.

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

(2) Summary of Quarterly Results

	1Q		2Q		3Q		4Q		For the Year
	2006 ($)	2005 ($)	2006 ($)	2005 ($)	2006 ($)	2005 ($)	2006 ($)	2005 ($)	2006 ($)	2005 ($)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenue
Sales of Goods	2,220,496	2,375,155	1,309,033	1,174,176	2,573,101	2,822,830	671,630	684,371	6,774,260	7,020,532
Franchise income	506,547	597,925	688,141	710,121	831,805	606,879	54,058	374,730	2,080,551	2,289,655
Other operating revenue	245,484	149,912	(70,988)	156,436	307,698	142,459	374,578	734,340	856,772	922,147
Total net operating revenue	2,972,527	3,122,992	1,926,186	2,040,733	3,712,604	3,572,168	1,100,266	1,496,441	9,711,583	10,232,334
Operating costs
Cost of goods sold	(807,487)	(927,731)	(562,738)	(579,442)	(987,402)	(1,194,054)	(327,023)	(30,925)	(2,684,650)	(2,732,152)
Cost of franchising	(80,125)	(113.613)	(91,242)	(63,042)	(83,107)	(370,880)	(83,512)	50,835	(337,986)	(496,700)
Other operating costs	(42,251)	(74,196)	(39,326)	(103,075)	(527,095)	(129,805)	(7,430)	(275,116)	(616,102)	(582,192)
Total operating costs	(929,863)	(1,115,540)	(693,306)	(745,559)	(1,597,604)	(1,694,739)	(417,965)	(255,206)	(3,638,738)	(3,811,044)
Gross profit	2,042,664	2,007,452	1,232,880	1,295,174	2,115,000	1,877,429	682,301	1,241,235	6,072,845	6,421,290
Advertising costs	(2,541)	(33,363)	(14,747)	(23,491)	(2,296)	0	(2,249)	(34,289)	(21,833)	0
Other operating expenses	(1,415,130)	(1,785,500)	(1,429,510)	(1,465,044)	(1,379,880)	(2,302,459)	(1,301,798)	(1,035,920)	(5,526,318)	(6,588,923)
(Loss) income from operations	624,993	188,589	(211,377)	(193,361)	732,824	(425,030)	(621,746)	171,026	524,694	(258,776)
Interest expenses, net	(33,373)	(59,253)	(86,752)	(56,730)	(31,632)	(55,363)	(28,068)	(65,542)	(179,825)	(236,888)
Share of loss of investments	(8,594)	12,483	(491)	0	(10,915)	(34,116)	(19,489)	(33,169)	(39,489)	(54,802)
Loss on write-off of investment	0	0	0	0	0	0	0	0	0	0
Other non-operating income, net	(37,735)	(48,939)	38,910	102,563	77,719	138,777	(232,697)	(868,859)	(153,803)	(676,458)
(Loss) income before income taxes	545,291	92,880	(259,710)	(147,528)	767,996	(375,732)	(902,000)	(796,544)	151,577	(1,226,924)
Benefit (provision) for taxes	(168,481)	(143,453)	(18,428)	(41,297)	(62,552)	(90,611)	76,136	(201,936)	(173,325)	(477,297)
Net income (loss) from operations	376,810	(50,573)	(278,138)	(188,825)	705,444	(466,343)	(825,864)	(998,480)	(21,748)	(1,704,221)
Minority interest income	(18,951)	143	5,359	(19,202)	(41,731)	35,206	30,860	(10,208)	(24,463)	5,939
Net (loss) income	357,859	(50,430)	(272,779)	(208,027)	663,713	(432,137)	(795,004)	(1,008,688)	(46,211)	(1,698,282)
(Loss) earnings per share—basic and diluted	0.019	(0.003)	(0.014)	(0.01)	0.03	(0.02)	(0.03)	(0.053)	(0.002)	(0.089)
Weighted-average shares used to compute (loss) earnings per share—basic and diluted	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703	18,999,703	25,000,000	18,999,703	25,000,000	18,999,703

(3) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Accounts receivable

Allowance for doubtful accounts and sales returns

	Balance at Beginning of Year ($)	Charged to Expenses ($)	Write-Offs and Others ($)	Translation Adjustments ($)	Balance at End of Year ($)
2004	436,841	29,297	(289,007)	19,057	196,188
2005	196,188	604,928	―	(48,634)	752,482
2006	752,482	356,871	―	1,032	1,108,321

Inventory

Provision for loss on inventory obsolescence and slow-moving items

	Balance at Beginning of Year ($)	Charged (Credit) to Costs ($)	Translation Adjustments ($)	Balance at End of Year ($)
2004	651,795	70,792	53,150	775,737
2005	775,737	5,403	(26,689)	754,451
2006	754,451	(310,948)	6,227	449,730

Deferred income tax assets

Valuation allowance for deferred income tax assets — current

	Balance at Beginning of Year ($)	Charged (Credit) to Costs ($)	Translation Adjustments ($)	Balance at End of Year ($)
2004	394,610	193,573	40,306	628,489
2005	624,489	261,670	(130,941)	755,218
2006	755,218	(611,059)	5,537	149,696

Valuation allowance for deferred income tax assets — non current

	Balance at Beginning of Year ($)	Charged (Credit) to Costs ($)	Translation Adjustments ($)	Balance at End of Year ($)
2004	30,084	9,445	3,090	42,619
2005	42,619	36,152	193,805	272,576
2006	272,576	(30,696)	1,998	243,878

(b) Exhibits.

The exhibits filed with this annual report on Form 10-K/A are listed in the Exhibit Index that follows the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID CASTLE EDUCATIONAL CORPORATION

By:	/s/ Min-Tan Yang
Name: Min-Tan Yang Title: Chief Executive Officer

Date: November 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Min-Tan Yang	Director and President	November 12, 2007
Min-Tan Yang	(Principal Executive Officer)

/s/ Suang-Yi Pai	Director, Chief Financial Officer and	November 12, 2007
Suang-Yi Pai	Chairman (Principal Financial and Accounting Officer)

/s/ Chin-Chen Huang	Director	November 12, 2007
Chin-Chen Huang

/s/ Ming-Tsung Shih	Director	November 12, 2007
Ming-Tsung Shih

/s/ Robert Theng	Director	November 12, 2007
Robert Theng

Exhibit Index

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
3.1	Articles of Incorporation	Form 10-K filed March 8, 2007	3.1

3.2	Bylaws	Form 10-Q/A filed August 17, 2004	3.1

10.1	Acknowledgements of Loan, Loan Agreement by and between Chang Hwa Commercial Bank and Kid Castle Internet Technology Corporation and Guarantee Agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (Borrower), Kuo-An Wang (Guarantor) and Yu-En Chiu (Guarantor) on March 21, 2005	Form 10-K filed March 8, 2007	10.1

10.2	Complete translation of Acknowledgement of Loan, Loan Agreement by and between FUHWA Bank and Kid Castle Internet Technology Corporation, and Receipt of Borrowing by and among Kid Castle Internet Technology Corporation (Borrower), Mr. Min-Tan Yang (Guarantor) and Mr. Suang-Yi Pai (Guarantor) and FUHWA Bank on December 2006	Form 10-K filed June 14, 2007	10.2

10.3	Acknowledgement of Loan by International Bank of Taipei and Loan agreement by and between Kid Castle Internet Technology Corporation and International Bank of Taipei on February 2, 2005	Form 10-K filed March 8, 2007	10.3

10.4	Complete translation of Approval notification from Chang Hwa Bank Co., Ltd., for loan extension on October 2006	Form 10-K filed June 14, 2007	10.4

10.5	Complete translation of Copyright agreement by Kid Castle Internet Technology Corporation and 21 st century Publishing House	Form 10-K filed June 14, 2007	10.5

10.6	Complete translation of House Lease Agreement, dated as of March 8, 2006 by and between Real Estate Co. of Shanghai China International Travel Service Co. Ltd. and Kid Castle Education Software Development Company Ltd.	Form 10-K filed June 14, 2007	10.6

10.7	Complete translation of Lease Agreement, dated as of May 30, 2006, by and between, Rei-Bi Wang (Lessor) and Kid Castle Internet Technology Corporation (Lessee)	Form 10-K filed June 14, 2007	10.7

10.8	Lease Agreement, by and between Kuan Lei Construction Ltd. (Lessor) and Kid Castle Internet Technology Corporation (Lessee) on November 1, 2004	Form 10-K filed April 15, 2005	10.17

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
10.9	English Summary of Lease Agreement of Warehouse by and between Jen Shan Chang and Hon Chan Lin (Lessor) and Kid Castle Internet Technology Corporation (Lessee) on April 1, 2006	10K filed April 15, 2004	10.18

10.10	English-language summary of joint venture agreement dated as of April 1, 2004, by and between Tianjin Foreign Enterprises & Experts Service Corp. and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.1

10.11	English-language summary of joint venture agreement dated as of April 28, 2004, by and among LANBEISI Education & Culture Industrial Co., Ltd, Sichuan Province Education Institutional Service Center and Kid Castle Educational Software Development Co., Ltd.	10Q filed May 14, 2004	10.2

10.12	English-language summary of Liability Transfer Agreement dated as of March 25, 2004, by and among Higoal Development Limited, Kidcastle Internet Technologies Limited, Mr. His Ming Pai and Mr. Kuo-An Wang and Mr. Yu-En Chiu	Form 10-KSB filed March 30, 2004	10.30

14	Code of Ethics	Form 10-K filed April 15, 2005	14

21	Subsidiaries of the Company	Form 10-KSB filed March 30, 2004	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the shareholders of KCIT in exchange for 100 %   of the outstanding common stock of KCIT. As a result of this reorganization, KCIT became a wholly owned subsidiary of Higoal. On October 1, 2002, Kid Castle Educational Corporation (the Company), formerly King Ball International Technology Limited Corporation entered into an exchange agreement with Higoal whereby the Company issued to the shareholders of Higoal 11,880,000 shares of common stock of the Company in exchange for 100 %   of the issued and fully paid up capital of Higoal.

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

In July 2003, KCES entered into an agreement with 21 st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (Culture Media). It was agreed that KCES and 21st Century Publishing House each would own 50 % ownership and that each party would contribute RMB$1 million for the incorporation. On July 2, 2004, KCES acquired additional 40 % of Culture Media’s ownership from 21st Century Publishing House. KCES now owns 90 % of Culture Media.

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

Note: The total allowance for doubtful accounts and sales returns for the year ended December 31, 2006 amounted to US$1,108,321. Of this total, the allowance for sales returns was US$6,707, and allowance for doubtful accounts was US$1,101,614. The allowance for sales returns in the amount of US$6,707 is calculated based on historical operations in the ROC. Allowance for doubtful accounts in the amount of US$1,101,614 includes US$707,715 attributable to Shanghai Wonderland which was having difficulty paying its debts in the third fiscal quarter of   2005. The balance of US$393,899 is attributable to other debtors of the Company. The estimate of allowance for doubtful debt is made based on a percentage ageing analysis, whereby 100% of overdue receivables in our ROC operations exceeding 365 days are recognized as a doubtful account. Allowance for doubtful accounts in our operations in the PRC region are recognized in two categories with varying percentages based on the number of days overdue. The categories are (1) overdue between 181 and 365 days (based on an analysis of the financial strength of each customer, a discount ranging between 10% and 80% is assigned) and (2) overdue exceeding 365 days , which are revised at 100%.

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

Note:

(i)
Shanghai Wonderland was a distributor of the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), RMB$500,000 (approximately $60,000) , and RMB$2,500,000 (approximately $310,000) for operations in December 2003, July 2005 and August 2005, respectively. The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005. As of December 31, 2006, Shanghai Wonderland still owes the Group a balance of RMB$3,000,000 (approximately $381,092). Such sum has now been itemized and recorded as "allowance for doubtful accounts" compared to its prior recognition as "Other receivables".

NOTE 6 - PREPAYMENTS AND OTHER CURRENT ASSETS

	December 31, 2006	December 31, 2005

Prepayments	$139,582	$399,659
Temporary payments	1,084	11,038
Tax recoverable	—	—
Prepaid interest	54	—
Others	900	829

	$141,620	$411,526

NOTE 7 -INCOME TAXES

The income taxes of the Group are substantially attributable to the operations in Taiwan and the PRC whose statutory tax rates are 2 5 % and 15% , respectively.

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

21 st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
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

Notes:

(i)
In October 2003, the Group obtained the government’s approval to co-found Education Center with 21 st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB$1,500,000, and KCES and 21 st Century Publishing House each owns 5 0 %   of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the years ended December 31, 2006 and 2005, the Group recognized an investment loss, accounted for under the equity method, in Education Center of $9,759 and $7,103 respectively.

(ii)
On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 5 0 %   interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, 2006 and 2005, the Group recognized an investment loss of $21,164 and $37,846 respectively, accounted for under the equity method, in Tianjin Consulting.

(iii)
On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd. in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45% , 45 % and 10 % i nterests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, 2006 and 2005, the Group recognized an investment loss accounted for under the equity method in Lanbeisi of $8,625 and $9,853, respectively.

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

Notes:

(i)
The balance represents discounting notes receivable loans with the bank using post-dated checks totaling $261,142 and $873,215 received from franchises and also collateralized by the Group’s bank deposits of $1,963 and $46,456 as of December 31, 2006 and 2005, respectively. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, and was extended on October 18, 2006. The weighted average interest rates were 5.37 % and 5.83 % per annum as of December 31, 2006 and 2005, respectively.

For the years ended December 31, 2006 and 2005, the interest expense charged to operations amounted to $17,995 and $50,225, respectively.

(ii)
In March 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553, which is guaranteed by two directors and shareholders of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1. 3 %   per annum and was extended on April 11, 2006 and October 18, 2006. It is due and payable in September 2007. The applicable interest rate is approximately 5.37 % and 5.45 % per annum as of December 31, 2006 and 2005, respectively.

In August 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553, which was collateralized by the KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of loan balance, and guaranteed by two directors and shareholders of the Group. The loan bears interest at the lending back’s basic fixed deposit rate plus 3.29 %   per annum, which was extended on August 4, 200 6 to a due date of in February 2007. The applicable interest rate is approximately 5.31 %   and 5.1 % p er annum as of December 31, 2006 and 2005, respectively.

For the years ended December 31, 2006 and 2005, the interest expense charged to operations from the above unsecured short-term loans amounted to $27,473 and-$24,653, respectively.

(iii)	In June 2005, KCIT obtained a loan of $609,106 from a financial institution, which bears interest at 5 % per annum, the Group settled in advance and totally repaid on July 17, 2006.

In November 2004, KCIT signed a loan contract with a new financial institution to obtain a loan of $630,716, which bears interest at 5. 26 % per annu m, the Group settled in advance and totally repaid on January 11, 2006.

For the years ended December 31, 2006 and 2005, the interest expense charged to operations from loans of financial institutions amounted to $8,199 and $32,146, respectively.

(iv)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2003 and to fin ance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provided by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69%, between annum, for the year 2005 to 2007, and plus 1.69 % from the annum for the year 2008. On August 10, 2005, the bank extended the term of the loan and the Group agreed to repay the loan, which is now repayable in 84 equal monthly installments starting August 10, 2012. As of December 31, 2006, the applicable per annum interest rate is approximately 2.6% , the Group repaid $70,185.

In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6 %   per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008, was collateralized by notes receivables approximating 30 % of the loan balance, and guaranteed by two directors of the Group. As of December 31, 2006, the Group repaid $270,810.

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 3.7 %   per annum, and is repayable in 60 equal monthly installments. The last installment will be due on August 10, 2010, and guaranteed by two directors of the Group. As of December 31, 2006, the Group repaid $53,499.

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

NOTE 15 — RETIREMENT PLANS

The Group maintains tax-qualified defined contribution and benefit retirement plan for its employees in accordance with ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued New Labor Retirement pension regulations in Taiwan. The Group has defined the new contribution retirement plan (the ‘New Plan”) covering all regular employees in KCIT, and KCIT contributes monthly an amoun t equals 6 % of the employees’ basic salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the ‘Old Plan”), which commenced in September 2003 and only applies to the employees of KCIT who were employed before June 30, 2005,   and KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in Taiwan. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the relevant labor laws in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

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

On December 28, 2006, the Company issued 6,000,297 shares of common stock at a conversion price of $0.15 to Suang-Yi Pai, our Chairman of the Board, and Min-Tan Yang, our Chief Executive Officer, pursuant to the Loan Settlement and Conversion Agreement relating to settlement certain loans made by Messrs. Pai and Yang to the Company. (For further information please refer to Form 8-K/A filed on January 24, 2007) .

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

NOTE 18 — RESTRICTIONS ON RETAINED EARNINGS

In accordance with the regulations of the countries where KCIT, KCES, Culture Media and KCEI, the Group’s wholly-owned subsidiaries, were incorporated, certain restrictions on these subsidiaries’ retained earnings are described as follows:

A.  KCIT

Legal reserve

According to the Taiwan Company Law, the annual net income should be used initially to cover any accumulated deficit; thereafter 10 % of the annual net income should be set aside as a legal reserve until the reserve has reached 100 % of contributed capital. Under the Taiwan Company Law, the legal reserve shall be exclusively used to cover accumulated deficit or, if the balance of reserve exceeds 50   % of contributed capital, to increase capital not exceeding 50 % of reserve balance and shall not be used for any other purpose.

As of December 31, 2006, 2005, and 2004, the balance of legal reserve as shown on the consolidated statement of shareholders’ equity is   $65,320, $65,320, and $65,320, respectively, based on the local statutory financial statements of the subsidiary.

Undistributed earnings

In accordance with KCIT’s articles of incorporation , the annual net income should be used initially to cover income tax and any accumulated deficit; 10 % o f the annual net income should be set aside as legal reserve. Thereafter, the board of directors may propose and the shareholders may approve the distribution of the remaining earnings.

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

NOTE 19 — RELATED PARTY TRANSACTIONS

A.   Names of related parties and relationship with the Company are as follows:

Names of related parties	Relationship with the Company
Mr. Kuo-An Wang	In October 2005 resigned as chairman of the board of directors, president and chief executive officer of the Company. On October 18, 2006 resigned as director of the board of directors.

Mr. Yu-En Chiu	On June 1, 2006 resigned as chief financial officer and director of the board of directors. Mr. Chiu remained the Chairman of PRC operations until February 28, 2007.

Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005.

Mr. Suang-Yi Pai	Director of the board of directors and appointed as chairman of the board since November 2, 2005.

Kid Castle Enterprises Limited (“KCE”)	Its two directors and shareholders are Mr. Kuo-An Wang and Mr. Yu-En Chiu.

Chevady Culture Enterprise Limited (‘CCE”)	Its chairman of the board of directors is Mr. Kuo-An Wang

Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei City Private Kid Castle Preschool (“TCP Kid Castle”)	Its chairman of the board of directors is Mr. Yu-En Chiu.

Taipei Country Private Kid’s Castle Yin Cyun Preschool (“TCP Yin Cyun”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Yin Cyun Language & Computer School ("Yin Cyun Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.

Taipei Country Private Yin Tzu Preschool (“TCP Yin Tzu”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Private Kuan Lung Short Term Language Cram School (“Kuan Lung Language”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Taipei City Private Chu Sheng Preschool (“TCP Chu Sheng”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Taipei Country Private Chu Yao Preschool (“TCP Chu Yao”)	Its chairman of the board of directors is Mr. Min-Tan Yang.

Private Liang Yu Language & Computer School ("Liang Yu Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.

21 st Century Publishing House (“Publishing House”)	A joint venture partner (third-party after July 2004).

Jiangxi 21 st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.

21 st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”)	An investment accounted for under the equity method.

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method.

B.   Significant transactions and balances with related parties are as follows:

	Years Ended December 31,
	2006	2005	2004
(i) Sales to:
— PKC Language	$—	$8,763	$13,290
— TCP PKC	—	8,763	13,290
— TCP Chevady	—	9,070	14,151
— TCP Chung-hua	—	20,267	17,310
— TCP Wonderland	—	9,070	14,151
— TCP Kid Castle	—	8,618	16,402
— TCP Yin Cyun	59,669	101,977	—
— Yin Cyun Language	37,735	—	—
— TCP Yin Tzu	30,100	55,330	—
— Liang Yu Language	48,490	51,841	—
— Kuan Lung Language	18,401	—	—
— TCP Chu Sheng	9,026	—	—
— TCP Chu Yao	25,614	—	—
— Education Center	50,663	26,090	10,335
— Tianjin Consulting	43,721	20,151	10,823
— Lanbeisi	62,110	47,896	20,057

	$385,529	$367,836	$129,809

(ii) Rental income from:
CCE	$—	$1,399	$1,795

	$—	$1,399	$1,795

(iii) Franchise income
PKC Language	$—	$—	$627
TCP PKC	—	—	627
TCP Chevady	—	3,621	4,374
TCP Chung-hua	—	—	1,781
TCP Wonderland	—	3,621	4,374
TCP Kid Castle	—	7,269	8,649
TCP Yin Cyun	6,328	11,168	—
TCP Yin Tzu	11,046	13,655	—
Liang Yu Language	2,460	—	—
Kuang Lung Language	2,075	—	—
TCP Chu Sheng	6,328	—	—
TCP Chu Yao	6,328	—	—
Education Center	—	8,362	—
Tianjin Consulting	—	3,316	—
Lanbeisi	—	1,264	—
	$34,565	$52,276	$20,432

(iv) Purchase Publishing House	$—	$—	$453,766

(v)	The two directors, Mr. Kuo-An Wang and Yu-En Chiu, have given personal guarantees to certain bank loans and borrowings. Please see the details as described in Note 12 - Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(vi)	Accounts and notes receivable — related parties:

Name of Related Parties	December 31, 2006	December 31, 2005
— PKC Language	$—	$26,147
— TCP PKC	—	52,294
— TCP Chung-hua	—	53,665
— TCP Chevady	—	48,685
— TCP Wonderland	—	48,685
— TCP Kid Castle	—	58,172
— TCP Yin Cyun	19,888	33,585
— Yin Cyun Language	5,967	—
— TCP Yin Tzu	1,132	41,133
— Liang Yu Language	4,530	—
— Kuang Lung Language	6,684	—
— TCP Chu Sheng	17,937	—
— TCP Chu Yao	18,565	—
— Education Center	—	—
— Tianjin Consulting	16,631	20,826
— Lanbeisi	22,594	17,992

	$113,928	$401,184

(vii)	Other receivables — related parties:

Name of Related Parties	December 31, 2006	December 31, 2005
Publishing House (Note 1)	$—	$—
Education Center (Note 2)	19,507	—
Tianjin Consulting (Note 3)	16	15
Lanbeisi (Note 4)	9,621	9,304

	$29,144	$9,319

Notes:

1.
As o f December   31, 2003, the amount due from Publishing House consisted primarily of the remaining amount due under a loan of RMB$1,000,000 (approximately $120,000 from the Group to Publishing House for the incorporation of Culture Media). The loan is unsecured and bears no interest. Pursuant to the terms of the loan, Publishing House was obligated to repay the loan on or before June 27, 2004 or it would be required to transfer its 40 % ownership interest in Culture Media to the Group. On July 2, 2004, as Publishing House did not repay the loan, the Group decided to take over 40 % ownership from Publishing House. In so doing, the Group’s ownership in Culture Media increased to 90% , and Culture Media has become a conso lidated entity as of December 31, 2004.

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

Note 1.
 In the fourth quarter of 2005, Mr. Yang loaned $1,050,000 to the Company, and third parties, Olympic Well International Ltd.(“Olympic”) and Chen-Chen Shih (“Shih”), procured by Mr. Pai loaned $690,000 and $60,089, respectively. The loans were treated as short-term loans, due in three months, with a per annum interest rate of 7%. A portion of the loan made by Olympic in the amount of US$342,364 was assigned to Mr. Pai on or about December 30, 2005. That amount, along with $209,211 which was owed Mr. Yang were forgiven in exchange for the Company’s forgiveness of Mr. Chiu’s debt to the Company of the amount of $551,575 (NT$18,500,000, the currency has been translated at the exchange rates at the time of the loans). Effective December 28, 2006 we entered into a loan settlement and conversion agreement with Messrs. Pai and Yang, related to settlement of the above loans to the Company. Pursuant to the loan settlement and conversion agreement, the parties have agreed to convert a portion of the loans to stocks at the conversion price $0.15 per share and to issue promissory note for the remaining amount. The promissory notes are due in one year and have an annual interest rate of 7%. The amount of residual promissory notes for Messrs. Pai and Yang are $107,680 and $240,789, respectively, and as of December 31, 2006, the Company has an interest payable for Messrs. Pai and Yang are $2,346 and $4,838, respectively. (The further information, please refer to the   Company’s F orm 8-K/A filed on January 24, 2007.)

2.	Amount due from ex-CFO:

During the year ended December 31, 2004, certain inappropriate withdrawals and subsequent repayments by the Company ’ s then Chief Financial Officer Yu-En Chiu have been recognized in the Consolidated Statements of Cash Flows as short term non-interest bearing advances to Mr. Chiu. Mr. Chiu made cash repayments and withdrawals to and from the Company on an intermittent basis during the year. During the year ended December 31, 2004, the highest balance of the advances to Mr. Yu-En Chiu was $328,546. As of December 31, 2004, Mr. Yu-En Chiu had repaid all outstanding advances to the Company.

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

No individual customer of the Group accounted for more than 10 %   of operating revenues for the years ended December 31, 2006, 2005, and 2004. However, one major customer accounted for approximately   23 % and 22 % of notes (including current and long-term notes receivable) and accounts receivable as of December 31, 2006 and 2005.

NOTE 21 — GEOGRAPHIC SEGMENTS

The Group is principally engaged in the business o f child education , f ocusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographical segments is as follows:

A.	For the year ended December 31, 2006

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated
REVENUE
External revenue	$6,095,296	$3,616,287	$9,711,583	$—	$—	$9,711,583
Inter-segment revenue	458,071	—	458,071	—	(458,071)	—

	$6,553,368	$3,616,287	$10,169,655	$—	$(458,071)	$9,711,583

DEPRECIATION AND AMORTIZATION	$325,823	$55,532	$381,355	$—	$—	381,355

SEGMENT RESULTS
Profit (loss) form operations	$121,008	$851,670	$972,678	$(447,984)	$—	$524,694
Interest income	6,301	7,775	14,076	—	—	14,076
Interest expense	(102,588)	(5,108)	(107,696)	(86,205)	—	(193,901)
Share of profit of associates	—	(39,489)	(39,489)	—	—	(39,489)
Other non-operating income (loss), net	41,409	(188,957)	(147,548)	(18,028)	153,803	(153,803)

Profit (loss) before income taxes	$66,101	$508,793	$574,894	$(512,911)	$89,594	$151,577
Income taxes	(161,351)	(8,446)	(169,797)	(3,528)		(173,325)
Minority interest income	—	(24,463)	(24,463)	—	—	(24,463)

Net income (loss)	$(95,250)	$475,884	$380,634	$(516,439)	$89,594	$(46,211)

Capital expenditures	$13,352	$15,478	$28,830	$—	$—	$28,830

	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006
Total assets	$7,409,359	$1,960,446	$9,369,805	$359,772	$(356,354)	$9,373,223

B.	For the year ended December 31, 2005

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated
REVENUE
External revenue	$7,200,347	$3,017,811	$10,218,158	$14,176	$—	$10,232,334
Inter-segment revenue	4,936	—	4,936	—	(4,936)	—

	$7,205,283	$3,017,811	$10,223,094	$14,176	$(4,936)	$10,232,334

DEPRECIATION AND AMORTIZATION	$385,246	$82,583	$467,829	$—	$—	467,829

SEGMENT RESULTS
Profit (loss) form operations	$1,034,241	$(997,982)	$36,259	$(295,035)	$—	$(258,776)
Interest income	8,608	1,107	9,715	5,172	—	14,887
Interest expenses	(225,378)	(6,676)	(232,054)	(19,721)	—	(251,775)
Share of profit of associates	—	(54,802)	(54,802)	—	—	(54,802)
Other non-operating income (loss), net	(629,904)	(7,718)	(637,622)	(128)	(38,708)	(676,458)

Profit (loss) before income taxes	$187,567	$(1,066,071)	$(878,504)	$(309,712)	$(38,708)	$(1,226,924)
Income taxes	(400,290)	(76,307)	(476,597)	(700)		(477,297)
Minority interest income	—	5,939	5,939	—	—	5,939

Net income (loss)	$(212,723)	$(1,136,439)	$(1,349,162)	$(310,412)	$(38,708)	$(1,698,282)

Capital expenditures	$162,136	$40,894	$203,030	$—	$—	$203,030

	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005
Total assets	$8,503,513	$2,311,798	$10,815,311	$299,141	$(131,515)	$10,982,937

C.	For the year ended December 31, 2004

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated
REVENUE
External revenue	$7,330,039	$2,342,423	$9,672,462	$56,651	$—	$9,729,113
Inter-segment revenue	451,750	61,879	513,629	—	(513,629)	—

	$7,781,789	$2,404,302	$10,186,091	$56,651	$(513,629)	$9,729,113

DEPRECIATION AND AMORTIZATION	$317,053	$47,672	$364,725	$—	$—	$364,725

SEGMENT RESULTS
Profit (loss) form operations	$630,946	$(1,073,998)	$(443,052)	$(376,160)	$35,908	$(783,304)
Interest income	24,681	1,168	25,849	2,001	(3,981)	23,869
Interest expenses	(176,085)	—	(176,085)	(2,469)	3,981	(174,573)
Share of profit of associates	—	(36,573)	(36,573)	—	—	(36,573)
Other non-operating income (loss), net	89,485	(18,436)	71,049	18,461	62,471	151,981

Profit (loss) before income taxes	569,027	(1,127,839)	(558,812)	(358,167)	98,379	(818,600)
Income taxes	(313,597)	(115,910)	(429,507)	(1,222)	—	(430,729)
Minority interest income	—	(5,263)	(5,263)	—	—	(5,263)

Net income (loss)	$255,430	$(1,249,012)	$(993,582)	$(359,389)	98,379	$(1,254,592)

Capital expenditures	$134,210	$186,928	$321,138	$—	$—	$321,138

	December 31, 2004	December 31, 2004	December 31, 2004	December 31,2004	December 31, 2004	December 31, 2004
Total assets	$10,313,287	$2,827,431	$13,140,718	$30,225	$(389,519)	$12,781,424

NOTE 22 — SUBSEQUENT EVENT

(a)	On December 29, 2006, the Company’s management notified Mr. Chiu that the termination of his employment with the Company would be effective at February 28, 2007.