Form 10-Q
period 2007-09-30
KID CASTLE EDUCATIONAL CORP
filed 2007-11-13
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
or

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
Yes ☐   No ☒

As of September 30, 2007, there were 25,000,000 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Expressed in US Dollars)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and bank balances	$1,001,231	$1,419,873
Bank fixed deposits – pledged (Note12)	419,895	75,210
Notes and accounts receivable, net (Note 5)	2,898,533	2,001,145
Inventories, net (Note 6)	1,617,951	1,636,020
Other receivables (Notes 7)	620,098	127,062
Prepayments and other current assets (Note 8)	206,826	141,620
Pledged notes receivable (Note 12)	645,660	430,415
Deferred income tax assets	74,052	105,426
Total current assets	7,484,246	5,936,771
Deferred income tax assets	46,464	49,909
Prepayment of long-term investments	287,351	—
Long-term investments (Note 9)	86,409	33,295
Property and equipment, net	2,228,950	1,755,992
Intangible assets, net of amortization (Note 11)	409,463	538,638
Long-term notes receivable	294,805	812,809
Pledged notes receivable (Note 12)	227,004	13,851
Other assets	238,032	231,958
Total assets	$11,302,724	$9,373,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings – short-term and maturing within one year (Note 12)	$1,478,460	$808,037
Notes and accounts payable	600,651	925,577
Accrued expenses	789,285	975,396
Amounts due to stockholders/officers	203,217	355,653
Other payables	865,608	381,647
Deposits received	862,893	752,597
Receipts in advance (Note 13)	2,385,955	2,402,624
Income tax payable	209,818	143,771
Total current liabilities	7,395,887	6,745,302
Bank borrowings maturing after one year (Note 12)	958,842	979,323
Receipts in advance (Note 13)	1,155,162	1,275,638
Deposits received	567,382	629,165
Deferred liability	37,986	36,624
Accrued pension liabilities (Note 14)	272,553	287,363
Total liabilities	10,387,812	9,953,415

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued
(Unaudited)
(Expressed in US Dollars)

	September 30, 2007	December 31, 2006

Commitments and contingencies (Note 16)

Minority interest	153,155	54,561

Shareholders’ equity
Common stock, no par share:
25,000,000 shares authorized; issued and outstanding at September 30, 2007 and December 31, 2006	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(7,362,734)	(9,056,567)
Accumulated other comprehensive loss	(629,283)	(330,713)
Net loss not recognized as pension cost	(97,705)	(98,952)
Total shareholders’ equity	761,757	(634,753)
Total liabilities and shareholders’ equity	$11,302,724	$9,373,223

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three months ended September 30,
	2007	2006

Operating Revenue
Sales of goods	$2,935,660	$2,573,101
Franchising income	552,254	831,805
Other operating revenue	620,038	307,698
Total net operating revenue	4,107,952	3,712,604
Operating costs
Cost of goods sold	(1,264,881)	(987,402)
Cost of franchising	(232,124)	(83,107)
Other operating costs	(238,917)	(527,095)
Total operating costs	(1,735,922)	(1,597,604)
Gross profit	2,372,030	2,115,000
Advertising costs	(2,842)	(2,296)
Other operating expenses	(1,463,233)	(1,379,880)
Income from operations	905,955	732,824
Interest expenses, net	(18,161)	(31,632)
Share of income (loss) of investments	39,253	(10,915)
Other non-operating income (expenses), net	(24,151)	77,719
Income before income taxes	902,896	767,996
Provision for taxes	(150,545)	(62,552)
Income after income taxes	752,351	705,444
Minority interest income	(45,847)	(41,731)
Net income	$706,504	$663,713
Earnings per share – basic and diluted	$0.03	$0.03
Weighted-average shares used to compute earnings (loss) per share – basic and diluted	25,000,000	18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Nine months ended September 30,
	2007	2006

Operating Revenue
Sales of goods	$6,632,008	$6,102,630
Franchising income	1,642,432	2,026,493
Other operating revenue	957,625	482,194
Total net operating revenue	9,232,065	8,611,317
Operating costs
Cost of goods sold	(2,795,509)	(2,357,627)
Cost of franchising	(343,909)	(254,474)
Other operating costs	(435,283)	(608,672)
Total operating costs	(3,574,701)	(3,220,773)
Gross profit	5,657,364	5,390,544
Advertising costs	(21,015)	(19,584)
Other operating expenses	(3,845,751)	(4,224,520)
Income from operations	1,790,598	1,146,440
Interest expenses, net	(60,778)	(151,757)
Share of income (loss) of investments	55,242	(20,000)
Other non-operating income, net	347,078	78,894
Income before income taxes	2,132,140	1,053,377
Provision for taxes	(343,556)	(249,461)
Income after income taxes	1,788,584	804,116
Minority interest income	(94,751)	(55,323)
Net income	$1,693,833	$748,793
Earnings per share – basic and diluted	$0.07	$0.04
Weighted-average shares used to compute earnings per share - basic and diluted	25,000,000	18,999,703

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Expressed in US Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Net loss not recognized as pension cost	Total

Balance, December 31, 2005	18,999,703	$7,669,308	$194,021	$65,320	$(9,010,356)	$(244,864)	—	$(1,326,571)
Net loss for 2006	—	—	—	—	(46,211)	—	—	(46,211)
Cumulative translation adjustment	—	—	—	—	—	(85,849)	—	(85,849)
Comprehensive loss								(132,060)
Repayment of a liability by issuance of common stock	6,000,297	922,830	—	—	—	—	—	922,830
Net loss not recognized as pension cost	—	—	—	—	—	—	$(98,952)	(98,952)
Balance, December 31, 2006	25,000,000	$8,592,138	$194,021	$65,320	$(9,056,567)	$(330,713)	$(98,952)	$(634,753)
Net income for the nine months ended September 30, 2007 (Unaudited)	—	—	—	—	1,693,833	—	—	1,693,833
Cumulative translation adjustment (Unaudited)	—	—	—	—	—	(298,570)	—	(298,570)
Comprehensive income (Unaudited)								1,395,263
Net income not recognized as pension cost	—	—	—	—	—	—	$1,247	1,247

Balance, September 30, 2007 (Unaudited)	25,000,000	$8,592,138	$194,021	$65,320	$(7,362,734)	$(629,283)	$(97,705)	$761,757

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities
Net income	$1,693,833	$748,793
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	157,175	145,434
Amortization of intangible assets	122,857	124,899
Allowance for sales returns	64,379	82,415
Allowance for doubtful debts	139,716	718,908
Provision (reversal) of allowance for loss on inventory obsolescence and slow-moving items	(360,118)	57,204
Loss on disposal of assets	2,666	—
Minority interests	94,751	55,323
Share of loss (gain) of investments	(55,242)	20,000
(Increase)/decrease in:
Notes and accounts receivable	(662,701)	(2,255,781)
Inventories	372,793	654,177
Other receivables	108,330	244,535
Prepayments and other current assets	(45,000)	115,420
Deferred income tax assets	32,997	(61,755)
Other assets	76,081	349,901
Increase/(decrease) in:
Notes and accounts payable	(191,414)	(107,449)
Accrued expenses	(197,992)	153,224
Other payables	426,753	(135,059)
Receipts in advance	(125,205)	566,707
Income taxes payable	67,748	125,255
Deposits received	64,777	528,489
Accrued pension liabilities	(11,431)	(3,793)

Net cash provided by operating activities	1,775,753	2,126,847

Cash flows from investing activities
Purchase of property and equipment	(190,691)	(49,928)
Change in investments in associated company	(222,872)	—
Acquisition, net of cash acquired	58,365	—
Proceeds from disposal of property and equipment	118	—
Amount due from stockholder/director	—	—
Prepayment of long-term investments	—	—
Acquisition of long-term investments	(854,123)	—
Bank fixed deposits – pledged	(345,622)	34,023
Pledged notes receivable	(433,690)	695,875

Net cash provided by (used in ) investing activities	(1,988,515)	679,970

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued
(Unaudited)
(Expressed in US Dollars)

	Nine months ended September 30,
	2007	2006

Cash flows from financing activities
Proceeds from bank borrowings	$1,114,717	$213,903
Proceeds from loan from a stockholder	4,748	—
Proceeds from capital leases	—	—
Repayment of bank borrowings	(443,648)	(1,466,062)
Repayment of capital leases	—	—
Repayment of loan from stockholders and transactions of related parties	(601,004)	(562,806)

Net cash provided by (used in) financing activities	74,813	(1,814,965)

Net increase (decrease) in cash and cash equivalents	(137,949)	991,852

Effect of exchange rate changes on cash and cash equivalents	(280,693)	(45,463)

Cash and cash equivalents at beginning of period	1,419,873	613,391

Cash and cash equivalents at end of period	$1,001,231	$1,559,780

See accompanying notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Notes to Condensed Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kid Castle Internet Technologies Limited (“KCIT”) was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China (“ROC” or “Taiwan”) as a limited liability company. KCIT is engaged in the business of children’s education focusing on the English language. The business comprises publication, sales and distribution of related books, magazines, audio and videotapes and compact disc, franchising and sales of merchandises complementary to the business. KCIT commenced operations in April 2000 when it acquired the above business from Kid Castle Enterprises Limited which was formerly owned by Mr. Kuo-An Wang and Mr. Yu-En Chiu. Kid Castle Enterprises Limited ceased operation on December 25, 2003.

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

As a result of the share exchange, the former stockholders of Higoal hold a majority of the Company’s outstanding capital stock. Generally accepted accounting principles (“GAAP”) require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby Higoal is deemed to have purchased the Company. However, the Company remains the legal entity and the registrant for Securities and Exchange Commission ( “SEC”) reporting purposes.

In July 2003, KCES entered into an agreement with 21st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“KC Culture Media”). It was agreed that KCES and 21st Century Publishing House would each own 50% of KC Culture Media and that each party would contribute Renminbi (“RMB”) $1 million for its ownership interest. On July 2, 2004, KCES acquired an additional 40% of the equity of KC Culture Media from 21st Century Publishing House. KCES now owns 90% of KC Culture Media.

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (“KCEI”) in the PRC, with total registered capital of RMB$1,200,000, in order to operate schools controlled by us in PRC. As of September 30, 2007, KCEI had total registered capital of RMB$2,000,000.

The Company, Higoal and its subsidiaries are sometimes collectively are referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2007 and for the nine months ended September 30, 2007 and 2006 have been prepared by the Group, without audit, pursuant to the rules and regulations of the SEC using United States (“U.S.”) GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Although it has been profitable for the first 9 months of 2007, the Group has incurred operating losses in most periods since inception. As of September 30, 2007, the accumulated deficit was $7,362,734. The Group plans to fund its working capital needs by growth in sales and obtaining new credit lines from financial institutions. If the Group is unable to meet its current operating plan, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or if it is available, on terms acceptable to the Group. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Group to reduce headcount, sales and marketing, other expansion activities, which may affect the future growth of the Group’s operations.

NOTE 3 - SUMMARY OF IMPORTANT ACCOUNTING POLICIES

Revenue Recognition

Sales of books, magazines, audio and video tapes, compact disc’ and other merchandises are recognized as revenue on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Provision is made for expected future sales returns and allowances when revenue is recognized.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventories to their present location and condition, and is calculated using the weighted average method. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

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

Net Earnings (Loss) Per Common Share

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the nine months ended September 30, 2007 and 2006, the Group did not have any potential common stock shares.

Reclassification

The presentation of certain prior information has been reclassified to conform to current presentation.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109”. Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this standard as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our financial statements

In February 2007, the FASB released SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The standard is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before the aforementioned date. We did not elect to adopt SFAS No. 159 early.

NOTE 5 – NOTES AND ACCOUNTS RECEIVABLE

	September 30, 2007	December 31, 2006
	(Unaudited)

Notes and accounts receivable
– Third parties	$4,159,637	$2,995,538
– Related parties	66,529	113,928

Total	4,226,166	3,109,466
Allowance for doubtful accounts and sales returns	(1,327,633)	(1,108,321)

Notes and accounts receivable, net	$2,898,533	$2,001,145

NOTE 6 – INVENTORIES

	September 30, 2007	December 31, 2006
	(Unaudited)

Work in process	$178,419	$145,110
Finished goods and other merchandises	1,848,018	2,268,608

	2,026,437	2,413,718
Less: Allowance for obsolete inventories and decline of market value	(408,486)	(777,698)

	$1,617,951	$1,636,020

NOTE 7 – OTHER RECEIVABLES

	September 30, 2007	December 31, 2006
	(Unaudited)
Other receivables – third parties:
Tax paid on behalf of landlord	$—	$—
Advances to staff	96,920	55,438
Grants from Market Information Center	—	—
Receivables from Shanghai Wonderland Educational Resources Co., Ltd.(i) (“Shanghai Wonderland”)	395,266	381,092
Other receivables	500,880	42,480
Less : Allowance for doubtful accounts	(395,266)	(381,092)

Sub-total	597,800	97,918

Other receivables – related parties	22,298	29,144
	$620,098	$127,062

Note:

(i)
Shanghai Wonderland was a distributor for the Group. The Group loaned Shanghai Wonderland RMB$450,000 (approximately $54,000), RMB$500,000 (approximately $62,000) and RMB$2,500,000 (approximately $310,000) for operations in December 2003, July 2004 and August 2005, respectively. The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB$450,000 in December 2004 and January 2005. As of September 30, 2007, Shanghai Wonderland still owes the Group a balance of RMB$3,000,000 (approximately $395,266). Such sum has now been itemized and recorded as “Allowance for doubtful accounts” compared to its prior recognition as “Other receivables”.

NOTE 8 – PREPAYMENTS AND OTHER CURRENT ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)

Prepayments	$173,662	$139,582
Temporary payments	25,311	1,084
Tax recoverable	—	—
Prepaid interest	7,253	54
Others	600	900

	$206,826	$141,620

NOTE 9– INTEREST IN ASSOCIATES

	September 30, 2007	December 31, 2006
	(Unaudited)

21st Century Kid Castle Language and Education Center(i) (“Education Center”)
Investment cost	$99,686	$96,111
Share of loss	(3,427)	(52,091)

	$96,259	$44,020

Tianjin Kid Castle Educational Investment Consulting Co., Ltd.(ii) (“Tianjin Consulting”)
Investment cost	$93,039	$89,704
Share of loss	(102,889)	(104,693)

	$(9,850)	$(14,989)

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd (“Lanbeisi”) (Note (iii))
Investment cost	$-	$46,133
Share of loss	-	(41,869)

	$-	$4,264

Total	$86,409	$33,295

Notes:

(i)
In October 2003, the Group obtained the PRC government’s approval to co-found Education Center with 21st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB$1,500,000, and KCES and 21st Century Publishing House each owns 50% of the company.. It has been determined that the Group has significant influence and should therefore account for its investment in Education Center on the equity method.

For the three months ended September 30, 2007 and 2006, the Group recognized investment income accounted for under the equity method in Education Center of $50,601 and $1,996, respectively.

(ii)
On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Consulting. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the three months ended September 30, 2007 and 2006, the Group recognized an investment revenue of $5,698 and an investment loss of $14,708 respectively, these amounts are accounted for under the equity method, in Tianjin Consulting.

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

As of September 30, 2007, the Group acquired 100% interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd, which became a consolidated entity. (Please refer to Note 10 to our condensed consolidated financial statements for more information.)

NOTE 10 – ACQUISITION

Jilin Kid Castle Educational Investment Development Ltd (“Jilin KCEI”) was established in September 2002. In March 2007, the Group entered into an equity transfer agreement with third parties to acquire 100% ownership in Jilin KCEI. In May 2007, pursuant to this equity transfer agreement, KCES and KCEI, the Group’s wholly owned PRC subsidiaries, acquired, respectively, 49% and 51% interests in Jilin KCEI from the third parties for the purchase price of $550,196 (RMB$4,200,000). The Group’s Management believes that the book value of the existing assets and liabilities of Jilin KCEI approximate the fair value of the assets and liabilities from which the purchase price was determined for the purpose of applying purchase accounting. The acquisition is expected to increase the Group’s profit margin and competitive position in the PRC. As of September 30, 2007, the Group owns 100% of Jilin KCEI, which became a consolidated entity. The fair value of Jilin KCEI’s net assets as of May 1, 2007 are $569,894.

On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd (“Lanbeisi”). On May 10, 2007, the Group signed an equity transfer agreement with Lanbeisi Education & Culture Industrial Co., Ltd in Sichuan Province, PRC to acquire it’s interests of 45% in Lanbeisi for the purchase price of $43,741 (RMB$320,000). Pursuant to this equity transfer agreement, the Group and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC own, respectively, 90% and 10% interests in Lanbeisi. On June 30, 2007, the Group signed an equity transfer agreement with Sichuan Province Education Institutional Service Center in Sichuan Province, PRC for the purchase price of $13,669 (RMB$80,000). Pursuant to this equity transfer agreement the Group acquired 100% interests in Lanbeisi. The Group’s Management believes that the acquisition is beneficial to our expansion development in Sichuan Province, PRC. As of September 30, 2007, the Group owns 100% of Lanbeisi, which became a consolidated entity. The fair value of Lanbeisi’s net liabilities as of August 1, 2007 are $36,756.

On June 1, 2007, the Group entered into an equity transfer agreement with a third party to acquire 100% ownership in Xian Yanta Green Field Preschool for the purchase price of $314,724 (RMB$2,500,000). The fair value of Xian Yanta Green Field Preschool’s net assets as of August 1, 2007 are $244,200. The Group’s Management believe that the acquisition enables the Group to expand its business into the Xian Province, PRC.

NOTE 11 – INTANGIBLE ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)

Gross carrying amount
Franchise	$1,031,496	$1,043,775
Copyrights	606,355	613,572

	1,637,851	1,657,347
Less: Accumulated amortization
Franchise	(773,622)	(704,548)
Copyrights	(454,766)	(414,161)

	(1,228,388)	(1,118,709)

Net	$409,463	$538,638

Amortization charged to operations were $122,857 and $124,899 for the nine months ended September 30, 2007 and 2006, respectively.

The estimated aggregate amortization expenses for each of the three succeeding fiscal years are as follows:

2008	$163,785
2009	163,785
2010	40,965

$368,535

NOTE 12 – BANK BORROWINGS

	September 30, 2007	December 31, 2006
	(Unaudited)

Bank term loans(i)	$594,716	$108,922
Short-term unsecured bank loans(ii)	813,975	446,086
Mid-term secured bank loan(iii)	1,028,611	1,232,352

	2,437,302	1,787,360
Less: Balances maturing within one year included in current liabilities
Bank term loans	499,952	103,523
Short-term unsecured bank loans	813,975	446,086
Mid-term secured bank loan	164,533	258,428

	1,478,460	808,037

Bank borrowings maturing after one year	$958,842	$979,323

Notes:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $789,218 and $261,142 that we have received from franchisees and the Group’s bank deposits of $18,402 and $1,963 as of September 30, 2007 and December 31, 2006, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, and was extended on October 18, 2006. The weighted average interest rates were 5.37% and 6.055% per annum as of September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007 and 2006, the interest expense charged to operations amounted to $4,438 and $16,092, respectively.

(ii)
In August 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was collateralized by KCIT’s refundable deposits of $60,911, notes receivables approximating 30% of the loan balance and guaranteed by two directors and stockholders of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 3.29% per annum. The short-term loan was extended in February 2007 and is due on February 2008. A portion of the principal of the loan amounting to $146,186 is repayable in 12 equal monthly installments and the remaining principal amount of $158,367 will be repayable at maturity. The applicable interest rate is approximately 5.51% and 5% per annum as of September 30, 2007 and 2006, respectively.

In March 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was extended on October 18, 2006. The loan was guaranteed by two directors and stockholders of the Group and bears interest at the Taiwan basic borrowing rate plus 1.3% per annum. The short-term loan is repayable in 36 equal monthly installments. The last installment will be due on March 19, 2008.

In May 2007, KCES obtained an unsecured short-term loan to finance the Group’s operations in the amount of $327,498, which was guaranteed by Director Mr. Yang and KCIT, and KCIT’s refundable deposits of $340,000. The loan bears interest at the PRC basic borrowing rate per annum, and is due in April 2008.

For the nine months ended September 30, 2007 and 2006, the interest expense charged to operations from the above three unsecured short-term loans amounted to $31,008 and $8,219 respectively.

(iii)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2003 and to finance its operations. The loan is secured by the Group’s land and buildings and is personally guaranteed by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69% per annum for the two-year period from 2005 to 2007, plus 1.69% per annum for the year 2008.  On August 10, 2005, the bank extended the term of the loan and it is now repayable in 84 equal monthly installments starting on August 10, 2012. As of September 30, 2007, the applicable interest rate is approximately 2.7% and the Group has repaid $108,487.

In February 2005, KCIT obtained a bank loan of $456,830, which bears interest at 6% per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008. The loan was collateralized by notes receivables approximating 30% of the loan balance, and guaranteed by two directors of the Group. As of September 30, 2007, the Group has repaid $386,677.

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 4.1% and 3.7% per annum as of September 30, 2007 and December 31, 2006, respectively, and is repayable in 60 equal monthly installments. The last installment will be due on August 10, 2010, and guaranteed by two directors of the Group. As of September 30, 2007, the Group has repaid $83,493.

For the nine months ended September 30, 2007 and 2006, the interest expense charged to operations amounted to $28,559 and $37,828, respectively.
NOTE 13 – RECEIPTS IN ADVANCE

The balance comprises:

	September 30, 2007	December 31, 2006
	(Unaudited)

Current liabilities:
Sales deposits received(i)	$500,940	$481,334
Franchising income received(ii)	1,425,412	1,608,066
Subscription fees received(iii)	447,061	285,531

Related Parties	-	566
Others	12,542	27,127
	2,385,955	2,402,624

Long-term liabilities:
Franchising income received(ii)	1,155,162	1,275,638

	$3,541,117	$3,678,262

Notes:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 14 – RETIREMENT PLANS

The Group maintains tax-qualified defined contribution and benefit retirement plans for its employees in accordance with the ROC Labor Standard Law in Taiwan. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulae. On July 1, 2005, the Bureau of National Health Insurance issued new labor retirement pension regulations in Taiwan. The Group has a new defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT. KCIT contributes monthly amounts equivalent to 6% of the employees’ base salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”) which commenced in September 2003, which only applies to the regular employees of KCIT who were employed prior to June 2005. KCIT contributes monthly amounts equivalent to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Under the Old Plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law. The benefits under the Old Plan are based on various factors such as years of service and the final base salary preceding retirement.

The net periodic pension cost is as follows:

	Nine months ended September 30,
	2007	2006
	(Unaudited)
Service cost	$—	$—
Interest cost	9,162	9,204
Expected return on assets	(1,818)	(1,827)
Amortization of unrecognized loss	2,217	2,227

Net periodic pension cost	$9,561	$9,604

NOTE 15 – GEOGRAPHIC SEGMENTS

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

	Taiwan		The PRC		Total
	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Revenue
External revenue	$5,287,849	$5,716,524	$3,944,216	$2,895,355	$9,232,065	$8,611,879
Inter-segment revenue	—	(562)	—	—	—	(562)

	$5,287,849	$5,715,962	$3,944,216	$2,895,355	$9,232,065	$8,611,317

Profit (loss) from Operations	$946,474	$666,032	$973,485	$682,815	$1,919,960	$1,348,847

Capital expenditures	$35,359	$32,863	$41,408	$16,077	$76,767	$48,940

	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006

Total assets	$7,459,199	$7,409,359	$4,009,428	$1,960,446	$11,468,627	$9,369,805

	Corporate		Eliminations		Consolidated
	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Revenue
External revenue	$—	$—	$—	$—	$9,232,065	$8,611,879
Inter-segment revenue	—	—	—	—	—	(562)

	$—	$—	$—	$—	$9,232,065	$8,611,317

Profit (loss) from Operations	$(129,362)	$(202,407)	$—	$—	$1,790,598	$1,146,440

Capital expenditures	$—	$—	$—	$—	$76,767	$48,940

	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006

Total assets	$3,130	$359,772	$(169,033)	$(356,354)	$11,302,724	$9,373,223

NOTE 16 – COMMITMENT AND CONTINGENCIES

A. Lease Commitment

As of September 30, 2007, the Company’s future minimum lease payments under a non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2008	$193,760
2009	53,443
2010	—
2011	—
2012	—

$247,203

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our Management as well as information currently available to the Management. When used in this document, the words “anticipate,” “believe,” “estimate,” and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption “Factors That May Affect Our Future Results And Financial Condition” contained herein and other factors disclosed in our filings with the SEC including, but not limited to our Annual Report on Form 10-K/A for the year ended December 31, 2006. We do not intend to update these forward-looking statements.

OVERVIEW

     We are engaged in the business of children’s education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audio tapes, DVD, VCD and compact discs. A major portion of our educational materials focuses on English language education. We also sell educational tools and equipment that are complementary to our business. Our major business originally started in Taiwan. In 2001, we started to expand our business in the PRC. We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools, and monthly and bi-weekly magazines to provide children ranging from 2 to 12 years of age a chance to learn English language and computer skills, and to provide a preschool education program.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, equity investments, income taxes, financing operations, pensions, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

     As of September 30, 2007, the balance of our amortizable intangible assets was $409,463, including franchise-related intangible assets of $257,874 and copyrights of $151,589. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of ten years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

      Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $395,348, or 11%, to $4,107,952 for the three months ended September 30, 2007 from $3,712,604 for the three months ended September 30, 2006. This was comprised of increase in other operating revenue of $312,340, increase in sales of goods of $362,559, and decrease in franchising income of $279,551.

     Sales of goods. The increase in sales of goods, from $2,573,101 for the three months ended September 30, 2006 to $2,935,660 for the three months ended September 30, 2007, a 14% increase, was mainly due to increases in sales in our Shanghai operations.

     Franchising income. The decrease in franchising income, from $831,805 for the three months ended September 30, 2006 to $552,254 for the three months ended September 30, 2007, a 34% increase, was mainly due to the decrease in franchising income in Taiwan operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and tuition from schools controlled by us. Other operating revenue increased by $312,340, or 102%, to $620,038 for the three months ended September 30, 2007 from $307,698 for the three months ended September 30, 2006, mainly due to the increase in Shanghai operations.

     Gross Profit. Gross profit increased by $257,030, or 12%, to $2,372,030 for the three months ended September 30, 2007 from $2,115,000 for the three months ended September 30, 2006. The gross profit increase was mainly due to the increase in revenue.

     Total Operating Expenses. Total operating expenses increased by $83,899, or 6%, to $1,466,075 for the three months ended September 30, 2007 from $1,382,176 for the three months ended September 30, 2006, principally due to increases in daily expenditures in our operations.

     Other Operating Expenses. Other operating expenses increased by $83,353, or 6%, to $1,463,233 for the three months ended September 30, 2007 from $1,379,880 for the three months ended September 30, 2006, principally due to increases in expenditures to fund daily operations.

     Interest Expenses, Net. Net interest expenses decreased by $13,471, or 43%, to $18,161 for the three months ended September 30, 2007 from $31,632 for the three months ended September 30, 2006, primarily due to the decrease of the borrowings during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

     Provision for Taxes. Provision for taxes for the three months ended September 30, 2007 and 2006 were $150,545 and $62,552, respectively. These provisions for income taxes relate to income taxes resulting from our Taiwan operations.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $620,748, or 7%, to $9,232,065 for the nine months ended September 30, 2007 from $8,611,317 for the nine months ended September 30, 2006. This was comprised of the increase in sales of goods of $529,378, an increase in other operating revenues of $475,431, and a decrease in franchising income of $384,061.

     Sales of goods. The increase in sales of goods by $529,378, or 9%, from $6,102,630 for the nine months ended September 30, 2006 to $6,632,008 for the nine months ended September 30, 2007, was mainly due to the increase in net sales of goods from our Shanghai operations.

     Franchising income. The decrease in franchising income, from $2,026,493 for the nine months ended September 30, 2006 to $1,642,432 for the nine months ended September 30, 2007, a 19% decrease, was mainly due to the decrease in franchising income from our operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools and tuition from schools controlled by us. Other operating revenue increased by $475,431, or 99%, to $957,625 for the nine months ended September 30, 2007 from $482,194 for the nine months ended September 30, 2006. The increase was mainly due to increase in revenues from our Shanghai operations.

     Gross Profit. Gross profit increased by $266,820, or 5%, to $5,657,364 for the nine months ended September 30, 2007 from $5,390,544 for the nine months ended September 30, 2006. The increase in Gross Profit was principally due to the increase in our operating revenue.

     Total Operating Expenses. Total operating expenses decreased by $377,338, or 9%, to $3,866,766 for the nine months ended September 30, 2007, from $4,224,520 for the nine months ended September 30, 2006. The decrease in total operating expenses was principally due to decreases in bad debt allowance in Taiwan operations.

     Other Operating Expenses. Other operating expenses decreased by $378,769, or 9%, to $3,845,751 for the nine months ended September 30, 2007, from $4,224,520 for the nine months ended September 30, 2006, principally due to decreases in reserved for additional bad debt allowance in Taiwan operations.

     Interest Expenses, Net. Net interest expenses decreased by $90,979, or 60%, to $60,778 for the nine months ended September 30, 2007, from $151,757 for the nine months ended September 30, 2006, primarily due to the decrease of borrowings during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. (Please refer to Note 12 of Condensed Consolidated Financial Statements for more information.)

Other Non-operating Income, Net. Net other non-operating income increased by $268,184, to $347,078 for the nine months ended September 30, 2007, from $78,894 for the nine months ended September 30, 2006. The increases in net other non-operating income was principally due to gains in the value of recovered inventory of $360,118.

     Provision for Taxes. Provision for taxes for the nine months ended September 30, 2007 and 2006 were $343,556 and $249,461, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2007, our principal sources of liquidity included cash and bank balances of $1,001,231 which decreased from $1,419,873 at December 31, 2006. The decrease was mainly due to decreased expenditures to fund daily operations.

We have aggressively expanded business in the PRC. Shanghai operations have turned profitable in 2006, and the Group has turned profitable in the first nine months of 2007. We anticipate continued expansion of the market for our learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing in order to increase our profit margin. We began to set up schools controlled by us in 2007. Based on our internal historical records and growing market demand, Management believes that by directly operating our schools we can increase our profit margin. In 2007, Management expects that in the initial stage of the direct school operating business, we need to invest additional funds to acquire control of schools that will become profitable in 2008. Because of the rapid expansion in Shanghai, we expect that additional funds will be required in the near future to facilitate the expansion plans for our Shanghai operations in 2008. Management expects that the Group still requires approximately US$1 million for the next twelve months to invest in business development. We will rely on short-term loans from financial institutions as a source for additional funding. As discussed in Note 12 of Condensed Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two of our directors who have expressed their willingness to continue to support us until other sources of funds have been obtained. Management believes that, with continuous growth of sales in the PRC, the existing directors’ support, and the new bank facilities, we will have sufficient funds for operations over the foreseeable future. Management expects that the Group will be able to repay the loans from our directors by the end of 2007.

     Net cash provided by operating activities was $1,775,753 and $2,126,847 during the nine months ended September 30, 2007 and 2006, respectively. The $351,094 difference was primarily attributed to (i) reversal of allowance for loss on inventory obsolescence and slow-moving items of $360,118 during the nine months ended September 30, 2007, compared to provision of $57,204 during the nine months ended September 30, 2006, (ii) a decrease of accrued expense of $197,992 during the nine months ended September 30, 2007, compared to an increase of $153,224 during the nine months ended September 30, 2006, and (iii) decrease of receipts in advance of $125,205 during the nine months ended September 30, 2007, compared to an increase of $566,707 during the nine months ended September 30, 2006.

     Net cash used in investing activities was $1,988,515 during the nine months ended September 30, 2007 and net cash provided by investing activities was $679,970 during the nine months ended September 30, 2006. The $2,668,185 difference was primarily attributable to acquisition and a decrease of pledged notes receivable in the amount of $433,690 during the nine months ended September 30, 2007, compared to an increase of $695,875 during the nine months ended September 30, 2006.

     Net cash provided by financing activities during the nine months ended September 30, 2007 amounted to an increase of $74,813, as compared to a decrease of $1,814,965 during the nine months ended September 30, 2006. The $1,889,778 difference was primarily attributable to (i) an increase of $900,814 in cash provided by bank borrowings, (ii) a decrease of $1,022,414 in cash used in repayment of bank borrowings, and (iii) an increase of $38,198 in cash used to repay loans from related parties.

Off-Balance Sheet Arrangements

     As of September 30, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

     One of our financing sources is bank borrowings. As of September 30, 2007 and 2006, the balances of bank borrowings, including current and non-current portions, were $2,437,302 and $1,904,828, respectively.

Pension Benefit

     As of July 1, 2005, the Group maintains two different retirement plans, according to the ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed prior to June 2005. (See Note 14 of Condensed Consolidated Financial Statements.) The benefits under both plans expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $16,735, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for PRC employees for the nine months ended September 30, 2007 and 2006 amounted to $39,611, and $26,326, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this standard as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

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

Non-GAAP Financial Measures

     None.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to market risks, including from changes in certain foreign currency exchange rates and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

     The following analysis provides quantitative information regarding our exposure to foreign currency exchange risk and interest rate risk.

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2006, we have projected that, if interest rates were to increase by 1 percent, the result would be an annual increase in our interest expense of $18,991. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

Foreign currency exposure

     We have operations in both Taiwan and the PRC. The functional currency of Higoal and its subsidiary, KCIT is New Taiwan dollars (“NT Dollars”) and the financial records are maintained and the financial statements are prepared for these entities in NT Dollars. The functional currency of KCES and its consolidated investee, KC Culture Media and KCEI is RMB and the financial records are maintained and the financial statements are prepared for these entities in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor do we use such instruments for speculative purposes. The translation from the applicable local currency assets and liabilities to the U.S. Dollar is performed using exchange rates in effect at the balance sheet date except for shareholders’ equity, which is translated at historical exchange rates. Revenue and expense accounts are translated using average exchange rates during the period. Gains and losses resulting from such translations are recorded as a cumulative translation adjustment, a separate component of shareholders’ equity.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our Management’s evaluation, we conclude that as of September 30, 2007 our disclosure controls and procedures were ineffective. We are taking steps to improve our disclosure controls and procedures, instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system was launched into its trial run period beginning in 2007 and our Management evaluated that it will be extended to the fourth fiscal quarter 2007 to verify its functionality. The old system currently in use by the Company will be phased out after the new ERP completes its trial run period. During the phase out period, certain functions and operations will run in parallel on the old and new systems, data will be migrated to the new ERP system, and staff will be trained in its use.

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

We recognize that the internal controls and procedures adopted by the Company were inadequate and gave rise to misappropriation of funds as disclosed in our Form 8-K filed with the SEC on June 23, 2006. During the third quarter of 2007 we have continued to make changes that have materially affected, or are reasonably likely to affect, our internal control over financial reporting in a positive way. Among other improvements, we began implementing a comprehensive ERP system that would improve the Company’s internal controls. The ERP system is currently at a trial run stage. The required software and hardware input have been fully installed and the system is now running to detect bugs that may reside in the system. The system is expected to be fully operational in first fiscal quarter of 2008. The Company believes that full implementation of its new ERP System will will perform the following functions that will improve internal control over financial reporting:

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

In addition to implementing a new ERP system, the following additional procedures have been implemented to improve internal control over financial reporting:

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

•	Fund transfer applications in the PRC must additionally be approved by the headquarters in Taiwan.

•	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract, a copy of the relevant invoice, or a stock pre-payment statement.

•
Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification, and finally, approval by the Chairman of the Board before funds may be released.

•	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

The Company recognizes that its internal controls and procedures have been inadequate; it is assertively attending to the inadequacy and believes that implementation of all of the foregoing procedures will significantly strengthen the Company’s internal financial controls and procedures.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     We have no material pending legal proceedings.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended September 30, 2007 from the risk factors disclosed in the above-mentioned Form 10-K/A for the year ended December 31, 2006, filed with the SEC on November 13, 2007.

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

Dated: November 12, 2007

By:	/s/ Suang-Yi Pai

Name: Suang-Yi Pai
Title: Chief Financial Officer