Form 10-K
period 2007-12-31
KID CASTLE EDUCATIONAL CORP
filed 2008-03-31
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company . See definition of “large accelerated filed,” “accelerated filer,” and “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .
Large Accelerated Filer ☐      Accelerated Filer  ☐    Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of the last business day of the second fiscal quarter, June 30, 2007, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $2,802,383 using the average bid and ask price on that day of $0.2.

The number of shares of common stock outstanding as of February 29, 2008 was 25,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KID CASTLE EDUCATIONAL CORPORATION
FORM 10-K

PART I

When we use the terms “Kid Castle,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Florida corporation, and its subsidiaries. Our principal subsidiaries are our wholly-owned subsidiary, Higoal Developments Ltd. (“Higoal”), and its wholly-owned subsidiaries, Kid Castle Internet Technologies Limited (“KCIT”), Kid Castle Educational Software Development Company Limited (“KCES”) and Shanghai Kid Castle Educational Info Constitution Company Limited (“KCEI”).

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

Overview

We are a leading provider in the People’s Republic of China (“ PRC ” or “ China ”) and Republic of China (“ROC” or “Taiwan”) of English-language instruction and educational services to children for whom Chinese is the primary language. Our focus is on children between two and twelve years old. In 2007 we taught or provided educational materials for approximately 1,300,000 students at over 7,430 locations through our franchise and cooperative school operations.

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

Therefore, we have designed our teaching system following these significant principles:

•	We start with the respective skills and abilities that children already have because the teaching system must consider adaptability;

•	We encourage interaction because the ultimate goal of learning a language is to communicate with others;

•	We assist students’ comprehension with the language in various ways through conversation coordination, for example, interactive games and activities;

•	We encourage children to participate fully in the learning process through role-playing games;

•	We foster our students’ abilities to learn independently; our teaching focuses on guiding and inspiring a child’s self-learning abilities;

•	We create a relaxed, happy, and supportive learning environment so as to encourage children’s learning; and

•	We use consistent testing and learning methods for children.

Our teaching materials and curriculum are specifically designed to suit different age-groups of children. Likewise, our teachers are specifically trained to work with children of different age groups. Listening, speaking, writing, and spelling skills form the basis of our primary curriculum.

Our Programs

Kid Castle After-School Education Program — Fostering Children’s Multiple Talents

Our After-School Education Program is becoming one of the most recognized and respected institutions of its kind in Taiwan. This program features professionally designed, in-depth research into curriculum and child development implemented by caring teachers. The guiding principle behind the program is to expose students’ minds to a more international worldview with a focus on information and technology.

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

We recognize that today’s children are the adults of tomorrow. To better prepare our students for the future, our program also includes a series of moral stories for students that teach them not only the basic English conversation skills but also how to be better members of the society.

Kid Castle Preschool — Establishing English Learning Networks

Preparing our students to be leaders has always been one of our missions. We teach our children a number of different subjects in order to expose them to the wonders of the world and to what their future holds. Established island-wide in Taiwan, the successful Kid Castle Pre-Schools are where children aged three to six years old can get their start.

We have incorporated into our preschool curriculum an interactive teaching method that helps children learn English more effectively. We believe that our interactive multi-media and computer materials, including CD ROMs, make learning more appealing and interesting to children. We recognize that going to preschool is the first step many young children will take in their education and that each student’s needs are unique. To aid our students in learning, we incorporate a number of teaching features into the preschool curriculum, such as colorful pictorial displays in our text books, posters, and educational VCD and DVD, and audio sound effects in our audio tapes and CDs.

To aid our students in socialization, we foster interaction among all of the children in the class. We help them begin to establish interpersonal relations, gain self-confidence, and learn how to express themselves through English, total physical response, arts and crafts, and other means.

Finally, we place much emphasis on the interaction and relationship between children, parents, teachers, and administrators at the preschools. Regular academic and development reports and meetings between the various parties help keep parents informed of their children’s progress and assist the parents when supervising studies of their children after school.

Kid Castle Publishing — Bringing English to Your Children

Our specially designed educational materials are an essential part of our business. We publish a wide range of successful teaching and learning materials for children, including Chinese textbooks for kindergartens, English textbooks, workbooks, English magazines, and accompanying study guides, music CDs, tapes, VCD and DVD, and other supplemental materials for kindergarten and elementary levels. Our market includes individuals, organizations, elementary schools, and third-party language schools. In addition to publications, we provide relevant complimentary resources (including provision of note books and stationery) and services (including serving after-school snacks) to our customers.

Competitive Strengths

We are one of the leading English-language tutoring centers in Taiwan. We are in the process of establishing our market position in China, with far-reaching connections across both regions. We believe that our competitive strengths distinguish us from our competitors. Those strengths include:

Marketing advantages

Kid Castle has:

•	430 franchises; and

•	over 7,430 schools using our materials.

Superior Quality

We believe that we have created a successful corporate brand name. We have over 22 years of management experience in the education industry, and we have received recognition for our teaching materials from five local school districts in the ROC. We also have engaged highly-qualified English teachers from some of the finest learning institutions in the United States and England, including the University of California Los Angeles, Brown University, Cornell University, Cambridge University, the University of London, and Warwick University.

The English-language Education Market

Analysis of Preschool and Elementary School Markets in Taiwan

Preschool Educational Market. Among the 1.2 million children in Taiwan between the ages of two to six, we estimate that 45% (approximately 540,000 children) attend preschools and that approximately 70% (about 840,000 children) purchase English-learning materials (population data provided by the Taiwanese Ministry of the Interior - http://www.moi.gov.tw/stat/index.asp).

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

China Market Overview

According to the 2007 market survey by the National Bureau of Statistics of China (“NBSC”) (available at http://www.moe.edu.cn/edoas/website18/info20732.htm) the English-education market in China is comprised of 226 million children for the preschool market and 108 million elementary students for the after-school tutoring market.

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

Over the past ten years, China has seen impressive economic growth. With this economic growth, consumers have greatly increased their expenditures. And with the government motto, “Children are our treasure,” parents are generously investing in their children’s education, including enrolling their children into premium kindergartens and after-school tutoring to improve English-language skills and computer literacy. Parents invest in their children’s education with the desire and expectation that their children will be qualified to enroll in prominent secondary schools and internationally recognized and renowned universities.

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

The belief that English language is a necessity to function in the modern world is being embedded in the minds and hearts of many household in China. That belief coincides with the following other factors that we believe will transform Chinese elementary education:

•
Hosting the 2008 Olympics has triggered country-wide modernization, investments in infrastructure, and policy changes that encourage economic growth in China. In particular, the service industry has enjoyed significant investment and modernization since the announcement of the 2008 Olympics. Due to industry’s demand for employees with English-language skills, we believe such modernization and growth will offer broader opportunities for private foreign business entities in general and English-language education providers in particular;

•
China’s preparations for the 2008 Olympics have encouraged broad scientific and cultural advancements. Such advancements further China’s emphasis on education and on its children. We believe that this will translate into an increased demand for English-language instruction;

•
Encouraging multi-lingual abilities and improving the quality of education are primary concerns for the PRC government. Consequently, the English-language instruction industry has seen a relaxation in government regulation that will allow us to better realize our potential in China;

•	As a result of joining the World Trade Organization, China is transforming its education systems to match international standards, including English-language instruction;

•	Many college graduates leave China to continue their academic careers in foreign countries where proficiency in the English language is a necessity;

•
Many foreign companies are establishing and have established operations in China. The benefits of working for a foreign international company compared to that of a domestic company motivate parents to ensure their children acquire strong English-language skills that will qualify them for such employment;

•
China has a long-term plan to develop a more international orientation for its economy and its government. Such plan requires a larger pool of workers with English-language skills. In 1996, the then Premier Mr. Zhu Rongi stated that education is the key to promoting the PRC’s economy. This fundamental principle evolved into specific policies implemented by the PRC in 2001 and 2003. These policies relaxed entry restrictions to foreign investment in the education industry and made it easier for foreign education providers to operate in China. Article Three to the PRC Private Education Promotion Law stated that private education organizations are a beneficial and desirable attribute to society and should be highly encouraged and supported. The Chinese government has recently encouraged development of privately operated elementary schools and has launched a cooperative program aimed at improving Chinese educational systems using foreign knowledge and resources. We believe such government policy will greatly expand the private elementary school market and create enormous market potential; and

•
On February 1, 2005, the PRC Government implemented the “Special Commercial Permit Management Regulation” (the “Management Rule”), which superseded the “Special Commercial Permit Management Regulation”. The Management Rule promotes predictability for private businesses in China’s mixed economy. It provides clear guidelines as to market entry requirements, disclosure mechanisms, and regulations that affect and regulate private businesses. The adoption of the Management Rule exemplifies the PRC Government’s determination to support foreign investment in private business; it increased transparency and set out clear guidelines that allow us to better comply with regulations, which in turn led to better efficiency and operational performance. Because China needs foreign resources and know-how in the English-language education market, it has utilized its relaxed regulatory scheme to entice companies like us to enter its market.

Strategy

From 2003 to 2008, we have substantially increased our sales and marketing efforts in order to more aggressively market our franchises in China. Such expansion resulted in growth in the sales of our English-learning materials. While we expect to continue expanding our market share in China, we intend to do so by more efficiently utilizing our management and capital resources to more effectively manage our cost of goods sold and other operating expenses. We will continue to devote our resources to increasing the number of our franchises and expanding our publishing operations. On the other hand, we will cut nonessential operations to reduce our operating costs and improve our profitability.

We will plan our growth cautiously by carefully considering the choice of location for each of our franchise schools. We first consider whether a particular location is saturated with our franchise schools or other schools and potential development. In the process, we conduct market research, analysis, and surveys. Once we have identified a region, we conduct a marketing campaign in the particular region that includes attending school fairs and expositions, schedule seminars, and employing news print, media, and other marketing methods. The increase in the number of franchises may require us to hire more personnel, including managers and personnel who provide staff and teacher training, in order to ensure that each franchise has the proper oversight and that the quality of our franchised operations is maintained.

Operations

Our operations are divided between (1) delivery of classroom-based tutoring services through our own franchises and cooperating schools, (2) distribution and sale of our published materials, and (3) delivery of education services through the Internet.

We have marketing advantages over our franchises and various schools as we actively control the distribution channels of our franchises and various schools’ teaching and learning curriculum.

We provide our franchises the following services:

•	Management guidelines specifically designed for individual regional districts to ensure that franchises are fully realizing their students’ potentials;

•	Teaching materials that can be applied in complete units and are not dependant on supplementary texts;

•	Support during the establishment of the franchise;

•
Regularly scheduled conferences and seminars for head teachers and supervisors of franchise schools that provide updated educational and promotional strategies aimed at improving student enrollment and management of the franchises;

•	Uniform promotional campaigns whereby the Company is responsible for planning and designing various print and broadcast advertisements for all Kid Castle schools; and

•	Regularly scheduled education training, administration and management seminars for the franchise.

The following table sets forth, as at December 31, for the period indicated, the principal categories of our consolidated operating revenue:

	2005 ($)	2006 ($)	2007 ($)
Sales of goods	7,020,532	6,774,260	7,671,392
Franchise income	2,289,655	2,080,551	2,205,668
Other operating revenue	922,147	856,772	1,359,552
Total operating revenue	10,232,334	9,711,583	11,236,612

 Franchises and Cooperating Schools

Our classroom-based courses and tutoring services are provided through company-operated locations, cooperating schools, and our independent franchises. We believe there is significant potential for additional franchised schools to be established both in Taiwan and China, and we are actively seeking to expand franchises in these territories. Our franchisees provide Kid Castle courses and tutoring services under the “Kid Castle” brand name within a specified territory in accordance with a franchise agreement signed with us. The revenues from our franchises are comprised of annual licensing fees for using the “Kid Castle” brand name, consulting service fees, and purchase fees for purchase of Kid Castle teaching and learning materials. Our franchisees typically enter into exclusive agreements to purchase our course and marketing materials, which they use in conducting and promoting their classes.

Franchisees must obtain our approval for the location and design of a Kid Castle school and must operate the franchised school in accordance with certain methods, standards, and specifications developed by us. The franchisee is usually required to purchase from us all of its teaching materials, as well as student explanatory and promotional brochures. We also require our franchisees to purchase from us, or through a channel that we provide, other items necessary for the operation of a franchise school, such as computers, instructional materials, and furniture.

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

Currently, there are approximately 260 and 140 Kid Castle franchises in Taiwan and in China, respectively, and approximately 6,500 cooperating schools in the two countries. The cooperating schools include Kid Castle Kindergarten, Kid Castle Computer School, and Kid Castle Remedial School. The following table shows the number of our franchises and cooperating schools, and cooperating caretaking schools included as of the dates indicated:

	December 31, 2006	December 31, 2007
Franchises	350	430
Cooperating schools*	5,000	7,000

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

Published materials make up approximately 70% of our revenue. The three main channels that purchase our published teaching materials are franchise schools, kindergartens, and elementary schools. Our franchise schools are obligated to exclusively use Kid Castle teaching and learning materials. Based on data from the NBSC, as of December 31, 2007 there were approximately 130,500 kindergartens and 341,600 public and private elementary schools in China, all of which are potential customers for us.

Teaching Features and Curriculum

Our children’s English curriculum is summarized as follows:

Category	Class	Student	Levels in Total	Period
Preschool Learning	Preschool children	Ages 3-6	Six levels	Six months
Language Learning	Young children	Ages 7-9	Fourteen levels	Six months
Language Learning	Older children	Ages 10-12	Fourteen levels	Three months

Kid Castle’s Young Children Teaching Materials incorporate the following features:

•	full conformity with natural language-development patterns for listening, speaking, reading, and writing;

•	design and development based on the unique factors of individual students, such as age, learning habits, and cognitive ability;

•	contemporary topics that capture and reflect students’ interests and needs;

•	practical scenarios purposely designed to cater to daily life so as to increase the relevance of language usage and application;

•	emphasis on oral communication;

•	games and activities that give students an opportunity to practice language skills and increase interest in learning English;

•	categorization of curriculum from easy to difficult with subjects that correspond to the subsequent levels; and

•	diverse subjects and content.

Sales and Marketing

The majority of our students’ parents choose our education programs and materials based on the recommendations of other parents and teachers. We also build awareness of our brand and promote our products through our franchises and relationships with the cooperating schools. We also maintain an internal sales force and engage in national and local advertising through print and broadcast media and through direct sales to targeted demographics. Advertising is centrally monitored and is directed primarily at local markets in which a kindergarten is located. All marketing activity is tracked to measure effectiveness and to provide reference information for future activities. All responses to advertising are analyzed to provide data and references for future marketing efforts.

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

Competition

The English-language teaching and educational services industry in Asia is highly fragmented, varying significantly among different geographic locations and demographical composition of consumers. Our ability to compete depends on our ability to improve existing or create new English-language learning materials and courses to distinguish our company from our competitors. Other providers of English-language instruction include individual tutors, small language schools operated by individuals, public institutions, and franchises or branches of larger language teaching companies, some of which operate internationally. The smaller operations typically offer large-group teaching and self-teaching materials for home study, while larger competitors concentrate on the higher-priced, business-oriented segment by offering intensive, individualized programs.

The following table sets forth information on our main competitors in Taiwan that we have been able to identify:

COMPETITOR ANALYSIS IN TAIWAN

Company	Year Established	Internet Learning	In House R&D	Interest Administration Platform	Automatic Speech Analysis System	Magazine Publication	Training Program for Teachers
Kid Castle	1986	x	x	x	x		x
Giraffe Language School	1986						x
Joy Enterprise Organization	1981		x			x	x
Jordan’s Language School	1982	x					x
Gram English	1981	x	x				x
Hess Educational Organization	1983		x	x			x

The following table sets forth our main competitors in China that we have been able to identify:

COMPETITOR ANALYSIS IN CHINA

Company	Year Established	Internet Learning	In House R&D	Interest Administration Platform	Automatic Speech Analysis System	Magazine Publication	Training Program for Teachers
Kid Castle	2001	x	x	x	x	x	x
English First	1993	x	x	x			x
New Oriental	1993	x	x	x		x	x
DD Dragon	1997		x				x
Onlyedu	2004	x	x				x

BRIEF SUMMARY OF COMPETITORS IN TAIWAN

Company Name	Description
Joy Enterprise Organization (“JEO”)	JEO was established in 1981. Its operation focuses on English learning schools and kindergartens. JEO is also engaged in the language education publishing business.

Gram English (“Gram”)	Gram was established in 1981. Gram focuses on English education for elementary and high school children and for adults and is not present in the kindergarten market..

Jordan’s Language School (“Jordan”)	Jordan was established in 1982. In addition to English education, it is also engaged in teaching mathematics and computer skills to children. In 2001, Jordan entered the market in mainland China.

Giraffe Language School (“Giraffe”)	Giraffe was established in 1986. Giraffe’s operations include English schools and kindergarten.

Hess Educational Organization (“Hess”)	Hess was established in 1983. Hess also operates direct-owned kindergartens.

BRIEF SUMMARY OF COMPETITORS IN CHINA

Company Name	Description
Onlyedu Education Group (“Onlyedu”)	Onlyedu was established in 2004. Onlyedu focuses on English learning schools for elementary and high school children and adults.

English First
English First began its development in China in 1993. Its franchise fee and its tuition are higher than the market average, which poses a significant entry barrier for potential franchises. English First has not been established long enough to be well known.

DD Dragon Education Organization (“DDDEO”)	DDDEO was established in 1997. DDDEO focuses on English learning schools for elementary and high school children.

New Oriental Educational & Technology Group (“New Oriental”)	New Oriental entered the Shanghai market in 1993 and caters to adult students rather than to children.

Employees

As of December 31, 2007, we had a total of 182 full-time employees and six part-time employees for the ROC and PRC operations. We intend to hire additional employees on a part-time or independent contractor basis in connection with certain projects in China. We do not intend to hire U.S.-based employees in the foreseeable future. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.

Regulatory Environment

Taiwan

The Ministry of Education of Taiwan (“MOE”) requires that teaching and learning materials that are to be used by elementary schools and junior high schools for compulsory education first be reviewed and approved by the MOE. The material submission process for such purpose is as follows:

•	Following the submission of materials, the MOE will review the materials and submit a decision within 90 days, subject to an extension of 30 days;

•	If the MOE approves the materials, the applicant must send three copies of the final version to the MOE. The MOE performs a final review and makes a final decision within 60 days;

•	If the MOE does not approve the initial submission, the applicant has 45 days to resubmit the materials with any corrections that the MOE deems necessary;

•	The MOE reviews the resubmitted materials and makes its decision within 45 days;

•
If the materials are not approved, or the corrections are not satisfactory to the MOE, the applicant has 30 days to make additional corrections and submit the corrected materials to the MOE. The MOE will then return its decision within 30 days;

•
If the MOE does not approve the corrections on the third resubmission, the applicant may appeal within 30 days and the MOE will review the appeal and make a decision within 30 days after its receipt of the appeal; and

•	If the appeal is rejected by the MOE, the applicant must start the approval process over.

The Employment Service Act of Taiwan and relevant regulations require all foreign supplementary education instructor applicants to be 20 years of age or older. In addition, it is our company policy to hire teachers with university bachelor degrees and to have each foreign employee teach the national language of the country issuing his or her passport.

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

The China Ministry of Education (“CMOE”) has general guidelines for every province and major city. In addition, each province and some major cities, such as Beijing and Shanghai, have their own administrative body for education and their own regulations and requirements. All of our educational materials must comply with the national curriculum guideline as set out by the central government as well as principal and regional administrative board requirements.

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

Other violations, such as prohibited or illicit substance usage, possession of dangerous instruments, corporal punishment, or embezzlement of school funds or property will result in punishment and sanctions in accordance with the degree of violation.

Intellectual Property and Property Rights

The name “Kid Castle” and various drawings used in our materials are trademarked and registered to us in Taiwan and PRC. Our copyrights, trademarks, service marks, trade secrets, proprietary technology, and other intellectual property rights distinguish our products and services from those of our competitors and contribute to our competitive advantage in our target markets. To protect our brand, products, and services and the systems that deliver those products and services to our customers, we rely on a combination of copyright, trademark, and trade secret laws as well as confidentiality agreements and licensing arrangements with our employees, customers, independent contractors, sponsors, and other third parties.

Corporate History

We are the result of a share exchange transaction, commonly referred to as a reverse merger, pursuant to which shareholders of an offshore operating company take control of a U.S. company that has no operations (commonly referred to as a shell company), and the offshore operating company becomes a subsidiary of the U.S. company. In our case, the offshore company was Higoal Developments Ltd., which was the parent company of Kid Castle Internet Technologies Limited and Kid Castle Education Software Development Co. Limited, our operating companies that run our English language instruction business. The U.S. or shell company, at the time of the share exchange, was King Ball International Technology Corporation.

The details of our corporate history are as follows. We were incorporated in Florida on July 19, 1985 as Omni Doors, Inc. From inception through June 30, 1998, our primary business was the assembly and distribution of industrial doors for sale to building contractors in the South Florida market. Until April 6, 1998, we were a wholly-owned subsidiary of Millennia, Inc., a publicly-owned Delaware corporation. On April 6, 1998, the Board of Directors of Millennia declared the payment of a stock dividend to Millennia’s stockholders. Millennia stockholders received one share of our common stock for each four shares of Millennia common stock. This distribution of approximately 570,000 shares of our company represented approximately 5% of the total issued and outstanding shares of our common stock.

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

On September 26, 2005, our Chairman, Suang-Yi Pai, and his wife, Su-Mei Pai, purchased 806,960 and 693,040 shares of the common stock of the Company, respectively. On December 28, 2006, Mr. Pai was issued an additional 2,000,297 shares of the common stock in exchange for extinguishment of debt. As of December 31, 2007, Mr. and Mrs. Pai and their family members controlled 4,841,377 shares or 19.36% of the total outstanding common stock of the Company. Also on September 26, 2005, our Chief Executive Officer, Min-Tan Yan, and his wife Yu-Pin Shen purchased 1,641,538 and 500,000 shares of the common stock of the Company, respectively. On September 26, 2006, Mr. Yang purchased 3,024,000 shares of our common stock for cash and on December 28, 2006, Mr. Yang was issued 4,000,000 shares of the common stock in exchange for extinguishment of debt As of December 31, 2007, Mr. Yang and his wife together controlled 9,165,538 shares or 36.66% of the total outstanding common stock of the Company.

On December 27, 2006 we established a wholly-owned subsidiary, KCEI with registered total capital of Renmibi ("RMB") $1.2million. As of December 31, 2007, KCEI has a total registered capital of RMB2,000,000.

Company Organization Chart

Kid Castle Educational Corporation
Higoal Developments Ltd. (100%)
Kid Castle Internet Technologies Ltd. (100%)
Kid Castle Education Software Development Co., Ltd. (100%)
Jiang Xi 21st Century Kid Castle Culture Media Co., Ltd. (90%)
21st Century Kid Castle Language and Education Center (50%)
Tianjin Kid Castle Education Investment Consulting Co., Ltd. (50%)
Shanghai Kid Castle Educational Info. Constitution Co., Ltd. (100%)
Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (100%)
Xian Yanta Green Field Pre-school (100%)
Jilin Kid Castle Educational Investment Development Co., Ltd. (100%)

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

Risks Relating to Our Business

We have a history of operating losses and may have difficulty maintaining profitability.

Our ability to maintain a positive cash flow and maintain profitability depends on our ability to generate and maintain revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our business in Taiwan and the PRC. We may be unable to maintain profitability if we fail to do any of the following:

•	maintain and improve our current products and services and develop or license new products on a timely basis;

•	compete effectively with existing and potential competitors;

•	further develop our business activities;

•	manage expanding operations; or

•	attract and retain qualified personnel.

Although the trend has reversed the last two years, we have incurred operating losses during most reporting periods since our inception. As a result, as of December 31, 2007, we had an accumulated deficit of $7,179,418. We incurred net losses of $1,698,282 and $46,211 for the years ended December 31, 2005 and 2006, respectively. We incurred net income of $1,877,149 for the years ended December 31, 2007. The net cash used in operation activities was $1,295,250 for years ended December 31, 2005. The net cash provided by operation activities were $1,773,267 and $1,507,860 for the year ended December 31, 2006 and 2007, respectively. The accumulated deficit has improved since Messrs. Pai and Yang have assumed their respective management roles, and we are optimistic that the trend will continue for the foreseeable future.

If we are unable to maintain profitability, it could impede implementation of our growth strategy, or cause the market price of our common stock to decrease.

We cannot predict whether demand for our products and services will continue to develop, particularly at the volume or prices that we need to maintain profitability in a competitive environment..

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

Our primary competitors include Giraffe, Jordan, JEO, Gram and Hess in Taiwan; Onlyedu, DDDEO, New Oriental and English First in the PRC. Our primary competitors have significant financial, technical, and marketing resources, and established brand recognition. Some of these competitors have a longer operating history and greater overall resources than we do. These companies also have established customer support and professional services organizations. As a result, in the ROC market, we need to improve our service quality or decrease our fees to maintain our customer level. In the PRC market, we have to assertively develop the market and further enhance our reputation as well as increase our market share. In performing the aforementioned in the respective markets, we may incur increased operational cost and or reduce our profit and therefore we cannot guarantee future profits.

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

We strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright, and trade secret protection may not always be guaranteed, and the steps we have taken may be inadequate to protect our intellectual property. In addition, there can be no assurance that competitors will not independently develop similar intellectual property. If others are able to copy and use our products and delivery systems, we may not be able to maintain our competitive position. If we fail to protect our intellectual property, we may be exposed to expensive litigation or risks jeopardizing our competitive position. We may have to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources, which could harm our business.

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

As of December 31, 2005, 2006 and 2007, our bank loans and loans from financial institutions were $3,157, 297, $1,787,360, and $2,965,310, respectively. Although we had an accumulated deficit, as of December 31, 2007, we had a positive cash flow from operations. Barring significant, unforeseen developments in the PRC, we believe we can decrease our reliance on loans from shareholders and banks to meet our funding requirements in the future. Despite our expectation to decrease reliance on loans, we may again be required to seek loans to meet our funding requirements and no assurances can be given that bank loans or loans from shareholders will be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may be required to seek more expensive sources of funding to finance our operations.

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

Our operating subsidiaries are a Taiwanese company and a PRC company, and our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of the assets of both our business and our officers and directors are located outside the United States. As a result, it may be difficult for investors to affect service of process upon such persons, or to enforce court judgments obtained against such persons in United States courts when their claims are predicated upon the civil liability provisions of the Securities Act.

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

Our internal control and management systems were designed to meet the standards generally adopted by private Taiwan companies, and the internal control and management systems of our PRC subsidiaries were designed to meet the standards generally adopted by companies in China. These standards are different from the standards and best practices adopted by companies in the United States. We have identified areas in which our current control and management systems do not meet international standards and practices. In addition, during their audit in 2005, our external auditors at the time brought to our attention a number of areas in which our current internal controls and management systems do not reduce undetected material errors or fraud to a relatively low level of risk, which could adversely affect our ability to accurately and timely record, process, summarize, and report financial data. Pursuant to the Sarbanes-Oxley Act of 2002 and related rules and regulations, we are required to evaluate our internal controls over financial reporting and to file an assessment of their effectiveness with the U.S. Securities and Exchange Commission. Our external auditors, within certain deadlines established by the SEC, are required to attest to such evaluation. Unless we successfully upgrade our controls and systems, we will not be able to satisfactorily comply with our obligation under the Sarbanes-Oxley Act of 2002, and our external auditors will be unable to provide a satisfactory certification. We have prepared an internal plan of action for compliance, which includes a schedule of activities to address our need to meet these standards and best practices. If we fail to successfully complete the improvements we have scheduled on a timely basis, or if the activities fail to raise our internal controls and management systems to the levels required by international standards or legal requirements, or if we fail to implement new or improved controls, then we may fail to meet our reporting obligations and our auditors may be unable to certify the management’s assertion of the effectiveness of our internal controls as required under the Sarbanes-Oxley Act of 2002. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

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

Moreover, our growth and success depend on our ability to attract, hire, and retain additional highly-qualified instructors and management, and technical, marketing, and sales personnel. These individuals are in high demand, and we may not be able to attract the staff we need. The hiring process is intensely competitive, time consuming, and may divert the attention of our management from our operations. Competitors and others have in the past, and may in the future, attempt to recruit our employees. If we lose the services of any of our senior management or key instructing personnel, or if we fail to continue to attract qualified personnel, our business could suffer considerable loss of profit.

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

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction involving a penny stock, other than exempt transactions, the rules require the delivery, prior to the transaction, of a risk-disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable and current quotations for the securities to both the broker-dealer and the registered representative. If the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the secondary market.

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

In addition, in July 2003, our subsidiary, KCES, entered into agreements with a local Chinese party, 21st Century Publishing House, in Jiangxi Province, to establish two joint ventures, Jiangxi 21st Century Kid Castle Culture Media Co., Ltd. (“KC Culture Media”) and 21st Century Kid Castle Language and Education Center (“KC Education Center”), and to establish a wholly-owned subsidiary, KCEI. KC Culture Media and KC Education Center primarily publish and distribute English-language education materials, enter into franchise and consulting relationships with kindergarten and language schools, and provide services to cooperative schools in China. KCEI has now commenced operation of directly managed schools in the PRC. We intend to use the direct management approach as one of our primary vehicles for our expansion into the PRC market. Although we received, on January 19, 2004, and October 31, 2003, respectively, licenses from the applicable government authorities to conduct the business of KC Culture Media and KC Education Center in the PRC, there exist various factors that render the regulatory environment volatile and uncertain.

The lack of remedies and impartiality under the PRC’s legal system could negatively impact us.

Unlike the United States, the PRC has a civil law system based on written statutes in which judicial decisions have little precedential value. The PRC government has enacted certain laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation, and trade. However, PRC courts’ experience in implementing, interpreting, and enforcing these laws and regulations remain limited, and thus rendering any efforts that may be devoted to enforce commercial claims or to resolve commercial disputes being unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

ITEM 2.	PROPERTIES

We lease many of our facilities, consisting principally of administrative office space, warehouse space, and sales offices. In addition, we lease housing accommodations for our employees in China. Our principal executive offices consist of 534 square meters of office space, which we own, located on the 8th Floor, No. 98, Min Chuan Road, Hsien Tien, Taipei, Taiwan, Republic of China. We believe that our current space is adequate for our needs for the foreseeable future.

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

On May 4, 1998, our common stock was approved for quotation on the NASD Over-the-Counter Bulletin Board under the trading symbol “OMDO.” On June 28, 2002, the trading symbol was changed to “OMDR.” On August 22, 2002, the trading symbol was changed to “KDCE.” The high and low bid quotations for our common stock were as follows for the periods below (as reported by OTCBB).

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2007	High Bid	Low Bid
1st Quarter	0.11	0.10
2nd Quarter	0.25	0.11
3rd Quarter	0.20	0.20
4th Quarter	0.20	0.16

Fiscal Year Ended on December 31, 2006	High Bid	Low Bid
1st Quarter	0.25	0.12
2nd Quarter	0.15	0.12
3rd Quarter	0.35	0.15
4th Quarter	0.15	0.10

As of December 31, 2007, the Company had approximately 2,400 shareholders of record. The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by Registrant and Affiliated Purchasers

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

	Years Ended on December 31,
	2007($)	2006($)	2005($)	2004($)	2003($)
Statement of Operations Data:
Operating Revenue	11,236,612	9,711,583	10,232,334	9,729,113	8,591,383
Operating Costs	4,097,847	3,638,738	3,811,044	3,433,558	3,022,364
Net Income (loss)	1,877,149	(46,211)	(1,698,282)	(1,254,592)	(1,940,591)
Income (Loss) per share—basic and diluted	0.75	(0.002)	(0.089)	(0.066)	(0.115)
Balance Sheet Data:
Current assets	7,295,632	5,936,771	6,954,257	8,143,067	8,129,906
Total assets	11,161,285	9,373,223	10,982,937	12,781,424	12,542,216
Current liabilities	6,570,530	6,745,302	8,436,284	8,726,637	7,457,171
Total liabilities	10,478,940	9,953,415	12,280,881	12,353,708	10,834,219
Total shareholders’ equity	520,002	(634,753)	(1,326,571)	393,925	1,707,997
	11,161,285	9,373,223	10,982,937	12,781,424	12,542,216

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

We are engaged in the business of child education, focusing on the publication and sale of kindergarten language school and primary school teaching materials and magazines. We also provide management and consulting services to our franchised kindergarten and language schools. Our teaching materials include books, audio tapes, video tapes, and compact discs. A major portion of our educational materials focuses on English-language education. We also sell educational tools and equipment that are complementary to our business. Our business originally started in Taiwan, and, in 2001, we began expanding our business into the PRC. We officially launched our operations in Shanghai in April 2002. As in Taiwan, we offer advanced teaching materials and tools and monthly magazines to provide children ranging from two to twelve years of age a chance to learn exceptional English-language and computer skills.

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

Revenue Recognition.

We recognize sales of teaching materials, educational tools, and equipment as revenue when title of the product and risk of ownership are transferred to the customer. Title of the product and risk of ownership are transferred to the customer at the time of delivery or when the goods arrive at the customer’s designated location, and they may vary depending on the associated shipping terms. Additionally, we deliver products sold by our distributors directly to the distributors’ customers. We recognize the delivered goods as revenue in a similar way as sales to our direct customers. We estimate sales returns and discounts based on historical experience and record them as reductions in revenues.

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

Fixed Assets and Depreciation.

Our fixed assets are stated at cost. Major improvements to existing facilities and equipment are capitalized. Expenditures for maintenance and repairs that do not extend the life of the applicable asset are charged to expense as incurred. Buildings are depreciated over a 50-year term. Fixtures and equipment are depreciated using the straight-line method over their estimated useful lives, which range from two-and-a-half to ten years.

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

As of December 31, 2007, the balance of our amortizable intangible assets was $538,638, including franchise-related intangible assets of $339,227 and copyrights of $199,411. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. As of December 31, 2007, the balance of goodwill was $197,043, which is amortized on a straight-line basis over estimated the useful lives of five years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period that the change incurred.

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

Currency Exchange Risk.

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

Results of Operations

Comparison of Fiscal Years 2007 and 2006

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchise income and other operating revenue. Total net operating revenues increased by $1,525,029, or 16%, to $11,236,612 for the year ended December 31, 2007 from $9,711,583 for the year ended December 31, 2006. The increase in revenue between the two years consisted of the increase in sales of goods of $897,132, franchise income of $125,117 and other operating revenues of $502,780.

Sales of goods. The increase in sales of goods, from $6,774,260 for fiscal year 2006 to $7,671,392 for fiscal year 2007, or 13%, was mainly due to the increase in net sales of goods generated from our PRC operations of $1,057,846, or 51%, to $3,136,881 for fiscal year 2007 from $2,079,035 for fiscal year 2006.

Franchise income. The increase in franchise income, from $2,080,551 for fiscal year 2006 to $2,205,668 for fiscal year 2007, or 6%, was mainly due to the increase in the number of our franchised schools established in the PRC. Franchise income for PRC increased by 219,121, or 31%, to $927,241 for fiscal year 2007 from $708,120 for fiscal year 2006.

Other operating revenue. Our other operating revenues represents revenue from other activities and services such as training of teachers, arranging for personal English-language tutors, organizing field trips and educational fairs, and collecting fees for designing the school layout of our franchised schools. Other operating revenue increased by $502,780, or 59%, to $1,359,552 for fiscal year 2007 from $856,772 for fiscal year 2006. The increase was mainly due to an increase in revenue generated from services rendered in connection with the construction and design layout of our franchised schools and sales of education-related equipment to our franchised schools in our Taiwan operations.

Gross Profit. Gross profit increased by $1,065,920, or 18%, to $7,138,765 for fiscal year 2007 from $6,072,845 for fiscal year 2006. The increase in gross profit was attributable to increase in operating revenue.

Total Operating Costs. Total operating costs increased by $459,109, or 13%, to $4,097,847 for fiscal year 2007 from $3,638,738 for fiscal year 2006. This increase was mainly due to costs associated with increased sales.

Other Operating Expenses. Other operating expenses decreased by $184,102, or 3%, to $5,342,216 for fiscal year 2007 from $5,526,318 for fiscal year 2006, principally due to decreases in expenditures to fund daily operations in our Taiwan operations.

Interest Expenses, Net. Net interest expenses decreased by $89,526, or 50%, to $90,299 for fiscal year 2007 from $179,825 for fiscal year 2006, primarily due to the reduction of loans due to officers and decreases in bank loans in 2007. Please refer to Note 13 in our Consolidated Financial Statements for more information.

Provision for Taxes. Provision for taxes for fiscal years 2007 and 2006 were $278,191 and $173,325, respectively. These provisions for income taxes mainly represent the use of net operating loss carry-forwards to offset the income generated for our operations in Taiwan and an increase in the valuation allowance charged against deferred tax assets generated from our PRC operations in order to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized.

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

Sales of goods. The decrease in sales of goods, from $7,020,532 for fiscal year 2005 to $6,774,260 for fiscal year 2006, or 4%, was mainly due to the decrease in net sales of goods generated from our Taiwan operations of $398,278, or 8% , to $4,695,786 for fiscal year 2006 from $5,094,064 for fiscal year 2005.

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

Interest Expenses, Net. Net interest expenses decreased by $57,063, or 24%, to $179,825 for fiscal year 2006 from $236,888 for fiscal year 2005, primarily due to the reduction of loans due to officers and decreases in bank loans in 2006. Please refer to Note 13 in our Consolidated Financial Statements for more information.

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

Liquidity and Capital Resources

Comparison of Fiscal Years 2007 and 2006

As of December 31, 2007, our principal sources of liquidity included cash and bank balances of $1,238,212, which decreased from $181,661 at December 31, 2006. The decrease in cash was mainly due to increase in new investment in our Shanghai operations.

Net cash provided by operating activities were $1,507,860 and $1,773,267 during fiscal year 2007 and 2006, respectively. Net cash provided by operating activities during fiscal year 2007 was primarily attributed to the increase in net income.

Net cash used in investing activities was $2,060,858 during fiscal years 2007 as compared to net cash provided by investing activities of $671,018 during fiscal years 2006. The $2,731,876 decrease is due to the acquisition of 100% interest in Jilin and Green Field, and a 55% interest in Lanbeisi in 2007.

Net cash provided by financing activities during fiscal year 2007 was $657,127 as compared to net cash used in financing activities of $1,583,939 during fiscal year 2006. The $2,241,066 increase was primarily attributable to proceeds from bank borrowings of $1,912,234 during fiscal year 2007, as compared to that of $213,357 during fiscal year 2006.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

 The Company, Higoal and its subsidiaries are collectively referred to as the “Group.” The following table represents the Group’s contractual obligations:

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(Thousand dollars)
Contractual obligations
Bank borrowing	2,965	1,213	1,752	—	—	—	—
Pension benefit	109	—	—	—	20	24	65
Operating leases	1,393	348	120	74	150	165	536
Total	4,467	1,561	1,872	74	170	189	601

Bank Borrowing. One of our financing sources is from bank borrowings. As of December 31, 2007 and December 31, 2006, the balances of bank borrowings, including current and non-current portions, were $2,965,310 and $1,787,360, respectively.

New Subsidiary Investment. On December 27, 2006, the Group established a wholly - owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Ltd. with registered total capital of RMB 1,200,000, in order to operate schools controlled by us in the PRC. As of December 31, 2007 KCEI had total registered capital of RMB2,000,000. We hope to increase the profit margin of the Group as a result of the formation of KCEI.

Pension Benefit. In accordance with the ROC Labor Standard Law, the Group maintains two different retirement plans: a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”), which commenced in September 2003 and only applies to the regular employees of KCIT whom were employed prior to June 2005. For further information, please refer to Note 16 to our Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are $44,010 and $64,703, respectively.

We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. We have a non-contributory and funded defined-benefit retirement plan (the “Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, as described in Note 16 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $44,010 and $64,703, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for fiscal years 2007, 2006, and 2005 amounted to $56,095, $77,750 and $51,007, respectively.

Operating Leases. We have entered into several non-cancelable lease arrangements for administrative office space, warehouse space, and sales offices for various lengths of time.

Going Concern

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. The Group has been aggressively expanding its business in the PRC, and the Shanghai operations were profitable as of December 31, 2006. We anticipate continued expansion of the market for its learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing. In order to increase its profit margin, the Group has operated direct-owned schools beginning since 2007. Due to the rapid expansion in Shanghai, the Group foresees additional need for funds in the near future to facilitate its expansion plans during 2008. As discussed in Note 13 to our Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their willingness to continue to support the Group until other sources of funds have been obtained. Moreover, management believes that, with continuous growth in the sales in the PRC, the existing directors’ support, and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

New Accounting Pronouncements

In July 2007, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” Effective for fiscal years beginning after December 15, 2007, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this standard as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2007, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This standard is applied when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the effect of the guidance contained in this standard and do not expect the implementation to have a material impact on our financial statements.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. We did not elect the fair value option under SFAS No. 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already fair valued. We will consider applying the fair value option to future transactions as provided by the standard. We do not expect SFAS No. 159 to have a material impact on our financial statements.

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations.” This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and non-controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on our current Consolidated Financial Statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2007, we have projected that, if interest rates were to increase by 1%, the result would be an annual increase in our interest expense of $21,438. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kid Castle and its subsidiaries including the notes thereto, together with the report thereon of Brock, Schechter & Polakoff, LLP, are presented beginning at page F-1 and are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2006, we engaged Brock, Schechter & Polakoff, LLP as our principal accountant and to audit our consolidated financial statements for the years ended December 31, 2005, 2006 and 2007.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our management’s evaluation; we conclude that as of December 31, 2007 our disclosure controls and procedures were ineffective. We are taking measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system is expected to complete its trial run period by the third fiscal quarter 2008 and become fully operational thereafter. The old system used by the Company will then be phased out. The phase-out period will involve the amalgamation of old data into the new ERP system, and training for staff on how to use the new ERP system. During the phase-out period, various functions and operations of the new ERP system will be operating in parallel with the old system.

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

We have acknowledged that in the past our internal controls and procedures previously in place by the Company were inadequate and gave rise to misappropriation of funds as disclosed in our Current Report on Form 8-K filed on June 23, 2006. Among other improvements, we began implementing a comprehensive ERP system that will improve the Company’s internal controls. The ERP system has been fully installed and the system has been running in parallel with the old system since 2007. Since the trial-run in January 2007 to the filing date of this current report Form 10-K, we have encountered various obstacles that prevented the ERP system from independently operating on its own. The obstacles, included the proper training and familiarization of personnel with the ERP system and detecting enhancements that needed to be made in the ERP system and to resolve such enhancements and issues that are identified during the course of training and system trial-runs. As a result, Management now expects the ERP system to be fully operational in the third fiscal quarter of 2008. The operation of the old system is scheduled to be terminated by August 31, 2008. The Company believes that full implementation of its new ERP System will prevent misappropriation of funds by Company employees because the ERP system will perform the following functions:

•	Maintain detailed records and produce comprehensive financial statements on a periodic basis allowing management to review and detect irregular financial activities;

•	Place different check-points on the progression of ordinary monetary activities of the business; and

•	Delineate individual and/departmental responsibilities and effectively separate respective departmental transactions so as to prevent occurrence of intentional misappropriation of funds.

In addition to implementing a new ERP system, the following additional procedures have been implemented:

•	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments;

•
All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level;

•	Fund transfer applications in the PRC must additionally be approved by the headquarters in Taiwan;

•	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement;

•
Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released; and

•	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

While we recognize that our internal controls and procedures were inadequate, we believe we have satisfactorily addressed these inadequacies by implementing the above changes, and now conclude that our internal control’s over financial reporting are effective

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company
Mr. Suang-Yi Pai	47	Chairman, Director and Acting Chief Financial Officer
Mr. Min-Tan Yang	42	Chief Executive Officer and Director
Mrs. Chin-Chen Huang	40	President of Shanghai Operations and Director
Mr. Ming-Tsung Shih	39	Director
Mr. Robert Theng	46	Director

*Age as at December 31, 2007.

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

Mr. Shih has served as a director since 2003. He is currently employed by Wuxi Paiho Textile Ltd. as a Financial Manager and part-time lecturer in Tunghai University.

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

Section 16(a) Beneficial Reporting Compliance

None

Audit Committee Financial Expert

Mr. Shih qualifies as an audit committee financial expert according to the standard set forth in Regulation S-K, item 407. While the entire Board of Directors served as the Company’s Audit Committee and assumed responsibility for reviewing the Company’s financial statements with the Company’s auditors during the fiscal year ended December 31, 2007, the two independent directors, Messrs. Shih and Theng, had separate reviewing sessions with the Company’s auditors to discuss and ensure the accuracy and reliability of the Company’s financial statements in addition to those sessions conducted with the full Board of Directors.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Please refer to Exhibit 14 for a copy of our Code of Ethics (English translation). We will provide a copy of our Code of Ethics, without charge, to any person who requests in writing to our corporate secretary at our principal executive offices.

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

In light of the financial distress of the Company in 2005, the Company’s CEO, Mr. Yang, and CFO, Mr. Pai, volunteered to receive nominal salary from the Company. In 2006, Messrs Yang’s and Pai’s annual base salaries were $18,509 and $18,190, respectively, which were substantially lower than the compensation paid to executives in similar positions at peer companies. In 2007, Messrs Yang’s and Pai’s annual base salaries were $72,524 and $54,225, respectively.

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

Linkage between compensation programs and Company objective and values. We link executive compensation closely with the Company objectives, which we believe are dependent on the level of employee engagement, operational excellence, cost management and profitability achieved. Currently, the primary quantifiable measurement of operational excellence for the Company is the achievement of profitability, which is directly related to increasing annual revenue. Executives’ annual performance evaluations are based in part on their achievement of the aforementioned goals and in part on revenue targets that may be established by the Board of Directors at the beginning of each fiscal year. The Board of Directors has not set a specific revenue goal for the award of bonuses for fiscal 2008. The Company currently does not have a defined non-equity incentive plan in place for its named executives. Instead, the disinterested members of the Board of Directors determine if any annual discretionary bonuses should be awarded to named executives in conjunction with the named executives’ annual performance evaluations. As indicated in the table below, during the last three fiscal years, the Board of Directors has not elected to award any annual discretionary bonuses to any named executives.

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

Governance practices concerning compensation. The Board of Directors has implemented a number of procedures that the Board follows to ensure good governance concerning compensation. These include setting CEO and CFO salaries, authorizing the CEO or the CFO to determine the salaries of presidents and vice presidents, including Mrs. Huang, President of Shanghai operations, establishing annual goals for the Company, reviewing proposals for stock incentive plans, exercising fiduciary responsibilities over retirement plans, overseeing management development and succession planning, and keeping adequate records of its activities.

Base Salary

Each executive’s base salary is initially determined with reference to competitive pay practices of peer companies (where such information is publicly available) and is dependent upon the executive’s level of responsibility and experience. The Board uses its discretion, rather than a formal weighting system, to evaluate these factors and to determine individual base salary levels. Thereafter, base salaries are reviewed periodically, and increases are made based on the Board of Director’s subjective assessment of individual performance, as well as the factors discussed above. In light of the financial distress of the Company in 2005, Mr. Pai and Yang volunteered to receive no salary payments from the Company. In 2006, Messrs Yang and Pai were awarded $18,509 and $18,190 annual salary packages, respectively. Ms. Huang, President of Shanghai Operations, is subject to a conditional payment arrangement for her base salary for fiscal year 2007. Under this arrangement, 20 percent of her base salary is withheld and paid only if the Company is able to maintain or exceed its revenue at the fiscal year 2006 level. In 2007, Messrs Yang and Pai have received annual base salaries in the amounts of $72,524 and $54,225, respectively.

To ensure that its overall compensation is competitive, the Company reviews executive compensation, including both base salary and variable compensation, with a range of peer companies that offer tuition services in the children education industry and have physical presence in the PRC and ROC. The data gathered on these business entities is publicly available information from industry specific resources and the World Wide Web. Please note, however, many of the Company’s peers are not publicly-traded companies and, as a result, only limited information regarding executive compensation is available. The English-language teaching and educational services industry in Asia is highly fragmented, varying significantly among different geographic locations and types of consumers. Our main competitors in Taiwan include Giraffe Language School, Joy Enterprise Organization, Jordan’s Language School, Gram English, and Hess Educational Organization. Our main competitors in the PRC include English First, New Oriental Educational & Technology Group, DD Dragon Education Organization and Only Education Group. More information regarding our main competitors in the PRC and ROC regions can be found under the heading “Competition” in Item 1, above.

Based on review of available information, our Board of Directors estimates that the range of salaries for chief executive officers of our peer companies is $90,000 to $144,000 annually.

Annual Discretionary Bonuses

In past years we have paid variable incentive compensation to our executives, however, due to the our overall performance in 2007, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Min-Tan Yang	2007	72,524	–	–	–	–	–	1,281	(i)	73,805
Chief Executive Officer
	2006	18,509	–	–	–	–	–	–		18,509

	2005	–	–	–	–	–	–	–		–
Mr. Suang-Yi Pai	2007	54,225	–	–	–	–	–	–		54,225
Chief Financial Officer and Chairman
	2006	18,190	–	–	–	–	–	–		18,190

	2005	–	–	–	–	–	–	–		–
Mrs. Chin-Chen Huang	2007	76,132	–	–	–	–	–	3,291	(ii)	79,423
President of Shanghai operation
	2006	70,565	–	–	–	–	–	3,746	(iii)	74,311

	2005	59,129	–	–	–	–	–	5,505	(iv)	64,634

Notes:

(i)
Estimated annual retirement benefits of Mr. Yang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $380, and accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $901.

(ii)
Estimated annual retirement benefits of Mrs. Huang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $1,528, and accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $1,763.

(iii)
Estimated annual retirement benefits of Mrs. Huang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $2,160, and accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $1,586.

(iv)
Estimated annual retirement benefits of Mrs. Huang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $3,582, and accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $1,923.

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2007. The Company has never granted any stock options.

Pension Plans

The Group maintains tax-qualified defined contribution and benefit retirement plan for its employees in accordance with ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued New Labor Retirement pension regulations in Taiwan. The Group has defined the new contribution retirement plan (the “New Plan”) covering all regular employees in KCIT, and KCIT contributes monthly an amount equal to 6% of its employees’ basic salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”), which commenced in September 2003 and only applies to the employees of KCIT who were employed prior to June 30, 2005, and KCIT contributes monthly an amount equal to 2% of its employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in Taiwan. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the relevant labor laws in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

PENSION BENEFITS

Name	Plan Name(i)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
CEO/PEO Mr. Min-Tan Yang	—	—	—	—
CFO/PFO Mr. Suang-Yi Pai	—	—	—	—
President of Shanghai operation Mrs. Chin-Chen Huang	Old and New	5	121,924	—

Notes:

(i)	The calculation of pension benefits under the Old Plan is applied prior to July 1, 2005 and calculation of pension benefits under the New Plan is applied after July 1, 2005.

Compensation Committee Report

As we do not have a compensation committee, the entire board of directors reviewed and discussed the Compensation Discussion and Analysis set forth above and agrees to its inclusion in this annual report on form 10-K.

Suang-Yi Pai
Min-Tan Yang
Chin-Chen Huang
Ming-Tsung Shih
Robert Theng

Director Compensation

The Company’s Bylaws provide that the Company’s directors may be paid their expenses and a fixed sum for attendance at meetings of the Board of Directors, may be paid a stated salary as a director, and no such payment shall preclude any director from serving the Company in any other capacity and receiving compensation therefore. Currently, each independent director is paid $609 (NT$20,000) for his attendance at each regular Board meeting.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Mr. Ming-Tsung Shih	5,115	—	—	—	—	—	5,115
Mr. Robert Theng	5,054	—	—	—	—	—	5,054

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner	Number of Shares	Percent of Class(1)
Mr. Suang-Yi Pai / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	4,841,377	19.36
Mr. Min-Tang Yang / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	9,165,538	36.66
Mrs. Chin-Chen Huang / No. 4, Alley 11, Lane 338, Dahu Road, Yingge Town, Taipei County 239, Taiwan, R.O.C.	5,000	0.02
Mr. Ming-Tsung, Shih / No. 29 Yongdong Street Yushun Villiage, Lukang Township Chang Hua, Taiwan, R.O.C.	—	—
Mr. Robert Theng / No. 3 Alley 21 Lane 36 Chieh Shou S. Rd. Changhua 500, Taiwan, R.O.C.	—	—
All officers and directors as a Group (5 persons)	14,011,915	56.02

Notes:

(1) Based on 25,000,000 shares of common stock outstanding as at December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In late 2005, our company experienced financial difficulties and was incapable of generating cash flows sufficient to sustain our operations. At the time, our board of directors approached Messrs. Pai and Yang for financial aid and management support. Mr. Pai, a director of the Company, was elected Chairman on November 2, 2005 and subsequently procured short-term loans for the Company from two third parties, Olympic Well International Ltd. (“ Olympic ”) and Chen-Chen Shih ("Shih"), payable in three months in the amount of approximately U.S.$690,000 and $60,000 respectively, with a 7% annual interest rate. Mr. Yang, who was elected as a director of the Company on November 2, 2005, loaned us approximately U.S.$1.05 million with a 7% annual interest rate. As of July 31, 2006, the remaining debt owed by the Company to Olympic and Shih was assigned to Mr. Pai pursuant to an Assignment Agreement dated as of August 1, 2006. On December 28, 2006, pursuant to the loan settlement and conversion agreement, the parties agreed to convert a portion of the loans to stock at a conversion price of $0.15 per share and to issue promissory notes to the remaining amount. The promissory notes are due in one year and have an annual interest rate of 7%. These transactions are summarized in the following table:

	Outstanding Principal as of 12/28/2006 ($)	Amount of Residual Promissory Note ($)	Promissory Note Due Date	Promissory Note Interest Rate	Principal converted to Common Stock ($0.15/share)	Shares of Common Stock
Mr. Suang-Yi Pai	407,725	107,680	12/27/2007	7%	300,045	2,000,297
Mr. Min-Tang Yang	840,789	240,789	12/27/2007	7%	600,000	4,000,000

As of December 31, 2007, the remaining outstanding principal and accrued interest on the notes $374,715 was fully repaid in cash.

Policy and Procedures with Respect to Related Person Transactions

We recognize that Related Person Transactions (defined as transactions, arrangements or relationships in which we were, are or will be a participant and the amount involved exceeds $10,000, and in which any Related Person (defined below) had, has or will have a direct or indirect interest) may raise questions among shareholders as to whether those transactions are consistent with the best interests of the Company and its shareholders. It is our policy to enter into or ratify Related Person Transactions only when the Board of Directors determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders, including but not limited to situations where we may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when we provide products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

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

In our review of any Related Person Transactions, the Board of Directors must consider all of the relevant facts and circumstances available to it, including (if applicable) but not limited to: the benefits to the Company; the impact on a director’s independence in the event the Related Person is a director, an immediately family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. No member of the Board of Directors may participate in any review, consideration or approval of any Related Person Transaction with respect to which such member or any of his or her immediate family members is the Related Person. The Board of Directors will approve or ratify only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Board of Directors determines in good faith. The Board of Directors will convey the decision to the Chief Executive Officer or the Chief Financial Officer, who will convey the decision to the appropriate persons within the Company.

Director Independence

Based on the standard for director independence set forth in the American Stock Exchange, Company Guide, Messrs. Shih and Theng are independent directors. Messrs. Pai, Yang, and Huang are not independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Audit Fees

The total audit fees incurred for years 2006 and 2007 amounted to $136,325 and $121,026, respectively.

 Audit-Related Fees

No audit-related fees were incurred in 2006 or 2007.

 Tax Fees

The fees incurred for engaging tax advisors for years 2006 and 2007 amounted to US$13,000 and $15,000, respectively.

All Other Fees

None

Approval of Audit Services

The Board of Directors, in its audit committee function, approves all audit and non-audit services by its registered accountant. The Board does not engage such services pursuant to pre-approval policies.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed.

(1) Consolidated Financial Statements

The consolidated financial statements of Kid Castle Educational Corporation and its subsidiaries including the notes thereto, together with the report thereon of Brock, Schechter & Polakoff, LLP, are presented beginning at page F-1.

(2) Summary of Quarterly Results

	1Q		2Q		3Q		4Q		For the Year
	2007 ($)	2006 ($)	2007 ($)	2006 ($)	2007 ($)	2006 ($)	2007 ($)	2006 ($)	2007 ($)	2006($)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenue
Sales of Goods	2,434,158	2,220,496	1,262,190	1,309,033	2,935,660	2,573,101	1,039,384	671,630	7,671,392	6,774,260
Franchise income	553,492	506,547	536,686	688,141	552,254	831,805	563,236	54,058	2,205,668	2,080,551
Other operating revenue	253,310	245,484	84,277	(70,988)	620,038	307,698	401,927	374,578	1,359,552	856,772
Total net operating revenue	3,240,960	2,972,527	1,883,153	1,926,186	4,107,952	3,712,604	2,004,547	1,100,266	11,236,612	9,711,583
Operating costs
Cost of goods sold	(916,655)	(807,487)	(613,973)	(562,738)	(1,264,881)	(987,402)	(359,000)	(327,023)	(3,154,509)	(2,684,650)
Cost of franchising	(101,142)	(80,125)	(10,643)	(91,242)	(232,124)	(83,107)	(107,560)	(83,512)	(451,469)	(337,986)
Other operating costs	(48,582)	(42,251)	(147,784)	(39,326)	(238,917)	(527,095)	(56,586)	(7,430)	(491,869)	(616,102)
Total operating costs	(1,066,379)	(929,863)	(772,400)	(693,306)	(1,735,922)	(1,597,604)	(523,146)	(417,965)	(4,097,847)	(3,638,738)
Gross profit	2,174,581	2,042,664	1,110,753	1,232,880	2,372,030	2,115,000	1,481,401	682,301	7,138,765	6,072,845
Advertising costs	(18,085)	(2,541)	(88)	(14,747)	(2,842)	(2,296)	(8,226)	(2,249)	(29,241)	(21,833)
Other operating expenses	(1,282,732)	(1,415,130)	(1,099,786)	(1,429,510)	(1,463,233)	(1,379,880)	(1,496,465)	(1,301,798)	(5,342,216)	(5,526,318)
Income (loss) from operations	873,764	624,993	10,879	(211,377)	905,955	732,824	(23,290)	(621,746)	1,767,308	524,694
Interest expenses, net	(21,669)	(33,373)	(20,948)	(86,752)	(18,161)	(31,632)	(29,521)	(28,068)	(90,299)	(179,825)
Share of income (loss) of investments	11,468	(8,594)	4,521	(491)	39,253	(10,915)	(28,235)	(19,489)	27,007	(39,489)
Loss on write-off of investment	0	0	0	0	0	0	0	0		0
Other non-operating income, net	132,601	(37,735)	238,628	38,910	(24,151)	77,719	205,533	(232,697)	552,611	(153,803)
Income(loss) before income taxes	996,164	545,291	233,080	(259,710)	902,896	767,996	124,487	(902,000)	2,256,627	151,577
Benefit (provision) for taxes	(172,942)	(168,481)	(20,069)	(18,428)	(150,545)	(62,552)	65,365	76,136	(278,191)	(173,325)
Net income (loss) from operations	823,222	376,810	213,011	(278,138)	752,351	705,444	189,852	(825,864)	1,978,436	(21,748)
Minority interest income	(43,520)	(18,951)	(5,384)	5,359	(45,847)	(41,731)	(6,536)	30,860	(101,287)	(24,463)
Net income(loss)	779,702	357,859	207,627	(272,779)	706,504	663,713	183,316	(795,004)	1,877,149	(46,211)
Earnings (loss) per share—basic and diluted	0.031	0.019	0.008	(0.014)	0.03	0.03	0.007	(0.03)	0.75	(0.002)
Weighted-average shares used to compute earnings per share—basic and diluted	25,000,000	18,999,703	25,000,000	18,999,703	25,000,000	18,999,703	25,000,000	25,000,000	25,000,000,	25,000,000

(3) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Accounts receivable

Allowance for doubtful accounts and sales returns

	Balance at Beginning of Year ($)	Charged to Expenses ($)	Write-Offs and Others ($)	Translation Adjustments ($)	Balance at End of Year ($)
2005	196,188	604,928	―	(48,634)	752,482
2006	752,482	356,871	―	1,032	1,108,321
2007	1,108,321	35,151	(749,506)	59,954	453,920

Inventory

Provision for loss on inventory obsolescence and slow-moving items

	Balance at Beginning of Year ($)	Charged (Credit) to Costs ($)	Translation Adjustments ($)	Balance at End of Year ($)
2005	775,737	5,403	(26,689)	754,451
2006	754,451	17,755	(5,492)	777,698
2007	777,698	(451,846)	(1,644)	324,208

Deferred income tax assets

Valuation allowance for deferred income tax assets — current

	Balance at Beginning of Year ($)	Charged (Credit) to Costs ($)	Translation Adjustments ($)	Balance at End of Year ($)
2005	624,489	261,670	(130,941)	755,218
2006	755,218	(611,059)	5,537	149,696
2007	149,696	71,808	―	221,504

Valuation allowance for deferred income tax assets — non current

	Balance at Beginning of Year ($)	Charged (Credit) to Costs ($)	Translation Adjustments ($)	Balance at End of Year ($)
2005	42,619	36,152	193,805	272,576
2006	272,576	(30,696)	1,998	243,878
2007	243,878	(88,220)	―	155,658

(b) Exhibits.

The exhibits filed with this annual report on Form 10-K are listed in the Exhibit Index that follows the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KID CASTLE EDUCATIONAL CORPORATION

By:	/s/Min-Tan Yang
	Name:	Min-Tan Yang
	Title:	Chief Executive Officer
Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Min-Tan Yang
Min-Tan Yang	Director and President (Principal Executive Officer)	March 31, 2008

/s/ Suang-Yi Pai
Suang-Yi Pai	Director, Chief Financial Officer and Chairman (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Chin-Chen Huang
Chin-Chen Huang	Director	March 31, 2008

/s/ Ming-Tsung Shih
Ming-Tsung Shih	Director	March 31, 2008

/s/ Robert Theng
Robert Theng	Director	March 31, 2008

Exhibit Index

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
3.1	Articles of Incorporation	Form 10-K filed March 8, 2007	3.1

3.2	Bylaws	Form 10-Q/A filed August 17, 2004	3.1
10.1	Complete translation of Approval notification from Chang Hwa Bank Co., Ltd., for loan extension on October 18, 2007

10.2	Guarantee agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (Borrower), Min-Tan Yang (Guarantor) and Suang-Yi Pai (Guarantor) on April 13, 2006

10.3
Acknowledgement of loan, Loan Agreement by and between First Sino Bank and Kid Castle Educational Software Development Co., Ltd and guarantee by Kid Castle Internet Technology Corporation (Guarantor) and Min-Tan Yang (Guarantor) on April 20, 2007

10.4
Acknowledgement of loan, loan Agreement by and between Union Bank of Taiwan and Kid Castle Internet Technology Corporation and guarantee by Min-Tan Yang (Guarantor) and Suang-Yi Pai (Guarantor) on November 26, 2007

10.5
Equity Transfer Agreement, by and between Sichuan Province Education Institutional Service Center (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on June, 30, 2007

10.6	Equity Transfer Agreement, by and between LANBEISI Education & Culture Industrial Co., Ltd (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on May 10, 2007

10.7
Equity Transfer Agreement, by and among Ai-Tung Sun (Transferor), Ying-Ji Lu (Transferor), Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) and Kid Castle Educational Software Development Co., Ltd (Transferee) on April 2, 2007

10.8	Equity Transfer Agreement, by and between Hsin-Pei Sheng (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on June 1, 2007

14	Code of Ethics	Form 10-K filed April 15, 2005	14

21	Subsidiaries of the Company	Form 10-KSB filed March 30, 2004	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kid Castle Educational Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholders
Kid Castle Educational Corporation
Taipei, Taiwan ROC

We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation and its Subsidiaries (the “Company”) as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has suffered previous losses from operations and has a small capital equity that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Brock, Schechter & Polakoff, LLP
Buffalo, New York
March 28, 2008

Kid Castle Educational Corporation
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(Expressed in US Dollars)
ASSETS
Current assets
Cash and bank balances	$1,238,212	$1,419,873
Bank fixed deposits - pledged (Note 13)	363,562	75,210
Notes and accounts receivable, net (Notes 3 and 20)	2,453,868	2,001,145
Inventories, net (Note 4)	2,008,739	1,636,020
Other receivables (Notes 5 and 20)	88,139	127,062
Prepayments and other current assets (Note 6)	542,794	141,620
Pledged notes receivable (Note 13)	557,983	430,415
Deferred income tax assets (Note 7)	42,335	105,426

Total current assets	7,295,632	5,936,771
Deferred income tax assets (Note 7)	50,481	49,909
Interest in associates (Note 8)	58,625	33,295
Property and equipment, net (Note 10)	2,312,065	1,755,992
Intangible assets, net of amortization (Note 11)	572,005	538,638
Long-term notes receivable	420,636	812,809
Pledged notes receivable (Note 13)	183,453	13,851
Other assets	268,388	231,958

Total assets	$11,161,285	$9,373,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank borrowings ― short-term and maturing within one year (Note 13)	$1,212,534	$808,037
Notes and accounts payable (Note 20)	389,639	925,577
Accrued expenses (Note 12)	985,764	975,396
Amounts due to officers (Note 20)	-	355,653
Other payables	573,237	381,647
Deposits received (Note 14)	912,535	752,597
Receipts in advance (Note 15)	2,372,403	2,402,624
Income tax payable (Note 7)	$124,418	$143,771

Total current liabilities	6,570,530	6,745,302
Bank borrowings maturing after one year (Note 13)	1,752,776	979,323
Receipts in advance (Note 15)	1,034,260	1,275,638
Deposits received (Note 14)	680,694	629,165
Deferred liability	38,787	36,624
Accrued pension liabilities (Note 16)	401,893	287,363

Total liabilities	10,478,940	9,953,415

Commitments and contingencies (Note 17)
Minority interest	162,343	54,561
Shareholders’ equity
Common stock, no par share (Note 18):
60,000,000 shares authorized; 25,000,000 shares issued and outstanding at December 31, 2007 and 2006.	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit (Note 19)	(7,179,418)	(9,056,567)
Accumulated other comprehensive loss	(932,027)	(330,713)
Net loss not recognized as pension cost	(220,032)	(98,952)

Total shareholders’ equity (deficit)	520,002	(634,753)

Total liabilities and shareholders’ equity	$11,161,285	$9,373,223

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(Expressed in US Dollars)
Operating revenue (Note 22)
Sales of goods	$7,671,392	$6,774,260	$7,020,532
Franchise income	2,205,668	2,080,551	2,289,655
Other operating revenue	1,359,552	856,772	922,147

Net operating revenue	11,236,612	9,711,583	10,232,334

Operating costs (Note 22)
Cost of goods sold	(3,154,509)	(2,684,650)	(2,732,152)
Cost of franchising	(451,469)	(337,986)	(496,700)
Other operating costs	(491,869)	(616,102)	(582,192)

Total operating costs	(4,097,847)	(3,638,738)	(3,811,044)

Gross profit	7,138,765	6,072,845	6,421,290
Advertising costs	(29,241)	(21,833)	(91,143)
Other operating expenses	(5,342,216)	(5,526,318)	(6,588,923)

Profit (loss) from operations	1,767,308	524,694	(258,776)
Interest expense, net (Note 13)	(90,299)	(179,825)	(236,888)
Share of profit (loss) of investments	27,007	(39,489)	(54,802)
Other non-operating income (loss), net	552,611	(153,803)	(676,458)

Profit (loss) before income taxes and minority interest income	2,256,627	151,577	(1,226,924)
Income taxes (expense) benefit (Note 7)	(278,191)	(173,325)	(477,297)

Income (loss) after income taxes	1,978,436	(21,748)	(1,704,221)
Minority interest income	(101,287)	(24,463)	5,939

Net income (loss)	$1,877,149	$(46,211)	$(1,698,282)

Income (loss) per share — basic and diluted	$0.075	$(0.002)	$(0.089)

Weighted-average shares used to compute loss per share — basic and diluted	$25,000,000	$25,000,000	$18,999,703

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional			Accumulated Other	Net loss not recognized
	Number of Shares	Amount	Paid-In Capital	Legal Reserve	Accumulated Deficit	Comprehensive Loss	as pension cost	Total
	(Expressed in US Dollars)
Balance, January 1, 2005	18,999,703	$7,669,308	$194,021	$65,320	$(7,312,074)	$(222,650)	—	$393,925

Net loss for 2005	—	—	—	—	(1,698,282)	—	—	(1,698,282)
Cumulative translation adjustment	—	—	—	—	—	(22,214)	—	(22,214)
Comprehensive loss								(1,720,496)
Balance, December 31, 2005	18,999,703	7,669,308	194,021	65,320	(9,010,356)	(244,864)	—	(1,326,571)

Net loss for 2006	—	—	—	—	(46,211)	—	—	(46,211)
Cumulative translation adjustment	—	—	—	—	—	(85,849)	—	(85,849)
Comprehensive loss								(132,060)
Repayment of a liability by issuance of common stock	6,000,297	922,830	—	—	—	—	—	922,830
Net loss not recognized as pension cost	—	—	—	—	—	—	(98,952)	(98,952)
Balance, December 31, 2006	25,000,000	8,592,138	194,021	65,320	(9,056,567)	(330,713)	(98,952)	(634,753)
Net income for 2007	—	—	—	—	1,877,149	—	—	1,877,149
Cumulative translation adjustment	―	―	―	―	―	(601,314)	—	(601,314)
Comprehensive income								1,275,835
Net loss not recognized as pension cost	―	―	―	―	―	―	(121,080)	(121,080)
Balance, December 31, 2007	25,000,000	8,592,138	194,021	65,320	(7,179,418)	(932,027)	(220,032)	520,002

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Expressed in US Dollars)
Cash flows from operating activities
Net income (loss)	$1,877,149	$(46,211)	$(1,698,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of property and equipment	253,620	215,249	299,884

Write-off of Goodwill	20,909	―	―
Amortization of intangible assets	164,488	166,106	167,945
Allowance for sales returns	3,509	(20,814)	(30,220)
Allowance for doubtful debts	31,642	363,687	604,928
Provision (reversal of) for loss on inventory obsolescence and slow-moving items	(451,846)	17,755	5,403
Share of loss of investments in associates	(27,007)	39,489	―
Loss on write-off of an investment	―	―	54,802
Loss (gain) on disposal of property and equipment	2,737	―	11,363
Minority interest income	101,287	24,463	(4,089)
(Increase)/decrease in:
Notes and accounts receivable	(44,243)	(362,561)	(1,090,681)
Inventories	106,841	431,898	819,533
Other receivables	239,323	743,006	387,069
Prepayments and other current assets	(373,143)	273,531	51,907
Deferred income tax assets	62,555	(35,164)	261,670
Other assets	50,875	336,099	30,029
Increase/(decrease) in:
Notes and accounts payable	(410,869)	(600,254)	(70,890)
Accrued expenses	(7,240)	425,041	(127,811)
Other payables	57,134	(900,934)	(719,516)
Receipts in advance	(319,692)	169,592	(8,420)
Income taxes payable	(19,885)	20,438	29,263
Deposits received	201,194	512,377	(288,778)
Accrued pension liabilities	(11,478)	474	19,641
Net cash (used in) provided by operating activities	1,507,860	1,773,267	(1,295,250)

Cash flows from investing activities

Amount due from goodwill	(215,396)	―	―
Purchase of property and equipment	(329,085)	(149,424)	(203,030)
Proceeds from disposal of property and equipment	119	―	202,822
Net cash acquired from acquisition of subsidiary	58,834	―	―

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,
	2007	2006	2005
	(Expressed in US Dollars)
Change in investments in associated company	(140,437)	―	―
Amount due from shareholder/director	―	―	977,838
Prepayment of long-term investments	(859,797)	―	―
Acquisition of long-term investments	―	―	―
Bank fixed deposits — pledged	(284,201)	46,593	166,827
Pledged notes receivable	(290,895)	773,849	369,807
Advance to ex-CFO (Note 20 B(x)2)	―	―	(2,953,337)
Repayments of advance to ex-CFO (Note 20 B(x)2)	―	―	2,953,337

Net cash (used in) provided by investing activities	(2,060,858)	671,018	1,514,264

Cash flows from financing activities

Proceeds from bank borrowings	$1,912,234	$213,357	$3,067,111
Repayment of bank borrowings	(759,304)	(1,609,571)	(4,068,179)
Repayment of capital leases	―	―	(8,536)
(Repayment of loan) borrowings from officers/shareholders	(495,803)	(1,110,555)	1,271,800
Issuance of common stock	―	922,830	―

Net cash provided by financing activities	657,127	(1,583,939)	262,196

Net increase (decrease) in cash and cash equivalents	104,129	860,346	481,210
Effect of exchange rate changes on cash and cash equivalents	(285,790)	(53,864)	(81,383)
Cash and cash equivalents at beginning of year	1,419,873	613,391	213,564

Cash and cash equivalents at end of year	$1,238,212	$1,419,873	$613,391

Supplemental disclosure of cash flow information

Interest paid	$95,300	$107,696	$236,978

Income taxes paid	$283,397	$169,797	$177,920

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

On March 9, 2001, KCIT formed a wholly-owned subsidiary, Premier Holding Investment Property Limited incorporated in the British Virgin Islands, which held the entire common stock of Higoal Developments Ltd. (Higoal) incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited (KCES) in the People’s Republic of China (the PRC). The existing operations of Higoal are principally located in Taiwan and are being expanded in the PRC. In June 2002, after KCIT undertook a series of group restructurings, KCIT became the direct owner of the outstanding shares of Higoal. Premier Holding Investment Property Limited was then liquidated in June 2003.

On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the shareholders of KCIT in exchange for 100% of the outstanding common stock of KCIT. As a result of this reorganization, KCIT became a wholly owned subsidiary of Higoal. On October 1, 2002, Kid Castle Educational Corporation (the Company), formerly King Ball International Technology Limited Corporation entered into an exchange agreement with Higoal whereby the Company issued to the shareholders of Higoal 11,880,000 shares of common stock of the Company in exchange for 100%of the issued and fully paid up capital of Higoal.

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

In July 2003, KCES entered into an agreement with 21st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (Culture Media). It was agreed that KCES and 21st Century Publishing House each would own 50% ownership and that each party would contribute RMB1 million for the incorporation. On July 2, 2004, KCES acquired an additional 40% of Culture Media’s ownership from 21st Century Publishing House. KCES now owns 90% of Culture Media.

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (‘KCEI”) in the People’s Republic of China (the PRC), with registered total capital of RMB1,200,000, in order to operate schools controlled by us in the PRC. As of December 31, 2007, KCEI had total registered capital of RMB2,000,000.

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

Foreign Currency Translation and Transactions

The functional currency of the Company is U.S. dollars and the financial records are maintained and the financial statements are prepared in U.S. dollars. The functional currency of Higoal and its subsidiary, KCIT, is New Taiwan Dollars (“NT$”) and the financial records are maintained and the financial statements are prepared in NT$. The functional currency of KCES, Culture Media and KCEI is Renminbi (“RMB”) and the financial records are maintained and the financial statements are prepared in RMB.

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

For the purpose of preparing the Group’s consolidated financial statements, the statement of operations of KCES prepared in RMB has been translated at the average exchange rates of NT$4.318 = RMB1.00 (2006: NT$4.045 = RMB1.00; 2005:NT$3.926 RMB1.00) and the balance sheet expressed in RMB has been translated at the exchange rate of NT$4.399 = RMB 1.00 (December 31, 2006: NT$4.177 = RMB1.00; December 31, 2005:NT$4.069=RMB1:00) existing on December 31, 2007. Translation adjustments are included as a component of shareholders’ equity.

For presentation of the Group’s consolidated financial statements, the consolidated statement of operations and consolidated statement of cash flows of Higoal prepared in NT$ have been translated at the average exchange rate of US$1.00 = NT$32.8427 (2006: US$1.00 = NT$32.523; 2005:US$1:00 = NT$32.167; 2004: US$1.00 = NT$33.42) and the consolidated balance sheet of Higoal expressed in NT$ have been translated at the exchange rate of US$1.00 = NT$32.417 (December 31, 2006: US$1.00 =NT$32.596; December 31, 2005:US$1:00 = NT$32.835. Translation adjustments are included as a component of shareholders’ equity.

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

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2007, 2006, and 2005 because of the relatively short-term maturity of these instruments.

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to potential common shares. For the years ended December 31, 2007, 2006, and 2005, the Group did not have any potential common shares.

Reclassification

The presentation of certain prior information has been reclassified to conform to current presentation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”. Effective for fiscal years beginning after December 15, 2006, this interpretation provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have adopted this standard as of January 1, 2007. The adoption did not have a significant impact on our financial statements.

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierachy, segregating measurements using quoted prices in active markets for identical assets and liabilities, significant other observable inputs, and significant unobservable inputs. This standard applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. This standard will affect our fair value disclosures, however it is not expected to have a material impact on our financial condition or results of operations

In February 2007, the FASB released SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liablities at fair value, with corresponding gains and losses recognized in current earnings. We did not elect the fair value option under SFAS No. 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already accounted for at fair value. We will consider applying the fair value option to future transactions as provided by the standard. We do not expect SFAS No. 159 to have a material impact on our financial statements.

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations.” This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and noncontrolling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on our current Consolidated Financial Statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

NOTE 3 — NOTES AND ACCOUNTS RECEIVABLE

	December 31, 2007	December 31, 2006

Accounts receivable
— Third parties	$2,757,425	$2,995,538
— Related parties (Note 20 B(v))	150,363	113,928

Total	2,907,788	3,109,466
Less: Allowance for doubtful accounts and sales returns (Note)	(453,920)	(1,108,321)

Notes and accounts receivable, net	$2,453,868	$2,001,145

Note: The total allowance for doubtful accounts and sales returns for the year ended December 31, 2007 amounted to US$453,920. Of this total, the allowance for sales returns was US$10,299, and allowance for doubtful accounts was US$443,621. The allowance for sales returns in the amount of US$10,299 is calculated based on historical operations in the ROC and allowance for doubtful accounts in the amount of US$443,621 is attributable to other debtors of the Company. The estimate of allowance for doubtful debt is made based on a percentage ageing analysis, whereby 100% of overdue receivables in our ROC operations exceeding 365 days are recognized as a doubtful account. Allowance for doubtful accounts in our operations in the PRC region are recognized in two categories with varying percentages based on the number of days overdue. The categories are (1) overdue between 181 and 365 days (based on an analysis of the financial strength of each customer, a discount ranging between 10% and 80% is assigned) and (2) overdue exceeding 365 days , which are revised at 100%.

NOTE 4 —INVENTORIES

	December 31, 2007	December 31, 2006

Work in progress	$180,985	$145,110
Finished goods and other merchandise	2,151,962	2,268,608

	2,332,947	2,413,718
Less: Allowance for obsolete inventories	(324,208)	(777,698)

	$2,008,739	$1,636,020

NOTE 5 —OTHER RECEIVABLES

	December 31, 2007	December 31, 2006

Tax paid on behalf of landlord	$—	$—
Advances to staff	87,188	55,438
Receivables from Shanghai Wonderland Educational Resources Co., Ltd. (“Shanghai Wonderland”) (Note i)	—	381,092
Bank pledged deposits	—	—
Other receivables	633	42,480
Less : Allow for doubtful accounts	—	(381,092)

	87,821	97,918
Other receivables — related parties (Note 20 B(vi))	318	29,144

	$88,139	$127,062

Note:

(i)
Shanghai Wonderland was a distributor of the Group. The Group loaned Shanghai Wonderland RMB450,000 (approximately $54,000), RMB500,000 (approximately $60,000), and RMB2,500,000 (approximately $310,000) for operations in December 2003, July 2005 and August 2005, respectively. The identified loans were unsecured and bore no interest. Shanghai Wonderland has fully repaid the loan of RMB450,000 in December 2004 and January 2005. As of December 31, 2007, Shanghai Wonderland still owes the Group a balance of RMB3,000,000 (approximately $403,595). This amount has been written off in 2007.

NOTE 6 - PREPAYMENTS AND OTHER CURRENT ASSETS

	December 31, 2007	December 31, 2006

Prepayments	$523,199	$139,582
Temporary payments	15,598	1,084
Prepaid interest	2,713	54
Others	1,284	900

	$542,794	$141,620

NOTE 7 -INCOME TAXES

The income taxes of the Group are substantially attributable to the operations in Taiwan and the PRC whose statutory tax rates are 25% and 15%, respectively.

	Years Ended December 31,
	2007	2006	2005

Income taxes expense (benefit) consisted of:
Income taxes	$215,636	$143,771	$232,086
Deferred income taxes	62,555	29,554	208,343
Tax on undistributed earnings (Note 18)	―	—	36,868

	$278,191	$173,325	$477,297

The principal differences between taxes on income computed at the applicable statutory income tax rate in Taiwan and recorded income tax (benefit) expense are as follows:

	Years Ended December 31,
	2007	2006	2005

Income taxes (benefit) expense calculated on applicable statutory tax rates	$92,165	$(64,236)	$(67,397)
Lower effective income tax rates of other countries	21,013	8,446	97,185
Valuation allowance	―	—	353,705
Non-taxable income	―	—	—
Non-deductible expenses	165,013	229,115	56,936
Tax on undistributed earnings	―	—	36,868

Income taxes expense (benefit) as recorded in statement of operations	$278,191	$173,325	$477,297

Significant components of the estimated deferred income tax assets as of December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006

Deferred income tax assets - current assets
Allowance for sales returns and discounts	$2,589	$1,690
Allowance for doubtful debts	592	4,368
Allowance for obsolete inventories	37,475	99,367
Future benefit of tax losses	221,504	149,697
Others	1,679	—

	263,839	255,122
Less: Valuation allowance	(221,504)	(149,696)

	$42,335	$105,426

Deferred income tax assets - non-current assets
Provision for pension fund	46,625	46,074
Amortization of intangible assets	155,658	243,878
Provision for diminution in value of long-term investment	3,856	3,835

	206,139	293,787
Less: Valuation allowance	(155,658)	(243,878)

	$50,481	$49,909

Total deferred income tax assets	$92816	$155,335

At December 31, 2005, KCES had net operating losses of approximately US$997,982, available to be carried forward to offset future taxable income which will expire in 2010.

The Company’s net operating loss carry forwards to offset future taxable income is insignificant.

NOTE 8 -INTEREST IN ASSOCIATES

	December 31, 2007	December 31, 2006

21 st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$101,787	$96,111
Share of loss	(39,641)	(52,091)

	$62,146	$44,020

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$95,000	$89,704
Share of loss	(98,521)	(104,693)

	$(3,521)	$(14,989)

Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”) (Note (iii))
Investment cost	$—	$46,133
Share of loss	—	(41,869)

	$—	$4,264

	$58,625	$33,295

Notes:

(i)
In October 2003, the Group obtained the government’s approval to co-found Education Center with 21 st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB1,500,000, and KCES and 21 st Century Publishing House each owns 5 0 %   of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the year ended December 31, 2007, the Group recognized investment income of $15,040 and recognized an investment loss of $9,759 for the year ended December 31, 2006, accounted for under the equity method, in Education Center.

(ii)
On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, 2007, the Group recognized investment income of $11,967 and recognized an investment loss of $21,164 for the year ended December 31, 2006, accounted for under the equity method, in Tianjin Consulting.

(iii)
On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd. in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45 % and 10 % interests in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. On May 10, 2007 and June 30, 2007, the Group signed a equity transfer agreement with Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center, respectively, to acquire their interests of 45% and 10% in Lanbeisi, respectively.

As of December 31, 2007, the Group acquired 100% of Sichuan Lanbeisi Kid Castle Education Development Co., Ltd, which became a consolidated entity. (Please refer to Note 9 to our condensed consolidated financial statements for more information.)

NOTE 9 — ACQUISITION

Jilin Kid Castle Educational Investment Development Ltd (“Jilin KCEI”) was established in September 2002. In March 2007, the Group entered into an equity transfer agreement with third parties to acquire 100% ownership in Jilin KCEI. In May 2007, pursuant to this equity transfer agreement, KCES and KCEI, the Group’s wholly owned PRC subsidiaries, acquired, respectively, 49% and 51% of Jilin KCEI from the third parties for the purchase price of $570,003 (RMB4,200,000). The acquisition is expected to increase the Group’s profit margin and competitive position in the PRC. As of September 30, 2007, the Group owns 100% of Jilin KCEI, which became a consolidated entity. The fair value of Jilin KCEI’s net assets as of May 1, 2007 are $510,038. The difference between the purchase price and the fair value of Jilin KCEI’s net assets was $59,965, which was accounted for as goodwill.

On April 28, 2004, the Group signed a joint venture agreement with Lanbeisi Education & Culture Industrial Co., Ltd in Sichuan Province, PRC and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC. Pursuant to this joint venture agreement, the Group, Lanbeisi Education & Culture Industrial Co., Ltd and Sichuan Province Education Institutional Service Center own, respectively, 45%, 45% and 10% of Sichuan Lanbeisi Kid Castle Education Development Co., Ltd (“Lanbeisi”). On May 10, 2007, the Group signed an equity transfer agreement with Lanbeisi Education & Culture Industrial Co., Ltd in Sichuan Province, PRC to acquire it’s interests of 45% in Lanbeisi for the purchase price of $43,429 (RMB320,000). Pursuant to this equity transfer agreement, the Group and Sichuan Province Education Institutional Service Center in Sichuan Province, PRC own, respectively, 90% and 10% of Lanbeisi. On June 30, 2007, the Group signed an equity transfer agreement with Sichuan Province Education Institutional Service Center in Sichuan Province, PRC for the purchase price of $10,857 (RMB80,000). Pursuant to this equity transfer agreement the Group acquired 100% of Lanbeisi. The Group’s Management believes that the acquisition is beneficial to our expansion development in Sichuan Province, PRC. As of December 31, 2007, the Group owns 100% of Lanbeisi, which became a consolidated entity. The fair value of Lanbeisi’s net liabilities as of July 31, 2007 was $37,011. The difference between the purchase price and the fair value of Lanbeisi’s net assets was $74,642, which was accounted for as goodwill.

On June 1, 2007, the Group entered into an equity transfer agreement with a third party to acquire 100% ownership in Xian Yanta Green Field Preschool for the purchase price of $339,287(RMB2,500,000). The fair value of Xian Yanta Green Field Preschool’s net assets as of July 31, 2007 was $255,667. The difference between the purchase price and the fair value of Xian Yanta Green Field Preschool’s net assets was $83,620, which was accounted for as goodwill. The Group’s Management believe that the acquisition enables the Group to expand its business into the Xian Province, PRC.

NOTE 10 —PROPERTY AND EQUIPMENT

	December 31, 2007	December 31, 2006

Freehold land	$566,691	$563,579
Buildings	925,440	920,358
Furniture and fixtures	1,485,235	773,009
Transportation equipment	231,791	189,542
Miscellaneous equipment	372,874	329,612

	3,582,031	2,776,100
Less: Accumulated depreciation	(1,269,966)	(1,020,108)

	$2,312,065	$1,755,992

The land and buildings at 8th floor, No. 98 Min Chuan Road, Hsin-Tien City, Taipei City, Taiwan, with carrying cost of $1,492,131 and $1,483,937 as of December 31, 2007 and 2006, respectively, purchased from a director are pledged to a bank to secure a bank loan (Note 13(iii)) granted in December 2003.

Depreciation charged to the operations was $253,620, $215,249 and $299,884 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 11 — INTANGIBLE ASSETS

	December 31, 2007	December 31, 2006

Gross carrying amount
Franchise	$1,049,538	$1,043,775
Copyrights	616,960	613,572
Goodwill	218,227	-
	1,884,725	1,657,347

Less: Accumulated amortization and Write-off goodwill
Franchise	(813,392)	(704,548)
Copyrights	(478,144)	(414,161)
Write-off Goodwill	(21,184)	—
	(1,312,720)	(1,118,709)

	$572,005	$538,638

Amortization charged to operations was $164,488, $166,106 and $167,945 for the years ended December 31, 2007, 2006, and 2005, respectively and the write-off of goodwill charged to operations was $21,184 for the year ended December 31, 2007.

The estimated aggregate amortization expenses and write-off of goodwill for each of the five succeeding fiscal years are as follows:

2008	$208,134
2009	208,134
2010	89,632
2011	43,646
2012	22,459

$572,005

Goodwill should not be amortized but evaluated on an annual basis as to its value.

NOTE 12 —ACCRUED EXPENSES

	December 31, 2007	December 31, 2006

Accrued compensation	$423,337	$305,860
Accrued professional fee	253,388	146,828
Accrued production cost	86,014	18,968
Others	223,025	503,740

	$985,764	$975,396

NOTE 13 —BORROWINGS

	Notes		December 31, 2007	December 31, 2006

Bank term loans	(i	)	$580,553	$108,922
Short-term unsecured bank loans	(ii	)	1,027,446	446,086
Mid-term secured bank loan	(iii	)	1,357,311	1,232,352

			2,965,310	1,787,360

Less: Balances maturing within one year included in current liabilities bank term loans			185,088	103,523
Short-term unsecured bank loans			1,027,446	446,086
Mid-term secured bank loan			—	258,428

			1,212,534	808,037

Bank borrowings maturing after one year			$1,752,776	$979,323

Notes:

(i)
The balance represents discounting notes receivable loans with the bank using post-dated checks totaling $753,962 and $261,142 received from franchises and also collateralized by the Group’s bank deposits of $8,067 and $1,963 as of December 31, 2007 and 2006, respectively. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, and was extended on October 18, 2007. The weighted average interest rates were 5.85 % and 5.37 % per annum as of December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007 and 2006, the interest expense charged to operations amounted to $22,053and $17,995, respectively.

(ii)
In March 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553, which is guaranteed by two directors and shareholders of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1.3% per annum and was extended on April 11, 2007 and October 18, 2007. The short-term loan is repayable in 36 equal monthly installments. The last installment will be due on March 19, 2008. The applicable interest rate is approximately 5.85% and 5.37% per annum as of December 31, 2007 and 2006, respectively.

In August 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553, which was collateralized by the KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of loan balance, and guaranteed by two directors and shareholders of the Group. The loan bears interest at the lending back’s basic fixed deposit rate plus 3.29 % per annum, which was extended in February 2007 and is due on February 2008. A portion of the principal of the loan amounting to $153,457 is repayable in 12 equal monthly installments and remaining principal amount of $151,096 will be repayable at maturity. The applicable interest rate is approximately 5.78% and 5.31% per annum as of December 31, 2007 and 2006, respectively, and was fully settled on November 28, 2007.

In May 2007, KCES obtained a short-term loan to finance the Group’s operations in the amount of $339,287, which was guaranteed by Director Mr. Yang and KCIT, and was collateralized by KCIT’s deposits of $340,000. It is due in April 2008. The loan bears interest at the PRC basic borrowing rate per annum, and the Group has repaid $6,836.

In November 28, 2007, KCIT obtained a new bank loan in the principal amount of $1,542,401. The loan is secured by the Group’s land and buildings and personal guarantees provided by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit plus 1.45% per annum, A portion of the principal of the loan amount of $370,176 is repayable in 24 equal monthly installments and remaining principal amount of $1,172,225 will be repayable at maturity. The applicable interest rate is approximately 3.6% per annum as of December 2007 and is due on November 28, 2009.

For the years ended December 31, 2007 and 2006, the interest expense charged to operations from the above unsecured short-term loans amounted to $31,336 and $27,473, respectively.

(iii)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2003 and to finance its operations. The loan is secured by the Group’s land and buildings and personal guarantees provided by two directors of the Group. The loan bears interest at the lending bank’s basic fixed deposit rate plus 0.69%, per annum. On August 10, 2005, the bank extended the term of the loan and the Group agreed to repay the loan, which was repayable in 84 equal monthly installments starting August 10, 2012. As of December 31, 2007, the applicable per annum interest rate is approximately 2.7 % and was fully settled in advance by the Company on November 28, 2007.

In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6 % per annum and is repayable in 36 equal monthly installments. The last installment will be due on February 2, 2008, was collateralized by notes receivables approximating 30% of the loan balance, and guaranteed by two directors of the Group. As of December 31, 2007, the Group repaid $429,138.

In August 2005, KCIT obtained a new bank loan of $213,187, which bears interest at 3.7 % per annum, and was repayable in 60 equal monthly installments. The last installment was to be due on August 10, 2010, and guaranteed by two directors of the Group and was fully settled in advance by the Company on November 28, 2007.

For the years ended December 31, 2007 and 2006, the interest expense charged to operations from the aforementioned loans amounted to $34,510 and $47,837, respectively.

NOTE 14 — DEPOSITS RECEIVED

	December 31, 2007	December 31, 2006

Deposits received	$1,593,229	$1,381,762
Less: Amount refundable within one year included in current liabilities	(912,535)	(752,597)

Amount due after one year	$680,694	$629,165

The balance represents deposits received from franchises for their due performance under the franchise agreements. The deposits are refundable to franchises upon expiration of the franchise agreements, usually within a three-year period for operations in Taiwan and within five-year period for operations in the PRC.

NOTE 15 —RECEIPTS IN ADVANCE

	Notes		December 31, 2007	December 31, 2006

Current liabilities:
Sales deposits received	(i	)	$303,258	$481,334
Franchise income received	(ii	)	1,456,267	1,608,066
Subscription fees received	(iii	)	516,136	285,531
Related parties (Note 20 B(ix))			—	566
Other			96,742	27,127

			2,372,403	2,402,624

Long-term liabilities:
Franchise income received	(ii	)	1,034,260	1,275,638
Other			—	—

			1,034,260	1,275,638

			$3,406,663	$3,678,262

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

NOTE 16 — RETIREMENT PLANS

The Group maintains tax-qualified defined contribution and benefit retirement plan for its employees in accordance with ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued New Labor Retirement pension regulations in Taiwan. The Group has defined the new contribution retirement plan (the ‘New Plan”) covering all regular employees in KCIT, and KCIT contributes monthly an amount equals 6% of the employees’ basic salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”), which commenced in September 2003 and only applies to the employees of KCIT who were employed before June 30, 2005. KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in Taiwan. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the relevant labor laws in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

The net periodic pension cost is as follows:

	Years Ended December 31,
	2007	2006	2005

Service cost	$—	$—	$24,995
Interest cost	12,911	12,214	9,575
Actual return on plan assets	(2,092)	(2,425)	(3,295)
Amortization of unrecognized loss	3,227	2,955	870

Net periodic pension cost	$14,046	$12,744	$32,145

The net pension amount recognized in the consolidated balance sheet as at December 31, 2007, and 2006, the measurement dates, is as follows:

	December 31, 2007	December 31, 2006

Accumulated benefit obligation at end of year	$371,675	$348,971

Projected benefit obligation at beginning of year	368,883	353,625
Translation reserve	(1,135)	(4,654)
Service cost on benefits earned during the period	—	—
Member contributions	—	—
Interest cost	14,046	12,214
Actuarial (gain)/loss	126,678	10,490
Benefits paid	—	—

Projected benefit obligation at end of year	$508,472	$371,675

Changes in plan assets are as follows:

	December 31, 2007	December 31, 2006

Fair value of plan assets at beginning of year	$84,312	$83,348
Translation reserve	(633)	(1,094)
Actual return on plan assets	2,585	2,058
Employer contribution	25,524	—
Employee contribution	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$111,788	$84,312

Funded status	$(396,683)	$(287,363)
Unrecognized net transition amount	—	—
Unrecognized prior service cost	(220,032)	(98,952)
Unrecognized net actuarial (gain)/loss	220,032	98,952

Net amount recognized	$(396,683)	$(287,363)

As of December 31, 2007 and 2006, the asset category of the plan assets consisted of cash contributions deposited with Central Trust of China.

Actuarial assumptions used:

	December 31, 2007	December 31, 2006

Discount rate	3.50%	3.50%
Salary increase rate	2.00%	2.00%
Expected return on plan assets	2.50%	2.50%

Under the Plan, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follow:

Years ended December 31,
2008	$—
2009	—
2010	—
2011	19,823
2012	24,187
Years 2013 to 2017	$64,703

$108,713

The Group also makes defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by the Company for the years ended December 31, 2007, 2006, and 2005 amounted to $56,095, $77,750, and $51,007, respectively.

NOTE 17 —COMMITMENTS AND CONTINGENCIES

A.  Lease Commitment

During the years ended December 31, 2007, 2006, and 2005, the Company incurred lease expenses amounting to $449,501, $404,405, and $491,909, respectively. As of December 31, 2007, the Company’s future minimum lease payments under non-cancelable operating leases expiring in excess of one year are as follows:

Years ended December 31,
2008	$348,241
2009	119,876
2010	73,649
2011	149,989
2012	165,257

Years 2013 to 2017	$535,822

$1,392,834

B.  Going Concern

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. Although the Group in the last two years has reversed a long trend of recurring net losses, it still has a significant accumulated deficit. Management expects net income in 2008, although the realization of net income is uncertain. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 18 —COMMON STOCK

Pursuant to an exchange agreement effective on October 1, 2002, the Company issued to the shareholders of Higoal 11,880,000 authorized but unissued shares of common stock of the Company in exchange for 100% of the issued and fully paid up capital of Higoal.

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

On November 4, 2003, the Company submitted “Common Stock Listing Application” with American Stock Exchange LLC (“AMEX”) for the listing of its issued and outstanding shares of common stock. On November 29, 2004, as the Company had not received approval for the listing application from AMEX, management withdrew the application.

On December 28, 2006, the Company issued 6,000,297 shares of common stock for a purchase price of $0.15 to Suang-Yi Pai, our Chairman of the Board, and Min-Tan Yang, our Chief Executive Officer, pursuant to the Loan Settlement and Conversion Agreement relating to settlement certain loans made by Messrs. Pai and Yang to the Company. (For further information please refer to Form 8-K/A filed on January 24, 2007.)

As of December 31, 2007, the Company was authorized to issue 60,000,000 shares of common stock with no par value. And as of December 31, 2007, 2006, and 2005, the total issued and outstanding shares were 25,000,000, 25,000,000, and 18,999,703 shares, respectively.

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

As of December 31, 2007, 2006, and 2005, the balance of legal reserve as shown on the consolidated statement of shareholders’ equity was $65,320, $65,320, and $65,320, respectively, based on the local statutory financial statements of the subsidiary.

Undistributed earnings

In accordance with KCIT’s articles of incorporation , the annual net income should be used initially to cover income tax and any accumulated deficit; 10% o f the annual net income should be set aside as legal reserve. Thereafter, the board of directors may propose and the shareholders may approve the distribution of the remaining earnings.

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

NOTE 20 — RELATED PARTY TRANSACTIONS

A.   Names of related parties and relationship with the Company are as follows:

Names of related parties	Relationship with the Company

Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005.
Mr. Suang-Yi Pai	Director of the board of directors and appointed as chairman of the board since November 2, 2005.
Kid Castle Enterprises Limited (“KCE”)	Its two directors and shareholders are Mr. Kuo-An Wang and Mr. Yu-En Chiu.
Chevady Culture Enterprise Limited (‘CCE”)	Its chairman of the board of directors is Mr. Kuo-An Wang
Private Kid Castle Short Term Language Cram School (“PKC Language”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Kid Castle Short Term Language Cram School (“TCP PKC”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Chevady Preschool (“TCP Chevady”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Chung-hua Preschool (“TCP Chung-hua”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Wonderland Preschool (“TCP Wonderland”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei City Private Kid Castle Preschool (“TCP Kid Castle”)	Its chairman of the board of directors is Mr. Yu-En Chiu.
Taipei Country Private Kid’s Castle Yin Cyun Preschool (“TCP Yin Cyun”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Yin Cyun Language & Computer School ("Yin Cyun Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei Country Private Yin Tzu Preschool (“TCP Yin Tzu”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Private Kuan Lung Short Term Language Cram School (“Kuan Lung Language”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei City Private Chu Sheng Preschool (“TCP Chu Sheng”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei Country Private Chu Yao Preschool (“TCP Chu Yao”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Private Liang Yu Language & Computer School ("Liang Yu Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.
21 st Century Publishing House (“Publishing House”)	A joint venture partner (third-party after July 2004).
Jiangxi 21 st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.
21 st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.
Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”)	An investment accounted for under the equity method.
Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (“Lanbeisi”)	An investment accounted for under the equity method before August 1, 2007. Since August 1, 2007. It has become a consolidated entity.

B.   Significant transactions and balances with related parties are as follows:

	Years Ended December 31,
	2007	2006	2005

(i)Sales to:
— PKC Language	$—	$—	$8,763
— TCP PKC	—	—	8,763
— TCP Chevady	—	—	9,070
— TCP Chung-hua	—	—	20,267
— TCP Wonderland	—	—	9,070
— TCP Kid Castle	—	—	8,618
— TCP Yin Cyun	135,139	59,669	101,977
— Yin Cyun Language	40,687	37,735	—
— TCP Yin Tzu	69,205	30,100	55,330
— Liang Yu Language	43,293	48,490	51,841
— Kuan Lung Language	23,332	18,401	—
— TCP Chu Sheng	11,506	9,026	—
— TCP Chu Yao	57,053	25,614	—
— Education Center	48,247	50,663	26,090
— Tianjin Consulting	29,633	43,721	20,151
— Lanbeisi	—	62,110	47,896

	$458,095	$385,529	$367,836

(ii) Rental income from:
CCE	$—	$—	$1,399

	$—	$—	$1,399

(iii) Franchise income
TCP Chevady	—	—	3,621
TCP Chung-hua	—	—	—
TCP Wonderland	—	—	3,621
TCP Kid Castle	—	—	7,269
TCP Yin Cyun	13,103	6,328	11,168
TCP Yin Tzu	2,848	11,046	13,655
Liang Yu Language	2,436	2,460	—
Kuang Lung Language	4,796	2,075	—
TCP Chu Sheng	13,103	6,328	—
TCP Chu Yao	13,103	6,328	—
Education Center	—	—	8,362
Tianjin Consulting	—	—	3,316
Lanbeisi	—	—	1,264
	$49,389	$34,565	$52,276

(vi)	The two directors, Mr. Suang Yi Pai and Min Tan Yang, have personally guaranteed certain bank loans and borrowings. Please see the details as described in Note 13 - Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(v)	Accounts and notes receivable — related parties:

Name of Related Parties	December 31, 2007	December 31, 2006

— TCP Yin Cyun	57,018	19,888
— Yin Cyun Language	6,751	5,967
— TCP Yin Tzu	32,480	1,132
— Liang Yu Language	12,806	4,530
— Kuang Lung Language	3,924	6,684
— TCP Chu Sheng	11,711	17,937
— TCP Chu Yao	25,300	18,565
— Education Center	373	—
— Tianjin Consulting	—	16,631
— Lanbeisi	—	22,594

	$150,363	$113,928

(vi)	Other receivables — related parties:

Name of Related Parties	December 31, 2007	December 31, 2006

Education Center (Note 1)	$300	$19,507
Tianjin Consulting (Note 2)	18	16
Lanbeisi (Note 3)		9,621

	$318	$29,144

Notes:

1.
Education Center was founded in October 2003. The amount due from this related party is mainly inventory purchases paid by the Group on behalf of Education Center. The amount due has no fixed repayment term and bears no interest.

2.
Tianjin Consulting was incorporated in April 2004. The Group paid certain pre-operating costs on behalf of Tianjin Consulting. The amount due from this related party has no fixed repayment term and bears no interest.

3.
Lanbeisi was incorporated in April 2004. The Group paid pre-operating costs of RMB75,000 (approximately $9,000) on behalf of Lanbeisi. The amount due from this related party has no fixed repayment term and bears no interest.

(vii)	Notes payable - related parties:

Name of Related Parties	December 31, 2007	December 31, 2006

TCP Yin Cyun	$—	$61,357
Mr. Kuo-An Wang	—	67,493

	$—	$128,850

(viii) Other payables - related parties:

Name of Related Parties	December 31, 2007	December 31, 2006

Tianjin	250	—
English School	319	—
Lanbeisi	$—	$7,689

	$569	$7,689

(ix) Receipts in advance:

Name of Related Parties	December 31, 2007	December 31, 2006

Educational Center	$—	$436
Lanbeisi	—	130

	$—	$566

(x) Significant transactions and balances with related parties are as follows:

1. Amount due to officers/directors:

Name of Related Parties	December 31, 2007	December 31, 2006

Mr. Min-Tan Yang (note 1)	$40,713	$245,627

Mr. Suang-Yi Pai (note 1)	$—	$110,026

	$40,713	$355,653

Note 1.
 In the fourth quarter of 2005, Mr. Yang loaned $1,050,000 to the Company, and third parties, Olympic Well International Ltd. (“Olympic”) and Chen-Chen Shih (“Shih”), investors introduced to the Company by Mr. Pai, loaned $690,000 and $60,089, respectively. The loans were treated as short-term loans, due in three months, with a per annum interest rate of 7%. A portion of the loan made by Olympic in the amount of US$342,364 was assigned to Mr. Pai on or about December 30, 2005. That amount, along with $209,211 which was owed Mr. Yang, were forgiven in exchange for the Company’s forgiveness of Mr. Chiu’s debt to the Company of $551,575 (NT$18,500,000 based on the exchange rate prevailing at the time of the loans). Effective December 28, 2006 we entered into a loan settlement and conversion agreement with Messrs. Pai and Yang related to settlement of the above loans to the Company. Pursuant to the loan settlement and conversion agreement, the parties agreed to convert a portion of the loans to stock at the conversion price $0.15 per share and to issue promissory notes for the remaining amount. The promissory notes had a term of one year and had an annual interest rate of 7%. The amount of residual promissory notes for Messrs. Pai and Yang were $107,680 and $240,789, respectively, and as of December 31, 2006, accumulated interest on the notes was $2,346 and $4,838, payable for Messrs. Pai and Yang respectively. For further information, please refer to the Company’s Form 8-K/A filed on January 24, 2007.

As of December 31, 2007, the promissory notes held by Mr. Pai and Mr. Yang were fully repaid.

In July 2007, Mr. Yang loaned $40,713 (RMB300,000) to KCEI. The loan bears interest at 6% per annum and is due in March 2008.

Note 2.	Amount due from ex-CFO:

During the year ended December 31, 2004, certain improper withdrawals and subsequent repayments by the Company ’ s then Chief Financial Officer Yu-En Chiu have been recognized in the Consolidated Statements of Cash Flows as short term non-interest bearing advances to Mr. Chiu. Mr. Chiu made cash repayments and withdrawals to and from the Company on an intermittent basis during the year. During the year ended December 31, 2004, the highest balance of the advances to Mr. Yu-En Chiu was $328,546. As of December 31, 2004, Mr. Yu-En Chiu had repaid all outstanding advances to the Company. However, Mr. Chiu initiated further withdrawals on January 13, 2005. During 2005, the total amount of withdrawals were NT$95,000,000($2,953,337), and as of December 31, 2005, the highest balance of the deemed loan to Mr. Chiu at any time was NT$21,660,000 ($673,361). Mr. Chiu has repaid all such withdrawals to the Company and the amount due from officers was nil. The circumstances surrounding Mr. Chiu’s fund misappropriation is more fully described in our June 23, 2006 Form 8-K. (The currency in 8-K’s disclosure have been translated from New Taiwan Dollars to US dollars based on an exchange rate of US$1 = NT$33.42.)

On June 1, 2006 Mr. Yu-En Chiu resigned as Chief Financial Officer and a Director of the Company following events that lead to the identification by current management of these improper cash advances and repayments. Mr. Chiu was temporarily reassigned to act as the chairman of the Company’s PRC operations, and on December 29, 2006, the Company notified Mr. Chiu that the termination of his employment with the Company was effective at February 28, 2007.

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

No individual customer of the Group accounted for more than 10% of operating revenues for the years ended December 31, 2007, 2006, and 2005. However, one major customer accounted for approximately 23% of notes (including current and long-term notes receivable) and accounts receivable as of December 31, 2007 and 2006.

NOTE 22 — GEOGRAPHIC SEGMENTS

The Group is principally engaged in the business of child education, focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographical segments is as follows:

A.	For the year ended December 31, 2007

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$6,359,384	$4,877,227	$11,236,611	$—	$—	$11,236,611
Inter-segment revenue	—	319,885	319,885	—	(319,885)	—

	$6,359,384	$5,197,112	$11,556,496	$—	$(319,885)	$11,236,611

DEPRECIATION AND AMORTIZATION	$288,687	$129,421	$418,108	$—	$—	$418,108

SEGMENT RESULTS
Profit (loss) form operations	$510,106	$1,364,078	$1,874,184	$(106,876)	$—	$1,767,308
Interest income	14,536	4,101	18,637	23	—	18,660
Interest expense	(84,755)	(10,545)	(95,300)	(13,659)	—	(108,959)
Share of profit of associates	—	27,007	27,007	—	—	27,007
Other non-operating income (loss), net	196,788	236,997	433,785	15,642	103,184	552,611

Profit (loss) before income taxes	$636,675	$1,621,638	$2,258,313	$(104,870)	$103,184	$2,256,628
Income taxes	(257,177)	(20,264)	(277,441)	(750)		(278,191)
Minority interest income	—	(101,287)	(101,287)	—	—	(101,287)

Net income (loss)	$379,498	$1,500,087	$1,879,585	$(105,620)	$103,184	$1,877,149

Capital expenditures	$40,904	$754,861	$795,765	$—	$—	$795,765

	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007

Total assets	$7,495,418	$4,063,399	$11,558,817	$2,597	$(400,129)	$11,161,285

B.	For the year ended December 31, 2006

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$6,095,296	$3,616,287	$9,711,583	$—	$—	$9,711,583
Inter-segment revenue	458,071	—	458,071	—	(458,071)	—

	$6,553,368	$3,616,287	$10,169,655	$—	$(458,071)	$9,711,583

DEPRECIATION AND AMORTIZATION	$325,823	$55,532	$381,355	$—	$—	$381,355

SEGMENT RESULTS
Profit (loss) form operations	$121,008	$851,670	$972,678	$(447,984)	$—	$524,694
Interest income	6,301	7,775	14,076	—	—	14,076
Interest expense	(102,588)	(5,108)	(107,696)	(86,205)	—	(193,901)
Share of profit of associates	—	(39,489)	(39,489)	—	—	(39,489)
Other non-operating income (loss), net	41,409	(188,957)	(147,548)	(18,028)	153,803	(153,803)

Profit (loss) before income taxes	$66,101	$508,793	$574,894	$(512,911)	$89,594	$151,577
Income taxes	(161,351)	(8,446)	(169,797)	(3,528)		(173,325)
Minority interest income	—	(24,463)	(24,463)	—	—	(24,463)

Net income (loss)	$(95,250)	$475,884	$380,634	$(516,439)	$89,594	$(46,211)

Capital expenditures	$13,352	$15,478	$28,830	$—	$—	$28,830

	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006

Total assets	$7,409,359	$1,960,446	$9,369,805	$359,772	$(356,354)	$9,373,223

C.  For the year ended December 31, 2005

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$7,200,347	$3,017,811	$10,218,158	$14,176	$—	$10,232,334
Inter-segment revenue	4,936	—	4,936	—	(4,936)	—

	$7,205,283	$3,017,811	$10,223,094	$14,176	$(4,936)	$10,232,334

DEPRECIATION AND AMORTIZATION	$385,246	$82,583	$467,829	$—	$—	$467,829

SEGMENT RESULTS
Profit (loss) form operations	$1,034,241	$(997,982)	$36,259	$(295,035)	$—	$(258,776)
Interest income	8,608	1,107	9,715	5,172	—	14,887
Interest expenses	(225,378)	(6,676)	(232,054)	(19,721)	—	(251,775)
Share of profit of associates	—	(54,802)	(54,802)	—	—	(54,802)
Other non-operating income (loss), net	(629,904)	(7,718)	(637,622)	(128)	(38,708)	(676,458)

Profit (loss) before income taxes	$187,567	$(1,066,071)	$(878,504)	$(309,712)	$(38,708)	$(1,226,924)
Income taxes	(400,290)	(76,307)	(476,597)	(700)		(477,297)
Minority interest income	—	5,939	5,939	—	—	5,939

Net income (loss)	$(212,723)	$(1,136,439)	$(1,349,162)	$(310,412)	$(38,708)	$(1,698,282)

Capital expenditures	$162,136	$40,894	$203,030	$—	$—	$203,030

	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005

Total assets	$8,503,513	$2,311,798	$10,815,311	$299,141	$(131,515)	$10,982,937
NOTE 23 — SUBSEQUENT EVENT

None.