Form 10-Q
period 2008-03-31
KID CASTLE EDUCATIONAL CORP
filed 2008-05-14
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008
or

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

011-886-2-2218 5996
(Registrant’s telephone number, including area code)
NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of March 31, 2008, there were 25,000,000 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets
 (Expressed in US Dollars)

	(Unaudited) March 31, 2008	December 31, 2007

ASSETS
Current assets
Cash and bank balances	$1,337,647	$1,238,212
Bank fixed deposits - pledged (Note11)	365,928	363,562
Notes and accounts receivable, net (Note 5)	2,868,465	2,453,868
Inventories, net (Note 6)	1,589,084	2,008,739
Other receivables (Note 7)	185,585	88,139
Prepayments and other current assets (Note 8)	752,399	542,794
Pledged notes receivable (Note 11)	568,698	557,983
Deferred income tax assets	67,633	42,335
Total current assets	7,735,439	7,295,632
Deferred income tax assets	53,641	50,481
Prepayment of long-term investments	26,864
Long-term investments (Note 9)	58,981	58,625
Property and equipment, net	2,444,109	2,312,065
Intangible assets, net of amortization (Note 10)	546,962	572,005
Long-term notes receivable	437,078	420,636
Pledged notes receivable (Note 11)	243,999	183,453
Other assets	250,319	268,388
Total assets	$11,797,392	$11,161,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 11)	$672,880	$1,212,534
Notes and accounts payable	876,628	389,639
Accrued expenses	1,237,270	985,764
Other payables	261,102	573,237
Deposits received	16,011	912,535
Receipts in advance (Note 12)	2,428,820	2,372,403
Income tax payable	174,499	124,418
Total current liabilities	5,667,210	6,570,530
Bank borrowings maturing after one year (Note 11)	1,876,788	1,752,776
Receipts in advance (Note 12)	1,027,558	1,034,260
Deposits received	1,660,496	680,694
Deferred liability	40,409	38,787
Accrued pension liabilities (Note 13)	426,382	401,893
Total liabilities	10,698,843	10,478,940

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued
(Expressed in US Dollars)

	(Unaudited) March 31, 2008	December 31, 2007

Commitments and contingencies (Note 15)

Minority interest	198,203	162,343

Shareholders’ equity
Common stock, no par share :
60,000,000 shares authorized; 25,000,000 issued and outstanding at March 31, 2008 and December 31, 2007	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(6,449,191)	(7,179,418)
Accumulated other comprehensive loss	(1,264,597)	(932,027)
Net loss not recognized as pension cost	(237,345)	(220,032)
Total shareholders’ equity	900,346	520,002
Total liabilities and shareholders’ equity	$11,797,392	$11,161,285

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three months ended March 31,
	2008	2007

Operating Revenue
Sales of goods	$2,364,109	$2,434,158
Franchising income	556,229	553,492
Other operating revenue	479,186	253,310
Total net operating revenue	3,399,524	3,240,960
Operating costs
Cost of goods sold	(1,007,236)	(916,655)
Cost of franchising	(98,309)	(101,142)
Other operating costs	(69,957)	(48,582)
Total operating costs	(1,175,502)	(1,066,379)
Gross profit	2,224,022	2,174,581
Advertising costs	(21,513)	(18,085)
Other operating expenses	(1,513,671)	(1,282,732)
Income from operations	688,838	873,764
Interest expense, net	(23,101)	(21,669)
Share of income (loss) of investments	(2,069)	11,468
Other non-operating income (loss), net	132,158	132,601
Income before income taxes	795,826	996,164
Provision for taxes	(36,897)	(172,942)
Income after income taxes	758,929	823,222
Minority interest income	(28,702)	(43,520)
Net income	$730,227	$779,702
Earnings per share - basic and diluted	$0.029	$0.031
Weighted-average shares used to compute earnings per share - basic and diluted	25,000,000	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity
 (Expressed in US Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Net loss not recognized as pension cost	Total

Balance, December 31, 2006	25,000,000	$8,592,138	$194,021	$65,320	$(9,056,567)	$(330,713)	$(98,952)	$(634,753)
Net income for 2007					1,877,149			1,877,149
Cumulative translation adjustment						(601,314)		(601,314)
Comprehensive loss								1,275,835
Repayment of a liability by issuance of common stock
Net loss not recognized as pension cost							$(121,080)	$(121,080)
Balance, December 31, 2007	25,000,000	$8,592,138	$194,021	$65,320	$(7,179,418)	$(932,027)	$(220,032)	$520,002
Net income for the three months ended March 31, 2008 (Unaudited)					730,227			730,227
Cumulative translation adjustment (Unaudited)						(332,570)		(332,570)
Comprehensive loss (Unaudited)								397,657
Net loss not recognized as pension cost							$(17,313)	(17,313)

Balance, March 31, 2008 (Unaudited)	25,000,000	$8,592,138	$194,021	$65,320	$(6,449,191)	$(1,264,597)	$(237,345)	$900,346

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)
 (Expressed in US Dollars)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$730,227	$779,702
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	66,622	49,605
Write-off of goodwill	11,224
Amortization of intangible assets	42,836	41,031
Allowance for sales returns	82,723	85,270
Allowance for doubtful debts	81,955	10,991
Reversal of allowance for loss on inventory obsolescence and slow-moving items	(23,684)	(134,081)
Loss on disposal of PP&E	715
Minority interests	28,702	43,520
Share of loss (gain) of investments	2,069	(11,468)
(Increase)/decrease in:
Notes and accounts receivable	(531,916)	(1,074,483)
Inventories	546,540	484,994
Other receivables	13,829	143,735
Prepayments and other current assets	(172,246)	(52,731)
Deferred income tax assets	(22,287)	1,120
Other assets	32,970	255
Increase/(decrease) in:
Notes and accounts payable	450,301	(148,526)
Accrued expenses	198,549	(255,080)
Other payables	(291,538)	185,280
Receipts in advance	(147,636)	(160,588)
Income taxes payable	40,679	170,833
Deferred liability	(656)	774
Deposits received	(10,781)	13,426
Accrued pension liabilities	661	3,504

Net cash provided by operating activities	1,129,858	177,083

Cash flows from investing activities
Purchase of property and equipment	(64,757)	(50,716)
Proceeds from disposal of property and equipment	2,202	—
Prepayment of long-term investments	(26,076)	—
Bank fixed deposits-pledged	18,609	2
Pledged notes receivable	(26,536)	71,831

Net cash provided by (used in) investing activities	(96,558)	21,117

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued
(Unaudited)
 (Expressed in US Dollars)

	Three months ended March 31,
	2008	2007

Cash flows from financing activities
Repayment of bank borrowings	$(573,968)	$(113,635)
Repayment of loan from stockholders and transactions of related parties	(31,108)	(262,343)

Net cash used in financing activities	(605,076)	(375,978)

Net increase (decrease) in cash and cash equivalents	428,224	(177,778)

Effect of exchange rate changes on cash and cash equivalents	(328,789)	(16,285)

Cash and cash equivalents at beginning of period	1,238,212	1,419,873

Cash and cash equivalents at end of period	$1,337,647	$1,225,810

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

As a result of the share exchange, the former stockholders of Higoal hold a majority of the Company’s outstanding capital stock. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby Higoal is deemed to have purchased the Company. However, the Company remains the legal entity and the registrant for Securities and Exchange Commission (“SEC”) reporting purposes.

In July 2003, KCES entered into an agreement with 21st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”). It was agreed that KCES and 21st Century Publishing House would each own 50% of Culture Media and that each party would contribute Renminbi (“RMB”) 1 million for its ownership interest. On July 2, 2004, KCES acquired additional 40% of ownership in Culture Media from 21st Century Publishing House. KCES now owns 90% of Culture Media.

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (“KCEI”) in the PRC, with registered total capital of RMB1,200,000, in order to operate schools controlled by us in PRC. As of March 31, 2008, KCEI had total registered capital of RMB2,000,000.

The Company, Higoal and its subsidiaries are collectively referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared by the Group, without audit, pursuant to the rules and regulations of the SEC using generally accepted accounting principles in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Since inception, the Group had incurred operating losses during most of its reporting periods, although the Group has been profitable since 2007. The accumulated deficit has improved since Messrs. Pai and Yang have assumed their respective management roles, and as of March 31, 2008, the balance of accumulated deficit was $6,449,191. Although we had an accumulated deficit, we have positive cash flow from operations. Barring significant, unforeseen development in PRC, we believe we can decrease our reliance on loans from shareholders and banks to meet our funding requirements in the future. Despite our expectation to decrease reliance on loans, we may again be required to seek additional financing to meet our funding requirements and no assurances can be given that bank loans or loans from shareholders will be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may need to seek a more expensive source of funding to finance our operations.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts is provided based on the evaluation of collectibility and on aging analysis of notes and accounts receivables.

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

INTANGIBLE ASSETS

Franchises and copyrights are stated at cost and amortized on the straight-line method over their estimated useful lives of 10 years, the goodwill is amortized on the straight-line basis over estimated the useful lives of 5 years.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) is disclosed in the condensed consolidated statement of stockholders’ equity.

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the three months ended March 31, 2008 and 2007, the Group did not have any potential common stock shares.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform to current presentation.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Group does not expect the adoption of SFAS No. 161 to have a material effect on the Group’s Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Group’s present or future Consolidated Financial Statements.

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

In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. We did not elect the fair value option under SFAS No. 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already accounted for at fair value. We will consider applying the fair value option to future transactions as provided by the standard.

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	March 31, 2008	December 31, 2007
	(Unaudited)

Notes and accounts receivable
- Third parties	$3,419,220	$2,757,425
- Related parties	41,728	150,363

Total	3,460,948	2,907,788
Allowance for doubtful accounts and sales returns	(592,483)	(453,920)

Notes and accounts receivable, net	$2,868,465	$2,453,868

NOTE 6 - INVENTORIES

	March 31, 2008	December 31, 2007
	(Unaudited)

Work in process	$110,667	$180,985
Finished goods and other merchandises	1,797,432	2,151,962

	1,908,099	2,332,947
Less: Allowance for obsolete inventories and decline of market value	(319,015)	(324,208)

	$1,589,084	$2,008,739

NOTE 7 - OTHER RECEIVABLES

	March 31, 2008	December 31, 2007
	(Unaudited)
Other receivables - third parties:
Tax paid on behalf of landlord	$	$
Advances to staff	105,469		87,188
Grants from Market Information Center
Other receivables	79,085		633

Sub-total	184,554		87,821
Other receivables - related parties	1,031		318
	$185,585		$88,139

NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)

Prepayments	$736,237	$523,199
Temporary payments	3,570	15,598
Prepaid interest	6,372	2,713
Others	6,220	1,284

	$752,399	$542,794

NOTE 9- INTEREST IN ASSOCIATES

	March 31, 2008	December 31, 2007
	(Unaudited)

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$106,043	$101,787
Share of loss	(34,432)	(39,641)

	$71,612	$62,146

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$98,973	$95,000
Share of loss	(111,605)	(98,521)

	$(12,631)	$(3,521)

Total	$58,981	$58,625

Note:

(i)
In October 2003, the Group obtained the PRC government’s approval to co-found Education Center with 21st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB 1,500,000, and KCES and 21st Century Publishing House each owns 50% of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the three months ended March 31, 2008 and 2007, the Group recognized investment income accounted for under the equity method in Education Center of $6,780 and $14,339, respectively.

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

For the three months ended March 31, 2008 and 2007, the Group recognized an investment loss of $8,850 and $1,072, respectively, accounted for under the equity method, in Tianjin Consulting.

NOTE 10 - INTANGIBLE ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)

Gross carrying amount
Franchise	$1,111,714	$1,049,538
Copyrights	653,509	616,960
Goodwill	227,354	218,227

	1,992,577	1,884,725
Less: Accumulated amortization
Franchise	(889,371)	(813,392)
Copyrights	(522,807)	(478,144)
Write-off goodwill	(33,437)	(21,184)

	(1,445,615)	(1,312,720)

Net	$546,962	$572,005

Amortization charged to operations was $55,498 and $41,031 for the three months ended March 31, 2008 and 2007, respectively.

The estimated aggregate amortization expenses for each of the three succeeding fiscal years are as follows:

2009	$205,655
2010	89,602
2011	45,470
2012	23,403

$364,130

NOTE 11 - BANK BORROWINGS

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)

Bank term loans	(i)	$635,120	$580,553
Short-term unsecured bank loans	(ii)	476,827	1,027,446
Mid-term secured bank loan	(iii)	1,437,721	1,357,311

		2,549,668	2,965,310
Less: Balances maturing within one year included in current liabilities
Bank term loans		ó	185,088
Short-term unsecured bank loans		476,827	1,027,446
Mid-term secured bank loan		196,053	—

		672,880	1,212,534

Bank borrowings maturing after one year		$1,876,788	$1,752,776

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $849,805 and $753,962 that we have received from franchisees and the Group’s bank deposits of $20,493 and $22,053 as of March 31, 2008 and December 31, 2007, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, which were extended on October 18, 2007 and will be due on September 30, 2008. The weighted average interest rates were 5.86% and 5.85% per annum as of March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008 and 2007, interest expense charged to operations in respect of bank loans was $8,257 and $1,094, respectively.

(ii)
In August 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was collateralized by KCIT’s refundable deposits of $60,911 and notes receivables approximating 30% of the loan balance, and guaranteed by two directors and stockholders of the Group. The loan bore interest at the lending bank’s basic fixed deposit rate plus 3.29% per annum, which was extended in February 2007 and was due in February 2008. Of the principal, $146,186 is repayable in 12 equal monthly installments. The loan was fully repaid on November 28, 2007.

In March 2005, KCIT obtained an unsecured short-term loan to finance the Group’s operations in the amount of $304,553, which was extended on October 18, 2007. The loan was guaranteed by two directors and stockholders of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1.3% per annum, and is repayable in 36 equal monthly installments. The loan was fully repaid when the last installment was due on March 19, 2008.

In May 2007, KCES obtained a $339,287 short-term loan to finance the Group’s operations. The loan was guaranteed by Director Min Tan Yang and KCIT, and was collateralized by $340,000 of KCIT deposits. It was due in April 2008. The loan bore interest at the PRC basic borrowing rate per annum. The loan was fully repaid on April 10, 2008.

In November 28, 2007, KCIT obtained a new bank loan of $1,542,401. The loan is secured by the Group’s land and buildings and is personally guaranteed by two directors of the Group. It bears interest at the lending bank’s basic fixed deposit rate plus 1.45% per annum. Of the principal, $370,176 is repayable in 24 equal monthly installments. A final balloon payment of $1,172,225 is due on November 28, 2009. The applicable interest rate was approximately 3.6% per annum as of March 2008 and December 2007.

For the three months ended March 31, 2008 and 2007, interest expense charged to operations in respect of the above unsecured short-term loans was $14,666 and $6,079 respectively.

(iii)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2003 and to finance its operations. The loan was secured by the Group’s land and buildings and personal guarantees provide by two directors of the Group. The loan bore interest at the lending bank’s basic fixed deposit rate plus 0.69% per annum for the year 2005 to 2007, and plus 1.69% per annum for the year 2008.  On August 10, 2005, the bank extended the term of the loan and it was repayable in 84 equal monthly installments starting on August 10, 2012. The loan was fully repaid on November 28, 2007.

In February 2005, KCIT obtained a new bank loan of $456,830, which bore interest at 6% per annum and was repayable in 36 equal monthly installments. The last installment was due on February 2, 2008, was collateralized by notes receivables in 30% approximating the loan balance, and guaranteed by two directors of the Group. The loan was fully repaid on January 9, 2008.

In August 2005, KCIT obtained a new bank loan of $213,187, which was repayable in 60 equal monthly installments. The last installment was due on August 10, 2010, and guaranteed by two directors of the Group. The loan was fully repaid on November 28, 2007.

For the three months ended March 31, 2008 and 2007, interest expense charged to operations amounted to $17 and $10,077, respectively.

NOTE 12 - RECEIPTS IN ADVANCE

The balance comprises:

	Notes	March 31, 2008	December 31, 2007
		(Unaudited)

Current liabilities:
Sales deposits received	(i)	$471,930	$303,258
Franchising income received	(ii)	1,370,253	1,456,267
Subscription fees received	(iii)	507,575	516,136
Others		79,062	96,742
		2,428,820	2,372,403

Long-term liabilities:
Franchising income received	(ii)	1,027,558	1,034,260

		$3,456,378	$3,406,663

Note:

(i) The balance represents receipts in advance from customers for goods sold to them.

(ii) The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii) The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 13 - RETIREMENT PLANS

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

     The net periodic pension cost is as follows:

	Three months ended March 31,
	2008	2007
	(Unaudited)
Service cost		$	$
Interest cost	3,228		3,054
Expected return on assets	(523)		(606)
Amortization of unrecognized loss	808		739

Net periodic pension cost	$3,513		$3,187

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

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Three months ended March 31, 2008	Three months ended March 31, 2007	Three months ended March 31, 2008	Three months ended March 31, 2007	Three months ended March 31, 2008	Three months ended March 31, 2007	Three months ended March 31, 2008	Three months ended March 31, 2007	Three months ended March 31, 2008	Three months ended March 31, 2007	Three months ended March 31, 2008	Three months ended March 31, 2007

Revenue
External revenue	$1,667,695	$2,058,567	$1,731,829	$1,182,393	$3,399,524	$3,240,960	$—	$—	$—	$—	$3,399,524	$3,240,960
Inter-segment revenue	—	—	—	—	—	—	—	—	—	—	—	—

	$1,667,695	$2,058,567	$1,731,829	$1,182,393	$3,399,524	$3,240,960	$—	$—	$—	$—	$3,399,524	$3,240,960

Profit from Operations	$176,323	$552,648	$549,377	$383,403	$725,700	$936,051	$(36,862)	$(62,287)	$—	$—	$688,838	$873,764

Capital expenditures	$57,643	$5,083	$265,760	$38,325	$323,403	$43,408	$—	$—	$—	$—	$323,403	$43,408

	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Total assets	$7,770,317	$7,495,418	$4,459,044	$4,063,399	$12,229,361	$11,558,817	$2,950	$2,597	$(434,919)	$(400,129)	$11,797,392	$11,161,285

NOTE 15 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

     As of March 31, 2008, the Company’s future minimum lease payments under a non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2009	$173,317
2010	124,351
2011	205,214
2012	568,930
Years 2013 to 2017	776,092

$1,847,904

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption “Factors That May Affect Our Future Results And Financial Condition” contained herein and other factors disclosed in our filings with the SEC including, but not limited to our Annual Report on Form 10-K for the year ended December 31, 2007. We do not intend to update these forward-looking statements.

OVERVIEW

     We are a leading provider in the PRC and Taiwan of English-language instruction and educational services to children for whom Chinese is the primary language. Our focus is on children between two and twelve years old. In 2007 we taught or provided educational materials for approximately 1,300,000 students at over 7,430 locations through our franchise and cooperative school operations.

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

     As of March 31, 2008, the balance of our amortizable intangible assets was $546,962, including franchise-related intangible assets of $222,343 and copyrights of $130,702. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years, and the balance of goodwill was $193,917, which is amortized on a straight-line basis over estimated useful lives of five years. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $158,564, or 5%, to $3,399,524 for the three months ended March 31, 2008 from $3,240,960 for the three months ended March 31, 2007. This was mainly due to the decrease in sales of goods of $70,049, increase in franchising income of $2,737, and increase in other operating revenues of $225,876.

     Sales of goods. The decrease in sales of goods, from $2,434,158 for the three months ended March 31, 2007 to $2,364,109, or 3%, for the three months ended March 31, 2008, was mainly due to the decrease in net sales of goods from our Taiwan operations of $319,104, or 20%, to $1,249,561 for the three months ended March 31, 2008 from $1,568,665 for the three months ended March 31, 2007 and in the increase in our Shanghai operations of $249,626, or 29%, to $1,115,119 for the three months ended March 31, 2008 from $865,493 for the three months ended March 31, 2007.

     Franchising income. The 0.5% increase in franchising income, from $553,492 for the three months ended March 31, 2007 to $556,229, for the three months ended March 31, 2008, was mainly due to the increase in franchising income from Shanghai operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and the tuition from schools. Other operating revenue increased by $225,876, or 89%, to $479,186 for the three months ended March 31, 2008 from $253,310 for the three months ended March 31, 2007. The increase was mainly due to operate schools controlled by us in the PRC.

     Gross Profit. Gross profit increased by $49,441, or 2%, to $2,224,022 for the three months ended March 31, 2008 from $2,174,581 for the three months ended March 31, 2007. The increase in Gross Profit was mainly due to the increase in franchising income and in other operating revenue.

     Total Operating Expenses. Total operating expenses increased by $234,367, or 18%, to $1,535,184 for the three months ended March 31, 2008, from $1,300,817 for the three months ended March 31, 2007. The increase in total operating expenses was mainly due to increases in expenditures to fund daily operations in our Shanghai operations.

     Other Operating Expenses. Other operating expenses increased by $230,939, or 18%, to $1,513,671 for the three months ended March 31, 2008, from $1,282,732 for the three months ended March 31, 2007.The increase in operating expenses was mainly due to increases in expenditures to fund daily operations in our Shanghai operations.

     Interest Expenses, Net. Net interest expenses increased by $1,432, or 7%, to $23,101 for the three months ended March 31, 2008 from $21,669 for the three months ended March 31, 2007. The increase in net interest expenses was mainly due to the increase of the borrowings during the three months ended March 31, 2008, compared to the three months ended March 31, 2007. (See Note 11 to our Condensed Consolidated Financial Statements for more information.)

Other Non-operating Income, Net. Net other non-operating income decreased by $443, or 0.3%, to $132,158 for the three months ended March 31, 2008, from $132,601 for the three months ended March 31, 2007. The decrease in net other non-operating income was mainly due to the difference in exchange rates between the two periods.

     Provision for Taxes. Provision for taxes for the three months ended March 31, 2008 and 2007 were $36,897 and $172,942, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2008, our principal sources of liquidity included cash and bank balances of $1,337,647, which increased $99,435 from the balance of $1,238,212 at December 31, 2007. The increase was mainly due to the increase in our net income.

We have assertively expanded our business in the PRC. The Shanghai operations have turned profitable in 2006, and the Group has turned profitable in the first quarter of 2007. We anticipate continued expansion of the demand for learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing. In order to increase its profit margin, the Group has operated direct-owned schools beginning since 2007. Due to the rapid expansion in our Shanghai operations, the Group foresees additional need for funds in the near future to facilitate its expansion plans during 2008. As discussed in Note 11 to our Condensed Consolidated Financial Statements, the majority of the Group’s existing loans are guaranteed by two directors of the Group who have expressed their willingness to continue to support the Group until other sources of funds have been obtained. Moreover, management believes that, with continuous growth in the sales in the PRC, the existing directors’ support, and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Net cash provided by operating activities was $1,129,858 and $177,083 during the three months ended March 31, 2008 and 2007, respectively. The $952,775 difference was primarily attributed to (i) an increase in notes and accounts receivable of $531,916 during the three months ended March 31, 2008, compared to an increase of notes and accounts receivable of $1,074,483 during the three months ended March 31, 2007, and (ii) an increase of notes and accounts payable in the amount of $450,301 during the three months ended March 31, 2008, compared to a decrease of notes and accounts payable in the amount of $148,526 during the three months ended March 31, 2007.

     Net cash used in investing activities was $96,558 during the three months ended March 31, 2008 and net cash provided by investing activities was $21,117 during the three months ended March 31, 2007. The $117,675 difference was primarily attributable to (i) more cash used in the purchase of property and equipment which constituted a decrease in the amount of $64,757 during the three months ended March 31, 2008, compared to a decrease in the amount of $50,716 during the three months ended March 31, 2007, (ii) cash used in pledged notes receivable of $26,536 during the three months ended March 31, 2008, compared to cash provided by pledged notes receivable of $71,831 during the three months ended March 31, 2007, for a net positive difference in cash of $98,370.

     Net cash used in financing activities during the three months ended March 31, 2008 was $605,076, as compared to $375,978 during the three months ended March 31, 2007. The $229,098 difference was primarily attributable to $573,968 in cash used in repayment of bank borrowings during the three months ended March 31, 2008, compared to $113,635 used for the same purpose during the three months ended March 31, 2007.

Off-Balance Sheet Arrangements

     As of March 31, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

     One of our financing sources is from bank borrowings. As of March 31, 2008 and 2007, the balances of bank borrowings, including current and non-current portions, were $2,549,668 and $2,700,885, respectively.

Pension Benefit

     As of July 1, 2005, the Group maintains two different retirement plans, according to the ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed prior to June 2005, as described in Note14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $16,735, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the three months ended March 31, 2008 and 2007 amounted to $13,755, and $22,085, respectively.

 New Accounting Pronouncements

See Note 4 to the Consolidated Financial Statements

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2008, we have projected that, if interest rates were to increase by one percent, the result would be an annual increase in our interest expense of $24,749. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our management’s evaluation our conclusion is that as of March 31, 2008 our disclosure controls and procedures were ineffective. We are taking measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system is expected to complete its trial run period by the third fiscal quarter 2008 and become fully operational thereafter. The operation of the old system is scheduled to be terminated by August 31, 2008.

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

   We recognize that the internal controls and procedures adopted by the Company were inadequate and gave rise to misappropriation of funds as disclosed in our Current Report on Form 8-K filed with the SEC on June 23, 2006. Among other improvements, we began implementing a comprehensive ERP system that will improve the Company’s internal controls. The ERP system has been fully installed and the system has been running in parallel with the old system since 2007. Since the trial-run in January 2007 to the filing date of this current report Form 10-Q, we have encountered various obstacles that prevented the ERP system from independently operating on its own. The obstacles, included the proper training and familiarization of personnel with the ERP system and detecting enhancements that needed to be made in the ERP system and to resolve such enhancements and issues that are identified during the course of training and system trial-runs. As a result, Management now expects the ERP system to be fully operational in the third fiscal quarter of 2008. The Company believes that full implementation of its new ERP System will prevent misappropriation of funds by Company employees because the ERP system will perform the following functions:

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

•
All fund transfer applications must be approved by the applicable department supervisor prior to the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level.

•	Fund transfer applications in the PRC must additionally be approved by the headquarters in Taiwan.

•	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement.

•
Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board prior to any release of funds.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended March 31, 2008 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2007.

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
Dated: May 13, 2008

By:	/s/ Suang-Yi Pai
	Name:	Suang-Yi Pai
	Title:	Chief Financial Officer