Form 10-Q
period 2008-06-30
KID CASTLE EDUCATIONAL CORP
filed 2008-08-13
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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
Yes ☐    No ☒

As of June 30, 2008, there were 25,000,000 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
	Item 1. Condensed Consolidated Financial Statements	2
	a) Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	2
	b) Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and June 30, 2007 (unaudited)	4
	c) Condensed Consolidated Statements of Stockholders’ Equity (unaudited)	6
	d) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007 (unaudited)	7
	e) Notes to Condensed Consolidated Financial Statements	9
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
	Item 4. Controls and Procedures	26
PART II.	OTHER INFORMATION	25
	Item 1. Legal Proceedings	26
	Item 1A Risk Factors	26
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
	Item 3. Defaults upon Senior Securities	27
	Item 4. Submission of Matters to a Vote of Security Holders	27
	Item 5. Other Information	27
	Item 6 Exhibits and Reports on Form 8-K	27
SIGNATURES		28

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	(Unaudited) June 30, 2008	December 31, 2007

ASSETS
Current assets
Cash and bank balances	$1,556,642	$1,238,212
Bank fixed deposits - pledged (Note11)	27,752	363,562
Notes and accounts receivable, net (Note 5)	3,034,520	2,453,868
Inventories, net (Note 6)	1,993,402	2,008,739
Other receivables (Note 7)	175,881	88,139
Prepayments and other current assets (Note 8)	733,143	542,794
Pledged notes receivable (Note 11)	476,317	557,983
Deferred income tax assets	48,621	42,335
Total current assets	8,046,278	7,295,632
Deferred income tax assets	54,062	50,481
Long-term investments (Note 9)	93,099	58,625
Property and equipment, net	2,484,622	2,312,065
Intangible assets, net of amortization (Note 10)	477,259	572,005
Long-term notes receivable	552,916	420,636
Pledged notes receivable (Note 11)	319,841	183,453
Other assets	339,074	268,388
Total assets	$12,367,151	$11,161,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 11)	$390,697	$1,212,534
Notes and accounts payable	1,134,870	389,639
Accrued expenses	1,200,891	985,764
Other payables	283,203	573,237
Deposits received	213,726	912,535
Receipts in advance (Note 12)	2,897,296	2,372,403
Income taxes payable	110,099	124,418
Total current liabilities	6,230,782	6,570,530
Bank borrowings maturing after one year (Note 11)	1,794,214	1,752,776
Receipts in advance (Note 12)	1,308,286	1,034,260
Deposits received	1,504,380	680,694
Deferred liability	41,425	38,787
Accrued pension liabilities (Note 13)	429,724	401,893
Total liabilities	11,308,811	10,478,940

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued
(Expressed in US Dollars)

	(Unaudited) June 30, 2008	December 31, 2007

Commitments and contingencies (Note 15)

Minority interest	202,724	162,343

Shareholders’ equity
Common stock, no par share :
60,000,000 shares authorized; 25,000,000 issued and outstanding at June 30, 2008 and December 31, 2007	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(6,713,965)	(7,179,418)
Accumulated other comprehensive loss	(1,042,693)	(932,027)
Net loss not recognized as pension cost	(239,205)	(220,032)
Total shareholders’ equity	855,616	520,002
Total liabilities and shareholders’ equity	$12,367,151	$11,161,285

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three months ended June 30,
	2008	2007

Operating Revenue
Sales of goods	$1,590,509	$1,262,190
Franchising income	584,614	536,686
Other operating revenue	489,939	84,277
Total net operating revenue	2,665,062	1,883,153
Operating costs
Cost of goods sold	(714,218)	(613,973)
Cost of franchising	(88,487)	(10,643)
Other operating costs	(629,212)	(147,784)
Total operating costs	(1,431,917)	(772,400)
Gross profit	1,233,145	1,110,753
Advertising costs	(1,567)	(88)
Other operating expenses	(1,508,823)	(1,099,786)
Income(loss) from operations	(277,245)	10,879
Interest expense, net	(25,643)	(20,948)
Share of income of investments	31,856	4,521
Other non-operating income (loss), net	28,690	238,628
Income(loss) before income taxes	(242,342)	233,080
Provision for taxes	(22,468)	(20,069)
Income(loss) after income taxes	(264,810)	213,011
Minority interest income	36	(5,384)
Net income(loss)	$(264,774)	$207,627
Earnings(loss) per share - basic and diluted	$(0.01)	$0.008
Weighted-average shares used to compute earnings per share - basic and diluted	25,000,000	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Six months ended June 30,
	2008	2007

Operating Revenue
Sales of goods	$3,954,618	$3,696,348
Franchising income	1,140,843	1,090,178
Other operating revenue	969,125	337,587
Total net operating revenue	6,064,586	5,124,113
Operating costs
Cost of goods sold	(1,721,454)	(1,530,628)
Cost of franchising	(186,796)	(111,785)
Other operating costs	(699,169)	(196,366)
Total operating costs	(2,607,419)	(1,838,779)
Gross profit	3,457,167	3,285,334
Advertising costs	(23,080)	(18,173)
Other operating expenses-	(3,022,494)	(2,382,518)
Income from operations	411,593	884,643
Interest expense, net	(48,744)	(42,617)
Share of income of investments	29,787	15,989
Other non-operating income (loss), net	160,848	371,229
Income before income taxes	553,484	1,229,244
Provision for taxes	(59,365)	(193,011)
Income after income taxes	494,119	1,036,233
Minority interest income	(28,666)	(48,904)
Net income	$465,453	$987,329
Earnings per share - basic and diluted	$0.019	$0.039
Weighted-average shares used to compute earnings per share - basic and diluted	25,000,000	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

K id Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity
(Expressed in US Dollars)

	Common Stock		Additional			Accumulated other	Net loss not
	Number of shares	Amount	paid-in capital	Legal reserve	Accumulated deficit	comprehensive loss	recognized as pension cost	Total

Balance, December 31, 2006	25,000,000	$8,592,138	$194,021	$65,320	$(9,056,567)	$(330,713)	$(98,952)	$(634,753)
Net income for 2007					1,877,149			1,877,149
Cumulative translation adjustment						(601,314)		(601,314)
Comprehensive loss								1,275,835
Repayment of a liability by issuance of common stock_
Net loss not recognized as pension cost							$(121,080)	$(121,080)
Balance, December 31, 2007	25,000,000	$8,592,138	$194,021	$65,320	$(7,179,418)	$(932,027)	$(220,032)	$520,002
Net income for the six months ended June 30, 2008 (Unaudited)					465,453			465,453
Cumulative translation adjustment (Unaudited)						(110,666)		(110,666)
Comprehensive loss (Unaudited)								354,787
Net loss not recognized as pension cost							$(19,173)	(19,173)

Balance, June 30, 2008 (Unaudited)	25,000,000	$8,592,138	$194,021	$65,320	$(6,713,965)	$(1,042,693)	$(239,205)	$855,616

See accompanying Notes to Condensed Consolidated Financial Statements.

K id Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities
Net income	$465,453	$987,329
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	112,392	103,364
Impairment of goodwill	11,386	-
Amortization of intangible assets	87,179	81,818
Allowance for sales returns	15,460	2,229
Allowance for doubtful debts	42,341	12,065
Reversal of allowance for loss on inventory obsolescence and slow-moving items	(27,657)	(199,792)
Loss on disposal of PP&E	728	2,579
Minority interests	28,666	48,904
Share of income of investments	(29,787)	(15,989)
(Increase)/decrease in:
Notes and accounts receivable	(521,104)	(321,355)
Inventories	175,657	96,853
Other receivables	(231,287)	146,021
Prepayments and other current assets	(150,623)	(41,895)
Deferred income tax assets	(3,527)	20,982
Other assets	(51,511)	(54,065)
Increase/(decrease) in:
Notes and accounts payable	704,574	145,541
Accrued expenses	156,927	(204,368)
Other payables	(276,747)	32,420
Receipts in advance	556,481	347,284
Income taxes payable	(22,270)	30,376
Deferred liability	18	1,186
Deposits received	16,921	66,348
Accrued pension liabilities	673	6,987

Net cash provided by operating activities	1,060,343	1,294,822

Cash flows from investing activities
Purchase of property and equipment	(131,431)	(65,597)
Change in investments in associated company	-	(25,759)
Acquisition, net of cash acquired	-	46,607
Proceeds from disposal of property and equipment	2,241	118
Prepayment of long-term investments	(26,535)	(306,040)
Acquisition of long-term investments	-	(544,135)
Bank fixed deposits-pledged	353,178	(353,890)
Pledged notes receivable	(4,551)	(301,050)

Net cash provided by (used in) investing activities	192,902	(1,549,746)

K id Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued
(Unaudited)
(Expressed in US Dollars)

	Six months ended June 30,
	2008	2007

Cash flows from financing activities
Proceeds from bank borrowings	108,569	684,836
Proceeds from loan from related parties	100,049	4,846
Repayment of bank borrowings	$(1,069,693)	$(270,231)
Repayment of loan from stockholders and transactions of related parties	(42,196)	(297,262)

Net cash used in financing activities	(903,271)	122,189

Net increase (decrease) in cash and cash equivalents	349,974	(132,735)

Effect of exchange rate changes on cash and cash equivalents	(31,544)	(114,821)

Cash and cash equivalents at beginning of period	1,238,212	1,419,873

Cash and cash equivalents at end of period	$1,556,642	$1,172,317

See accompanying Notes to Condensed Consolidated Financial Statements.

K id Castle Educational Corporation

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

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (“KCEI”) in the PRC, with registered total capital of $153,778, in order to operate schools controlled by us in PRC. As of June 30, 2008, KCEI had total registered capital of $507,309.

The Company, Higoal and its subsidiaries are collectively referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 have been prepared by the Group, without audit, pursuant to the rules and regulations of the SEC using generally accepted accounting principles in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Since inception, the Group has incurred operating losses during most of its reporting periods. However, the Group has been profitable since 2007. The accumulated deficit has improved since Messrs. Pai and Yang have assumed their respective management roles, and as of June 30, 2008, the balance of accumulated deficit was $6,713,965. Although we had an accumulated deficit, we have positive cash flow from operations. Barring significant, unforeseen developments in the PRC, we believe we can decrease our reliance on loans from shareholders and banks to meet our funding requirements in the future. Despite our expectation to decrease reliance on loans, we may again be required to seek additional financing to meet our funding requirements and no assurances can be given that bank loans or loans from shareholders will be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may need to seek a more expensive source of funding to finance our operations.

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

INTANGIBLE ASSETS

Franchises and copyrights are stated at cost and amortized on the straight-line method over their estimated useful lives of 10 years, the goodwill is tested for impairment on a recurring basis.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) is disclosed in the condensed consolidated statement of stockholders’ equity.

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the Six months ended June 30, 2008 and 2007, the Group did not have any potential common stock shares.

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

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	June 30, 2008	December 31, 2007
	(Unaudited)

Notes and accounts receivable
- Third parties	$3,313,594	$2,757,425
- Related parties	206,613	150,363

Total	3,520,207	2,907,788
Allowance for doubtful accounts and sales returns	(485,687)	(453,920)

Notes and accounts receivable, net	$3,034,520	$2,453,868

NOTE 6 - INVENTORIES
	June 30, 2008	December 31, 2007
	(Unaudited)

Work in process	$109,501	$180,985
Finished goods and other merchandises	2,201,788	2,151,962

	2,311,289	2,332,947
Less: Allowance for obsolete inventories and decline of market value	(317,887)	(324,208)

	$1,993,402	$2,008,739

NOTE 7 - OTHER RECEIVABLES

	June 30, 2008	December 31, 2007
	(Unaudited)
Other receivables - third parties:
Tax paid on behalf of landlord	$	$
Advances to staff	108,120		87,188
Grants from Market Information Center
Other receivables	66,704		633

Sub-total	174,824		87,821
Other receivables - related parties	1,057		318
	$175,881		$88,139

NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)

Prepayments	$704,468	$523,199
Temporary payments	134	15,598
Prepaid interest	—	2,713
Others	28,541	1,284

	$733,143	$542,794

NOTE 9- INTEREST IN ASSOCIATES

	June 30, 2008	December 31, 2007
	(Unaudited)

21 st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$108,709	$101,787
Share of loss	(716)	(39,641)

	$107,993	$62,146

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$101,462	$95,000
Share of loss	(116,356)	(98,521)

	$(14,894)	$(3,521)

Total	$93,099	$58,625

Note:

(i)
In October 2003, the Group obtained the PRC government’s approval to co-found Education Center with 21 st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB 1,500,000, and KCES and 21 st Century Publishing House each owns 50% of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

For the six months ended June 30, 2008 and 2007, the Group recognized investment income accounted for under the equity method in Education Center of $40,665 and $ 19,265, respectively.

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

For the six months ended June 30, 2008 and 2007, the Group recognized an investment loss of $10,878 and an investment revenue of $1,278, respectively, accounted for under the equity method, in Tianjin Consulting.

(iii)
As of August 1, 2007, the Group acquired 100% interest in Sichuan Lanbeisi Kid Castle Education Development Co., Ltd, which became a consolidated entity. For the six monts ended June 30, 2007, the Group recognized an investment loss accounted for under the equity method in Lanbeisi of $4,554.

NOTE 10 - INTANGIBLE ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)

Gross carrying amount
Franchise	$1,120,428	$1,049,538
Copyrights	658,631	616,960
Goodwill	233,069	218,227

Less: Accumulated amortization
Franchise	(924,352)	(813,392)
Copyrights	(543,371)	(478,144)
	(1,467,723)	(1,291,536)
Less: Impairment of goodwill
Goodwill	(67,146)	(21,184)

Net	$477,259	$572,005

Amortization charged to operations was $87,179 and $81,818 for the six months ended June 30, 2008 and 2007, respectively. The impairment of goodwill was $11,386 for the six months ended June 30, 2008.

The estimated aggregate amortization expenses for each of the two succeeding fiscal years are as follows:

2009	$177,906
2010	49,972

$277,878

NOTE 11 - BANK BORROWINGS

	Notes	June 30, 2008	December 31, 2007
		(Unaudited)

Bank term loans	(i)	$653,593	$580,553
Short-term unsecured bank loans	(ii)	—	1,027,446
Mid-term secured bank loan	(iii)	1,531,318	1,357,311

		2,184,911	2,965,310
Less: Balances maturing within one year included in current liabilities
Bank term loans		110,779	185,088
Short-term unsecured bank loans		—	1,027,446
Mid-term secured bank loan		279,918	—

		390,697	1,212,534

Bank borrowings maturing after one year		$1,794,214	$1,752,776

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $904,682 and $753,962 that we have received from franchisees and the Group’s bank deposits of $27,752 and $22,053 as of June 30, 2008 and December 31, 2007, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, which were extended on October 18, 2007 and will be due on September 30, 2008. The weighted average interest rates were 5.86% and 5.85% per annum as of June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008 and 2007, interest expense charged to operations in respect of bank loans was $17,672 and $6,549, respectively.

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

For the six months ended June 30, 2008 and 2007, interest expense charged to operations in respect of the above unsecured short-term loans was $421 and $11,142, respectively.

(iii)
In August 2005, KCIT obtained a bank loan in the principal amount of $944,115 to repay its mortgage loan that was originally granted by a bank on August 10, 2003 and to finance its operations. The loan was secured by the Group’s land and buildings and personal guarantees provide by two directors of the Group. The loan bore interest at the lending bank’s basic fixed deposit rate plus 0.69% per annum for the years 2005 to 2007, and plus 1.69% per annum for the year 2008.  On August 10, 2005, the bank extended the term of the loan and it was repayable in 84 equal monthly installments starting on August 10, 2012. The loan was fully repaid on November 28, 2007.

In February 2005, KCIT obtained a new bank loan of $456,830, which bore interest at 6% per annum and was repayable in 36 equal monthly installments. The last installment was due on February 2, 2008 and the loan was fully repaid on January 9, 2008.

In August 2005, KCIT obtained a new bank loan of $213,187, which was repayable in 60 equal monthly installments. The last installment was due on August 10, 2010, however, the loan was fully repaid on November 28, 2007.

In November 28, 2007, KCIT obtained a new bank loan of $1,542,401. The loan is secured by the Group’s land and buildings and is personally guaranteed by two directors of the Group. It bears interest at the lending bank’s basic fixed deposit rate plus 1.45% per annum. Of the principal, $370,176 is repayable in 24 equal monthly installments. A final balloon payment of $1,172,225 is due on November 28, 2009. The applicable interest rate was approximately 3.6% per annum as of June 2008 and December 2007.

For the six months ended June 30, 2008 and 2007, interest expense charged to operations amounted to $28,787 and $19,647, respectively.

NOTE 12 - RECEIPTS IN ADVANCE

The balance comprises:
	Notes	June 30, 2008	December 31, 2007
		(Unaudited)

Current liabilities:
Sales deposits received	(i)	$735,118	$303,258
Franchising income received	(ii)	1,455,755	1,456,267
Subscription fees received	(iii)	683,456	516,136
Others		21,950	96,742
Related parties		1,017	—
		2,897,296	2,372,403

Long-term liabilities:
Franchising income received	(ii)	1,308,286	1,034,260

		$4,205,582	$3,406,663

Note:

(i)	The balance represents receipts in advance from customers for goods sold to them.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

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

The net periodic pension cost is as follows:

	Six months ended June 30,
	2008		2007
	(Unaudited)
Service cost	$		$
Interest cost		6,456		6,108
Expected return on assets		(1,046)		(1,212)
Amortization of unrecognized loss		1,616		1,478

Net periodic pension cost		$7,026		$6,374

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

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Six months ended June 30, 2008	Six months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Revenue
External revenue	$3,116,020	$3,255,979	$2,948,566	$1,868,134	$6,064,586	$5,124,113	$—	$—	$—	$—	$6,064,586	$5,124,113
Inter-segment revenue	—	—	—	—	—	—	—	—	—	—	—	—

	$3,116,020	$3,255,979	$2,948,566	$1,868,134	$6,064,586	$5,124,113	$—	$—	$—	$—	$6,064,586	$5,124,113

Profit from Operations	$297,645	$562,771	$186,397	$413,827	$484,042	$976,598	$(72,449)	$(91,955)	$—	$—	$411,593	$884,643

Capital expenditures	$60,609	$6,084	$71,209	$39,639	$131,818	$45,723	$—	$—	$—	$—	$131,818	$45,723

	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Total assets	$8,439,617	$7,495,418	$4,459,852	$4,063,399	$12,899,469	$11,558,817	$2,968	$2,597	$(535,286)	$(400,129)	$12,367,151	$11,161,285

NOTE 15 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

As of June 30, 2008, the Company’s future minimum lease payments under a non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2009	$509,371
2010	291,001
2011	360,940
2012	749,827
Years 2013 to 2017	1,330,513

$3,241,652

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

As of June 30, 2008, the balance of our amortizable intangible assets was $477,259, including franchise-related intangible assets of $196,076 and copyrights of $115,260. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. The balance of goodwill was $165,923, which is tested for impairment on a recurring basis. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $781,909, or 42%, to $2,665,062 for the three months ended June 30, 2008 from $1,883,153 for the three months ended June 30, 2007, including the increase in other operating revenue of $405,662, the sales of goods of $328,319 and the franchising income of $47,928.

Sales of goods. The increase in sales of goods, from $1,262,190 for the three months ended June 30, 2007 to $1,509,509 for the three months ended June 30, 2008, or 26%, was mainly due to increase in our Shanghai operations.

Franchising income. The increase in franchising income, from $536,686 for the three months ended June 30, 2007 to $584,614 for the three months ended June 30, 2008, or 9%, was mainly due to the increase in franchising income in Shanghai operations.

Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and tuition from school controlled by us. Other operating revenue increased by $405,662, to $489,939 for the three months ended June 30, 2008 from $84,277 for the three months ended June 30, 2007. The increase was mainly due to operate schools controlled by us in the PRC.

Gross Profit. Gross profit increased by $122,392, or 11%, to $1,233,145 for the three months ended June 30, 2008 from $1,110,753 for the three months ended June 30, 2007, was mainly due to increase in sales of goods from Shanghai operations.

Total Operating Expenses. Total operating expenses increased by $410,516, or 37%, to $1,510,390 for the three months ended June 30, 2008 from $1,099,874 for the three months ended June 30, 2007, principally due to increases in expenditures to fund daily operations in our Shanghai operations.

Other Operating Expenses. Other operating expenses increased by $409,037, or 37%, to $1,508,823 for the three months ended June 30, 2008 from $1,099,786 for the three months ended June 30, 2007, principally due to increases in daily expenditures in our Shanghai operations.

Interest Expenses, Net. Net interest expenses increased by $4,695, or 22%, to $25,643 for the three months ended June 30, 2008 from $20,948 for the three months ended June 30, 2007, primarily due to the increase of the borrowings during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Provision for Taxes. Provision for taxes for the three months ended June 30, 2008 and 2007 were $22,468 and $20,069, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $940,473, or 18%, to $6,064,586 for the six months ended June 30, 2008 from $5,124,113 for the six months ended June 30, 2007. This was mainly due to the increase in sales of goods of $258,270, the franchising income of $50,665, and the other operating revenues of $631,538.

Sales of goods. The increase in sales of goods, from $3,696,348 for the six months ended June 30, 2007 to $3,954,618, or 6%, for the six months ended June 30, 2008, was mainly due to the increase in net sales of goods in Shanghai operations.

Franchising income. The 5% increase in franchising income, from $1,090,178 for the six months ended June 30, 2007 to $1,140,843, for the six months ended June 30, 2008, was mainly due to the increase in franchising income from Shanghai operations.

Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and the tuition from schools. Other operating revenue increased by $631,538, or 1.87%, to $969,125 for the six months ended June 30, 2008 from $337,587 for the six months ended June 30, 2007. A major portion of the increase was due to increases in operating revenue from schools controlled by us in the PRC.

Gross Profit. Gross profit increased by $171,833, or 5%, to $3,457,167 for the six months ended June 30, 2008 from $3,285,334 for the six months ended June 30, 2007. The increase in Gross Profit was mainly due to the increase in sales of goods.

Total Operating Expenses. Total operating expenses increased by $644,883, or 27%, to $3,045,574 for the six months ended June 30, 2008, from $2,400,691 for the six months ended June 30, 2007. The increase in total operating expenses was mainly due to increases in expenditures to fund daily operations in our Shanghai operations.

Other Operating Expenses. Other operating expenses increased by $639,976, or 27%, to $3,022,494 for the six months ended June 30, 2008, from $2,382,518 for the six months ended June 30, 2007.The increase in operating expenses was mainly due to increases in expenditures to fund daily operations in our Shanghai operations.

Interest Expenses, Net. Net interest expenses increased by $6,127, or 14%, to $48,744 for the six months ended June 30, 2008 from $42,617 for the six months ended June 30, 2007. The increase in net interest expenses was mainly due to the increase of the borrowings during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. (See Note 11 to our Condensed Consolidated Financial Statements for more information.)

Other Non-operating Income, Net. Net other non-operating income decreased by $210,381, or 57%, to $160,848 for the six months ended June 30, 2008, from $371,229 for the six months ended June 30, 2007. The decrease in net other non-operating income was mainly due to reverse of inventory provision of $27,657 for the six months ended June 30, 2008, compare to reverse of inventory provision of $199,792 for the six months ended June 30, 2007.

Provision for Taxes. Provision for taxes for the six months ended June 30, 2008 and 2007 were $59,365 and $193,011, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our principal sources of liquidity included cash and bank balances of $1,556,642, which increased $318,430 from the balance of $1,238,212 at December 31, 2007. The increase was mainly due to the increase in our net income.

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

Net cash provided by operating activities was $1,060,343 and $1,294,822 during the six months ended June 30, 2008 and 2007, respectively. The $234,479 difference was primarily attributed to (i) an increase in notes and accounts receivable of $521,104 during the six months ended June 30, 2008, compared to an increase of notes and accounts receivable of $321,355 during the six months ended June 30, 2007, (ii) an increase of notes and accounts payable in the amount of $704,574 during the six months ended June 30, 2008, compared to a increase of notes and accounts payable in the amount of $145,541 during the six months ended June 30, 2007 and (iii) an decrease of reversal of allowance for loss on inventory obsolescence and slow-moving items in the amounts of $27,657 during the six months ended June 30, 2008, compared to a decrease of reversal of allowance for loss on inventory obsolescence and slow-moving items in the amounts of $199,792 during the six months ended June 30, 2007.

Net cash used in investing activities was $192,902 during the six months ended June 30, 2008 and net cash provided by investing activities was $1,549,746 during the six months ended June 30, 2007. The $1,742,648 difference was primarily attributable to (i) more cash used in the purchase of property and equipment which constituted a decrease in the amount of $131,431 during the six months ended June 30, 2008, compared to a decrease in the amount of $65,597during the six months ended June 30, 2007, (ii) cash used in pledged notes receivable of $4,551 during the six months ended June 30, 2008, compared to $301,050 during the six months ended June 30, 2007, for a net positive difference in cash of $296,499.

Net cash used in financing activities during the six months ended June 30, 2008 was $903,271, compared to net cash provided by financing activities of $122,189 during the six months ended June 30, 2007. The $1,025,460 difference was primarily attributable to $1,069,693 in cash used in repayment of bank borrowings during the six months ended June 30, 2008, compared to $270,231 used for the same purpose during the six months ended June 30, 2007.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

One of our financing sources is from bank borrowings. As of June 30, 2008 and 2007, the balances of bank borrowings, including current and non-current portions, were $2,184,911 and $2,965,310, respectively.

Pension Benefit

As of July 1, 2005, the Group maintains two different retirement plans, according to the ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed prior to June 2005, as described in Note14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $16,735, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the six months ended June 30, 2008 and 2007 amounted to $28,547, and $22,085, respectively.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2008, we have projected that, if interest rates were to increase by one percent, the result would be an annual increase in our interest expense of $21,413. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our management’s evaluation our conclusion is that as of June 30, 2008 our disclosure controls and procedures were ineffective. We are taking measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner. The ERP system is expected to complete its trial run period by the third fiscal quarter 2008 and become fully operational thereafter. The operation of the old system is scheduled to be terminated by August 31, 2008.

The Company recognizes that the disclosure controls and procedures were inadequate; it is assertively attending to the inadequacy and believes that implementation of ERP will significantly strengthen the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the last quarter, we have continued to implement a comprehensive ERP system that, when fully operational, will enhance our internal controls over financial reporting. The ERP system has been fully installed and the system has been running in parallel with the old system since 2007. The system is expected to be fully operational in the third fiscal quarter 2008. The operation of the old system is scheduled to be terminated by August 31, 2008. The ERP system will perform the following functions:

☐	Maintain detailed records and produce comprehensive financial statements on a periodic basis allowing management to review and detect irregular financial activities;

☐	Place different check-points on the progression of ordinary monetary activities of the business; and

☐	Delineate individual and/departmental responsibilities and effectively separate respective departmental transactions so as to prevent occurrence of intentional misappropriation of funds.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have no material pending legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended June 30, 2008 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2007.

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

Dated: August 12, 2008

By:	/s/ Suang-Yi Pai
	Name:	Suang-Yi Pai
	Title:	Chief Financial Officer