Form 10-K/A
period 2007-12-31
KID CASTLE EDUCATIONAL CORP
filed 2008-09-23
CIK 1049011

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

The number of shares of common stock outstanding as of February 29, 2008 and as of September 23, 2008 was 25,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KID CASTLE EDUCATIONAL CORPORATION
FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007 initially filed with the Securities and Exchange Commission on March 31, 2008 is being filed to reflect the restatement of the registrant’s Consolidated Statements of Cash Flows for the year ended December 31, 2007 and the disclosures of impairment of goodwill. The restatement and additional disclosures are the result of the testing of goodwill which is described in more detail in Note 9 and Note 11. Except with respect to such transactions, the Consolidated Financial Statements in this Form 10-K/A do not reflect any events that have occurred after the 2007 Form 10-K was filed on March 31, 2008.

In addition, we have edited our response under Item 9A, “Controls and Procedures”, and we have also filed the following exhibits with this report:

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

The English-language Education Market

Analysis of Preschool and Elementary School Markets in Taiwan

Preschool Educational Market. Among the 1.2 million children in Taiwan between the ages of two to six, we estimate that 45% (approximately 540,000 children) attend preschools and that approximately 70% (about 840,000 children) purchase English-learning materials (population data provided by the Taiwanese Ministry of the Interior - http://www.moi.gov.tw/stat/index.asp ).

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

China Market Overview

According to the 2007 market survey by the National Bureau of Statistics of China (“NBSC”) (available at http://www.moe.edu.cn/edoas/website18/info20732.htm ) the English-education market in China is comprised of 226 million children for the preschool market and 108 million elementary students for the after-school tutoring market.

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

On December 27, 2006 we established a wholly-owned subsidiary, KCEI with registered total capital of Renmibi ("RMB") $1.2 million. As of December 31, 2007, KCEI has a total registered capital of RMB2,000,000.

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
Shanghai Kid Castle Educational Info. Constitution Co., Ltd. (100%)
Sichuan Lanbeisi Kid Castle Education Development Co., Ltd. (100%)
Xian Yanta Green Field Pre-school (100%)
Jilin Kid Castle Educational Investment Development Co., Ltd. (100%)

Where You Can Find More Information

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet from the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our website address is http://www.kidcastle.com .

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

In addition, in July 2003, our subsidiary, KCES, entered into agreements with a local Chinese party, 21 st Century Publishing House, in Jiangxi Province, to establish two joint ventures, Jiangxi 21 st Century Kid Castle Culture Media Co., Ltd. (“KC Culture Media”) and 21 st Century Kid Castle Language and Education Center (“KC Education Center”), and to establish a wholly-owned subsidiary, KCEI. KC Culture Media and KC Education Center primarily publish and distribute English-language education materials, enter into franchise and consulting relationships with kindergarten and language schools, and provide services to cooperative schools in China. KCEI has now commenced operation of directly managed schools in the PRC. We intend to use the direct management approach as one of our primary vehicles for our expansion into the PRC market. Although we received, on January 19, 2004, and October 31, 2003, respectively, licenses from the applicable government authorities to conduct the business of KC Culture Media and KC Education Center in the PRC, there exist various factors that render the regulatory environment volatile and uncertain.

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

The following table sets forth the location and size of the material facilities of our subsidiaries, KCIT and KCES:

KCIT

Nature	Location	Floor Space (m2)
Registration area	No. 148, Jianguo Road, Hsien Tien, Taipei, Taiwan, ROC	48
Administrative office	8 th Floor, No. 98, Min Chuan Road, Hsien Tien, Taipei, Taiwan, ROC	534
Administrative office	8th Floor, No. 100, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	375
Administrative office	Room 5, 8th Floor, No. 251, Min Chuan 1st Road, Kaohsiung, Taiwan, R.O.C.	312
Warehouse	No. 459, Sec. 2, Zhongshan Rd., Huatan Shiang, Changhua County 503, Taiwan, ROC	5,000

KCES

Nature	Location	Floor Space (m2)
Administration office	4 th Floor, No. 1277, Beijing West Road, Shanghai, PRC	1092
Warehouse	No. 305, Lane 2638, Hongmei South Road, Shanghai, PRC	800

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 4, 1998, our common stock was approved for quotation on the NASD Over-the-Counter Bulletin Board under the trading symbol “OMDO.” On June 28, 2002, the trading symbol was changed to “OMDR.” On August 22, 2002, the trading symbol was changed to “KDCE.” The high and low bid quotations for our common stock were as follows for the periods below (as reported by OTCBB).

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2007	High Bid	Low Bid
1 st Quarter	0.11	0.10
2 nd Quarter	0.25	0.11
3 rd Quarter	0.20	0.20
4 th Quarter	0.20	0.16

Fiscal Year Ended on December 31, 2006	High Bid	Low Bid
1 st Quarter	0.25	0.12
2 nd Quarter	0.15	0.12
3 rd Quarter	0.35	0.15
4 th Quarter	0.15	0.10

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

As of December 31, 2007, the balance of our amortizable intangible assets was $538,638, including franchise-related intangible assets of $339,227 and copyrights of $199,411. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. As of December 31, 2007, the balance of goodwill was $197,043, which is impaired and based on return of investment in PRC kindergardten and projection of future collection of such investment..   In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period that the change incurred.

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

Currency Exchange Risk .

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

Based on its assessment, management concluded that as of December 31, 2007 our disclosure controls and procedures were ineffective. We have been taking measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system is expected to complete its trial run period by the third fiscal quarter 2008 and become fully operational thereafter. The old system used by the Company will then be phased out. The phase-out period will involve the amalgamation of old data into the new ERP system, and training for staff on how to use the new ERP system. During the phase-out period, various functions and operations of the new ERP system will be operating in parallel with the old system. The foregoing changes to our disclosure controls and procedures are integrated with changes to our internal controls over financial reporting, as detailed further below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive and financial accounting officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting. Management’s assessment of internal control over financial reporting was conducted using the criteria in “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that our internal controls over financial reporting are effective.

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting. Among other improvements, we began implementing a comprehensive ERP system that will improve the Company’s internal controls. The ERP system has been fully installed and the system has been running in parallel with the old system since 2007. Since the trial-run in January 2007 to the filing date of this current report on Form 10-K/A, we have encountered various obstacles that prevented the ERP system from independently operating on its own. The obstacles included the proper training and familiarization of personnel with the ERP system, detecting enhancements that needed to be made in the ERP system, and resolution of such enhancements and issues that are identified during the course of training and system trial-runs. As of the date of this Form 10K/A, management is unable to meaningfully determine the date the ERP system will be fully operational. The operation of the old system has previously scheduled to be terminated as of August 31, 2008, however, the old system is still operating parallel to the ERP system. The operation of the old system will be kept operational until the obstacles are eliminated in the ERP system. The Company believes that full implementation of its new ERP System will prevent misappropriation of funds by Company employees because the ERP system will perform the following functions:

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

While we recognize that our internal controls and procedures were inadequate, we believe we have satisfactorily addressed these inadequacies by implementing the above changes, and now conclude that our internal control’s over financial reporting are effective.

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

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)
Mr. Suang-Yi Pai / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	4,841,377	19.36
Mr. Min-Tang Yang / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	9,165,538	36.66
Mrs. Chin-Chen Huang / No. 4, Alley 11, Lane 338, Dahu Road, Yingge Town, Taipei County 239, Taiwan, R.O.C.	5,000	0.02
Mr. Ming-Tsung, Shih / No. 29 Yongdong Street Yushun Villiage, Lukang Township Chang Hua, Taiwan, R.O.C.	—	—
Mr. Robert Theng / No. 3 Alley 21 Lane 36 Chieh Shou S. Rd. Changhua 500, Taiwan, R.O.C.	—	—
All officers and directors as a Group (5 persons)	14,011,915	56.02

Notes:

(1) Based on 25,000,000 shares of common stock outstanding as at December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
Date: September 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Min-Tan Yang
Min-Tan Yang	Director and President (Principal Executive Officer)	September 23, 2008

/s/ Suang-Yi Pai
Suang-Yi Pai	Director, Chief Financial Officer and Chairman (Principal Financial and Accounting Officer)	September 23, 2008

Exhibit Index

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
3.1	Articles of Incorporation	Form 10-K filed March 8, 2007	3.1

3.2	Bylaws	Form 10-Q/A filed August 17, 2004	3.1
10.1	Complete translation of Approval notification from Chang Hwa Bank Co., Ltd., for loan extension on October 18, 2007	Form 10-K filed March 31, 2008	10.1

10.2	Guarantee agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (Borrower), Min-Tan Yang (Guarantor) and Suang-Yi Pai (Guarantor) on April 13, 2006	Form 10-K filed March 31, 2008	10.2

10.3	Acknowledgement of loan, Loan Agreement by and between First Sino Bank and Kid Castle Educational Software Development Co., Ltd and guarantee by Kid Castle Internet Technology Corporation (Guarantor) and Min-Tan Yang (Guarantor) on April 20, 2007	Form 10-K filed March 31, 2008	10.3

10.4	Acknowledgement of loan, loan Agreement by and between Union Bank of Taiwan and Kid Castle Internet Technology Corporation and guarantee by Min-Tan Yang (Guarantor) and Suang-Yi Pai (Guarantor) on November 26, 2007	Form 10-K filed March 31, 2008	10.4

10.5	Equity Transfer Agreement, by and between Sichuan Province Education Institutional Service Center (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on June, 30, 2007	Form 10-K filed March 31, 2008	10.5

10.6	Equity Transfer Agreement, by and between LANBEISI Education & Culture Industrial Co., Ltd (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on May 10, 2007	Form 10-K filed March 31, 2008	10.6

10.7	Equity Transfer Agreement, by and among Ai-Tung Sun ( Transferor ), Ying-Ji Lu (Transferor), Shanghai Kid Castle Educational Info Constitution Co., Ltd ( Transferee ) and Kid Castle Educational Software Development Co., Ltd (Transferee) on April 2, 2007	Form 10-K filed March 31, 2008	10.7

10.8	Equity Transfer Agreement, by and between Hsin-Pei Sheng (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on June 1, 2007	Form 10-K filed March 31, 2008	10.8

14	Code of Ethics	Form 10-K filed April 15, 2005	14

21	Subsidiaries of the Company	Form 10-KSB filed March 30, 2004	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

/s/ Brock, Schechter & Polakoff, LLP
Buffalo, New York
March 28, 2008, except as to the Consolidated Statements of Cash Flows and Notes 9 and 11 which are dated September 17, 2008

Kid Castle Educational Corporation
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(Expressed in US Dollars)
ASSETS
Current assets
Cash and bank balances	$1,238,212	$1,419,873
Bank fixed deposits - pledged (Note 13)	363,562	75,210
Notes and accounts receivable, net (Notes 3 and 20)	2,453,868	2,001,145
Inventories, net (Note 4)	2,008,739	1,636,020
Other receivables (Notes 5 and 20)	88,139	127,062
Prepayments and other current assets (Note 6)	542,794	141,620
Pledged notes receivable (Note 13)	557,983	430,415
Deferred income tax assets (Note 7)	42,335	105,426

Total current assets	7,295,632	5,936,771
Deferred income tax assets (Note 7)	50,481	49,909
Interest in associates (Note 8)	58,625	33,295
Property and equipment, net (Note 10)	2,312,065	1,755,992
Intangible assets, net of amortization (Note 11)	572,005	538,638
Long-term notes receivable	420,636	812,809
Pledged notes receivable (Note 13)	183,453	13,851
Other assets	268,388	231,958

Total assets	$11,161,285	$9,373,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank borrowings ― short-term and maturing within one year (Note 1 3)	$1,212,534	$808,037
Notes and accounts payable (Note 20)	389,639	925,577
Accrued expenses (Note 12)	985,764	975,396
Amounts due to officers (Note 20)	-	355,653
Other payables	573,237	381,647
Deposits received (Note 14)	912,535	752,597
Receipts in advance (Note 15)	2,372,403	2,402,624
Income tax payable (Note 7)	$124,418	$143,771

Total current liabilities	6,570,530	6,745,302
Bank borrowings maturing after one year (Note 13)	1,752,776	979,323
Receipts in advance (Note 15)	1,034,260	1,275,638
Deposits received (Note 14)	680,694	629,165
Deferred liability	38,787	36,624
Accrued pension liabilities (Note 16)	401,893	287,363

Total liabilities	10,478,940	9,953,415

Commitments and contingencies (Note 17)
Minority interest	162,343	54,561
Shareholders’ equity
Common stock, no par share (Note 18):
60,000,000 shares authorized; 25,000,000 shares issued and outstanding at December 31, 2007 and 2006.	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit (Note 19)	(7,179,418)	(9,056,567)
Accumulated other comprehensive loss	(932,027)	(330,713)
Net loss not recognized as pension cost	(220,032)	(98,952)

Total shareholders’ equity (deficit)	520,002	(634,753)

Total liabilities and shareholders’ equity	$11,161,285	$9,373,223

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

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Expressed in US Dollars)
Cash flows from operating activities
Net income (loss)	$1,877,149	$(46,211)	$(1,698,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of property and equipment	253,620	215,249	299,884

Impairment of Goodwill	20,909	―	―
Amortization of intangible assets	164,488	166,106	167,945
Allowance for sales returns	3,509	(20,814)	(30,220)
Allowance for doubtful debts	31,642	363,687	604,928
Provision (reversal of) for loss on inventory obsolescence and slow-moving items	(451,846)	17,755	5,403
Share of loss of investments in associates	(27,007)	39,489	―
Loss on write-off of an investment	―	―	54,802
Loss (gain) on disposal of property and equipment	2,737	―	11,363
Minority interest income	101,287	24,463	(4,089)
(Increase)/decrease in:
Notes and accounts receivable	(44,243)	(362,561)	(1,090,681)
Inventories	106,841	431,898	819,533
Other receivables	239,323	743,006	387,069
Prepayments and other current assets	(373,143)	273,531	51,907
Deferred income tax assets	62,555	(35,164)	261,670
Other assets	50,875	336,099	30,029
Increase/(decrease) in:
Notes and accounts payable	(410,869)	(600,254)	(70,890)
Accrued expenses	(7,240)	425,041	(127,811)
Other payables	57,134	(900,934)	(719,516)
Receipts in advance	(319,692)	169,592	(8,420)
Income taxes payable	(19,885)	20,438	29,263
Deposits received	201,194	512,377	(288,778)
Accrued pension liabilities	(11,478)	474	19,641
Net cash (used in) provided by operating activities	1,507,860	1,773,267	(1,295,250)

Cash flows from investing activities

Amount due from goodwill	(215,396)	―	―
Purchase of property and equipment	(329,085)	(149,424)	(203,030)
Proceeds from disposal of property and equipment	119	―	202,822
Net cash acquired from acquisition of subsidiary	58,834	―	―

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,
	2007	2006	2005
	(Expressed in US Dollars)
Change in investments in associated company	(140,437)	―	―
Amount due from shareholder/director	―	―	977,838
Prepayment of long-term investments	(859,797)	―	―
Acquisition of long-term investments	―	―	―
Bank fixed deposits — pledged	(284,201)	46,593	166,827
Pledged notes receivable	(290,895)	773,849	369,807
Advance to ex-CFO (Note 20 B(x)2)	―	―	(2,953,337)
Repayments of advance to ex-CFO (Note 20 B(x)2)	―	―	2,953,337

Net cash (used in) provided by investing activities	(2,060,858)	671,018	1,514,264

Cash flows from financing activities

Proceeds from bank borrowings	$1,912,234	$213,357	$3,067,111
Repayment of bank borrowings	(759,304)	(1,609,571)	(4,068,179)
Repayment of capital leases	―	―	(8,536)
(Repayment of loan) borrowings from officers/shareholders	(495,803)	(1,110,555)	1,271,800
Issuance of common stock	―	922,830	―

Net cash provided by financing activities	657,127	(1,583,939)	262,196

Net increase (decrease) in cash and cash equivalents	104,129	860,346	481,210
Effect of exchange rate changes on cash and cash equivalents	(285,790)	(53,864)	(81,383)
Cash and cash equivalents at beginning of year	1,419,873	613,391	213,564

Cash and cash equivalents at end of year	$1,238,212	$1,419,873	$613,391

Supplemental disclosure of cash flow information

Interest paid	$95,300	$107,696	$236,978

Income taxes paid	$283,397	$169,797	$177,920

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

Notes:

(i)
In October 2003, the Group obtained the government’s approval to co-found Education Center with 21st Century Publishing House in the PRC. In 2004, Education Center registered the total capital as RMB1,500,000, and KCES and 21st Century Publishing House each owns 50% of the investee. It has been determined that the Group has significant influence and should therefore account for its investee on the equity method.

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

Goodwill was tested for impairment and based on return of investment in PRC kindergarten and projection of future collections impairment in the amount of $21,184 was recovered for the year ended December 31, 2007.

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

Depreciation charged to the operations was $253,620, $215,249 and $299,884 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 11 — INTANGIBLE ASSETS

	December 31, 2007	December 31, 2006

Gross carrying amount
Franchise	$1,049,538	$1,043,775
Copyrights	616,960	613,572
Goodwill	218,227	-
	1,884,725	1,657,347

Less: Accumulated amortization
Franchise	(813,392)	(704,548)
Copyrights	(478,144)	(414,161)
	(1,291,536)	(1,118,709)
Less: impairment of goodwill
Goodwill	(21,184)	—
	(21,184)	—

	$572,005	$538,638

Amortization charged to operations was $164,488, $166,106 and $167,945 for the years ended December 31, 2007, 2006, and 2005, respectively and the impairment of goodwill charged to operations was $21,184 for the year ended December 31, 2007.

The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

2008	$174,357
2009	174,357
2010	26,248
2011	-
2012	-

$374,962

Goodwill should not be amortized but evaluated on an annual basis as to its value.

NOTE 12 —ACCRUED EXPENSES

	December 31, 2007	December 31, 2006

Accrued compensation	$423,337	$305,860
Accrued professional fee	253,388	146,828
Accrued production cost	86,014	18,968
Others	223,025	503,740

	$985,764	$975,396

NOTE 13 —BORROWINGS

	Notes		December 31, 2007	December 31, 2006

Bank term loans	(i	)	$580,553	$108,922
Short-term unsecured bank loans	(ii	)	1,027,446	446,086
Mid-term secured bank loan	(iii	)	1,357,311	1,232,352

			2,965,310	1,787,360

Less: Balances maturing within one year included in current liabilities bank term loans			185,088	103,523
Short-term unsecured bank loans			1,027,446	446,086
Mid-term secured bank loan			—	258,428

			1,212,534	808,037

Bank borrowings maturing after one year			$1,752,776	$979,323

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