Form 10-Q
period 2008-09-30
KID CASTLE EDUCATIONAL CORP
filed 2008-11-14
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008
or

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
Yes ☐     No ☒

As of September 30, 2008, there were 25,000,000 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets
  (Expressed in US Dollars)

	(Unaudited) September 30, 2008	December 31, 2007

ASSETS
Current assets
Cash and bank balances	$1,742,176	$1,238,212
Bank fixed deposits - pledged (Note11)	79,736	363,562
Notes and accounts receivable, net (Note 5)	3,194,618	2,453,868
Inventories, net (Note 6)	1,554,168	2,008,739
Other receivables (Note 7)	156,157	88,139
Prepayments and other current assets (Note 8)	810,823	542,794
Pledged notes receivable (Note 11)	384,903	557,983
Deferred income tax assets	46,201	42,335
Total current assets	7,968,782	7,295,632
Deferred income tax assets	51,370	50,481
Long-term investments (Note 9)	119,653	58,625
Property and equipment, net	2,475,860	2,312,065
Intangible assets, net of amortization (Note 10)	421,038	572,005
Long-term notes receivable	390,484	420,636
Pledged notes receivable (Note 11)	215,630	183,453
Other assets	356,048	268,388
Total assets	$11,998,865	$11,161,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 11)	$219,044	$1,212,534
Notes and accounts payable	931,401	389,639
Accrued expenses	1,177,992	985,764
Other payables	214,463	573,237
Deposits received	905,957	912,535
Receipts in advance (Note 12)	2,287,419	2,372,403
Income taxes payable	105,041	124,418
Total current liabilities	5,841,317	6,570,530
Bank borrowings maturing after one year (Note 11)	1,644,657	1,752,776
Receipts in advance (Note 12)	1,415,496	1,034,260
Deposits received	736,079	680,694
Deferred liability	41,810	38,787
Accrued pension liabilities (Note 13)	408,330	401,893
Total liabilities	10,087,689	10,478,940

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets - Continued
(Expressed in US Dollars)

	(Unaudited) September 30, 2008	December 31, 2007

Commitments and contingencies (Note 15)

Minority interest	224,465	162,343

Shareholders’ equity
Common stock, no par share :
60,000,000 shares authorized; 25,000,000 issued and outstanding at September 30, 2008 and December 31, 2007	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(5,897,489)	(7,179,418)
Accumulated other comprehensive loss	(1,039,983)	(932,027)
Net loss not recognized as pension cost	(227,296)	(220,032)
Total shareholders’ equity	1,686,711	520,002
Total liabilities and shareholders’ equity	$11,998,865	$11,161,285

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three months ended September 30,
	2008	2007

Operating Revenue
Sales of goods	$2,764,230	$2,935,660
Franchising income	562,351	552,254
Other operating revenue	744,000	620,038
Total net operating revenue	4,070,581	4,107,952
Operating costs
Cost of goods sold	(1,123,317)	(1,264,881)
Cost of franchising	(73,496)	(232,124)
Other operating costs	(512,824)	(238,917)
Total operating costs	(1,709,637)	(1,735,922)
Gross profit	2,360,944	2,372,030
Advertising costs	(1,236)	(2,842)
Other operating expenses	(1,525,122)	(1,463,233)
Income from operations	834,586	905,955
Interest expense, net	(21,470)	(18,161)
Share of income of investments	25,429	39,253
Other non-operating income (loss), net	13,537	(24,151)
Income before income taxes	852,082	902,896
Provision for taxes	(15,893)	(150,545)
Income after income taxes	836,189	752,351
Minority interest income	(19,713)	(45,847)
Net income	$816,476	$706,504
Earnings per share - basic and diluted	$0.03	$0.03
Weighted-average shares used to compute earnings per share - basic and diluted	25,000,000	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Nine months ended September 30,
	2008	2007

Operating Revenue
Sales of goods	$6,718,848	$6,632,008
Franchising income	1,703,194	1,642,432
Other operating revenue	1,713,125	957,625
Total net operating revenue	10,135,167	9,232,065
Operating costs
Cost of goods sold	(2,844,771)	(2,795,509)
Cost of franchising	(260,292)	(343,909)
Other operating costs	(1,211,993)	(435,283)
Total operating costs	(4,317,056)	(3,574,701)
Gross profit	5,818,111	5,657,364
Advertising costs	(24,316)	(21,015)
Other operating expenses	(4,547,616)	(3,845,751)
Income from operations	1,246,179	1,790,598
Interest expense, net	(70,214)	(60,778)
Share of income of investments	55,216	55,242
Other non-operating income (loss), net	174,385	347,078
Income before income taxes	1,405,566	2,132,140
Provision for taxes	(75,258)	(343,556)
Income after income taxes	1,330,308	1,788,584
Minority interest income	(48,379)	(94,751)
Net income	$1,281,929	$1,693,833
Earnings per share - basic and diluted	$0.05	$0.07
Weighted-average shares used to compute earnings per share - basic and diluted	25,000,000	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity
  (Expressed in US Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Net loss not recognized as pension cost	Total

Balance, December 31, 2006	25,000,000	$8,592,138	$194,021	$65,320	$(9,056,567)	$(330,713)	$(98,952)	$(634,753)
Net income for 2007					1,877,149			1,877,149
Cumulative translation adjustment						(601,314)		(601,314)
Comprehensive loss								1,275,835
Repayment of a liability by issuance of common stock_
Net loss not recognized as pension cost							$(121,080)	$(121,080)
Balance, December 31, 2007	25,000,000	$8,592,138	$194,021	$65,320	$(7,179,418)	$(932,027)	$(220,032)	$520,002
Net income for the nine months ended September 30, 2008 (Unaudited)					1,281,929			1,281,929
Cumulative translation adjustment (Unaudited)						(107,956)		(107,956)
Comprehensive loss (Unaudited)								1,173,973
Net loss not recognized as pension cost							$(7,264)	(7,264)

Balance, September 30, 2008 (Unaudited)	25,000,000	$8,592,138	$194,021	$65,320	$(5,897,489)	$(1,039,983)	$(227,296)	$1,686,711

See accompanying Notes to Condensed Consolidated Financial Statements.

K id Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)
  (Expressed in US Dollars)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net income	$1,281,929	$1,693,833
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	224,999	157,175
Impairment of goodwill	43,946	-
Amortization of intangible assets	130,486	122,857
Allowance for sales returns	80,455	64,379
Allowance for doubtful debts	74,760	139,716
Reversal of allowance for loss on inventory obsolescence and slow-moving items	(11,253)	(360,118)
Loss on disposal of PP&E	726	2,666
Minority interests	48,379	94,751
Share of income of investments	(55,216)	(55,242)
(Increase)/decrease in:
Notes and accounts receivable	(926,701)	(662,701)
Inventories	508,846	372,793
Other receivables	(113,487)	108,330
Prepayments and other current assets	(267,809)	(45,000)
Deferred income tax assets	(3,519)	32,997
Other assets	(86,244)	76,081
Increase/(decrease) in:
Notes and accounts payable	551,797	(191,414)
Accrued expenses	186,367	(197,992)
Other payables	(334,131)	424,960
Receipts in advance	253,755	(125,205)
Income taxes payable	(21,786)	67,748
Deferred liability	2,537	1,793
Deposits received	26,628	64,777
Accrued pension liabilities	671	(11,431)

Net cash provided by operating activities	1,596,135	1,775,753

Cash flows from investing activities
Purchase of property and equipment	(362,284)	(190,691)
Change in investments in associated company	-	(222,872)
Acquisition, net of cash acquired	-	58,365
Proceeds from disposal of property and equipment	2,236	118
Prepayment of long-term investments	-	-
Acquisition of long-term investments	-	(854,123)
Bank fixed deposits-pledged	297,493	(345,622)
Pledged notes receivable	155,998	(433,690)

Net cash provided by (used in) investing activities	93,443	(1,988,515)

K id Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued
(Unaudited)
  (Expressed in US Dollars)

	Nine months ended September 30,
	2008	2007

Cash flows from financing activities
Proceeds from bank borrowings	-	1,114,717
Proceeds from loan from related parties	127,993	4,748
Repayment of bank borrowings	$(1,177,680)	$(443,648)
Repayment of loan from stockholders and transactions of related parties	(42,426)	(601,004)

Net cash provided by (used in) financing activities	(1,092,113)	74,813

Net increase (decrease) in cash and cash equivalents	597,465	(137,949)

Effect of exchange rate changes on cash and cash equivalents	(93,501)	(280,693)

Cash and cash equivalents at beginning of period	1,238,212	1,419,873

Cash and cash equivalents at end of period	$1,742,176	$1,001,231

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

On March 9, 2001, KCIT formed a wholly-owned subsidiary, Premier Holding Investment Property Limited incorporated in the British Virgin Islands, which held the entire common stock of Higoal Developments Limited (“Higoal”), a company incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited (“KCES”) in the People’s Republic of China (the “PRC”). The existing operations of Higoal are principally located in Taiwan and are being expanded in the PRC. In June 2002, after KCIT undertook a series of group restructurings, KCIT became the direct owner of the outstanding shares of Higoal. Premier Holding Investment Property Limited was then liquidated in June 2003.

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

In July 2003, KCES entered into an agreement with 21st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”). It was agreed that KCES and 21st Century Publishing House would each own 50% of Culture Media and that each party would contribute Renminbi (“RMB”) 1 million for its ownership interest. On July 2, 2004, KCES acquired an additional 40% of in the equity of Culture Media from 21st Century Publishing House. KCES now owns 90% of Culture Media.

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (“KCEI”) in the PRC, with registered total capital of $153,778, in order to operate schools controlled by us in PRC. As of September 30, 2008, KCEI had total registered capital of $507,309.

The Company, Higoal and its subsidiaries are collectively referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2008 and for the nine months ended September 30, 2008 and 2007 have been prepared by the Group, without audit, pursuant to the rules and regulations of the SEC using generally accepted accounting principles in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2007.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts is provided based on the evaluation of collectability and on aging analysis of notes and accounts receivables. Under the aging analysis, 100% of any amount of overdue receivables in our ROC operations exceeding 365 days would be recognized as a doubtful account entry. Allowance for doubtful accounts in our PRC operations are recognized in two categories with varying percentages based on the number of days overdue. The categories are (1) overdue receivables between 181 and 365 days (based on an analysis of the financial strength of each customer, an allowance ranging between 10% and 80% is assigned) and (2) overdue receivables exceeding 365 days, so allowance of 100% is assigned.

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

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the nine months ended September 30, 2008 and 2007, the Group did not have any potential common stock shares.

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

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	September 30, 2008	December 31, 2007
	(Unaudited)

Notes and accounts receivable
- Third parties	$3,686,733	$2,757,425
- Related parties	72,143	150,363

Total	3,758,876	2,907,788
Allowance for doubtful accounts and sales returns	(564,258)	(453,920)

Notes and accounts receivable, net	$3,194,618	$2,453,868

NOTE 6 - INVENTORIES

	September 30, 2008	December 31, 2007
	(Unaudited)

Work in process	$111,983	$180,985
Finished goods and other merchandises	1,760,126	2,151,962

	1,872,109	2,332,947
Less: Allowance for obsolete inventories and decline of market value	(317,941)	(324,208)

	$1,554,168	$2,008,739

NOTE 7 - OTHER RECEIVABLES

	September 30, 2008	December 31, 2007
	(Unaudited)
Other receivables - third parties:
Tax paid on behalf of landlord	$	$
Advances to staff	109,125		87,188
Grants from Market Information Center
Other receivables	45,967		633

Sub-total	155,092		87,821
Other receivables - related parties	1,065		318
	$156,157		$88,139

NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)

Prepayments	$810,741	$523,199
Temporary payments	82	15,598
Prepaid interest	-	2,713
Others	-	1,284

	$810,823	$542,794

NOTE 9- INTEREST IN ASSOCIATES

	September 30, 2008	December 31, 2007
	(Unaudited)

21 st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$109,720	$101,787
Share of loss	8,494	(39,641)

	$118,214	$62,146

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$102,405	$95,000
Share of loss	(100,966)	(98,521)

	$1,439	$(3,521)

Total	$119,653	$58,625

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

For the nine months ended September 30, 2008 and 2007, the Group recognized investment income accounted for under the equity method in Education Center of $50,097 and $ 50,601, respectively.

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

For the nine months ended September 30, 2008 and 2007, the Group recognized an investment revenue of $5,119 and $5,698, respectively, accounted for under the equity method, in Tianjin Consulting.

NOTE 10 - INTANGIBLE ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)

Gross carrying amount
Franchise	$1,064,646	$1,049,538
Copyrights	625,841	616,960
Goodwill	235,236	218,227

Less: Accumulated amortization
Franchise	(904,949)	(813,392)
Copyrights	(531,965)	(478,144)
	(1,436,914)	(1,291,536)
Less: Impairment of goodwill
Goodwill	(67,771)	(21,184)

Net	$421,038	$572,005

Amortization charged to operations was $130,486 and $122,857 for the nine months ended September 30, 2008 and 2007, respectively. The impairment of goodwill was $43,946 for the nine months ended September 30, 2008.

The estimated aggregate amortization expenses for each of the two succeeding fiscal years are as follows:

2009	$169,048
2010	42,263

$211,311

NOTE 11 - BANK BORROWINGS

	Notes	September 30, 2008	December 31, 2007
		(Unaudited)

Bank term loans	(i)	$455,559	$580,553
Short-term unsecured bank loans	(ii)	31,292	1,027,446
Mid-term secured bank loan	(iii)	1,376,849	1,357,311

		1,863,700	2,965,310
Less: Balances maturing within one year included in current liabilities
Bank term loans		—	185,088
Short-term unsecured bank loans		31,292	1,027,446
Mid-term secured bank loan		187,752	—

		219,044	1,212,534

Bank borrowings maturing after one year		$1,644,656	$1,752,776

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $904,682 and $753,962 that we have received from franchisees and the Group’s bank deposits of $27,752 and $22,053 as of September 30, 2008 and December 31, 2007, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, which were extended on October 1, 2008 and will be due on September 30, 2009. The weighted average interest rates were 5.86% and 5.85% per annum as of September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008 and 2007, interest expense charged to operations in respect of bank loans was $25,134 and $4,438, respectively.

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

For the nine months ended September 30, 2008 and 2007, interest expense charged to operations in respect of the above unsecured short-term loans was $421 and $31,008, respectively.

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

In November 28, 2007, KCIT obtained a new bank loan of $1,542,401. The loan is secured by the Group’s land and buildings and is personally guaranteed by two directors of the Group. It bears interest at the lending bank’s basic fixed deposit rate plus 1.45% per annum. Of the principal, $370,176 is repayable in 24 equal monthly installments. A final balloon payment of $1,172,225 is due on November 28, 2009. The applicable interest rate was approximately 3.6% per annum as of September 2008 and December 2007.

For the nine months ended September 30, 2008 and 2007, interest expense charged to operations amounted to $42,592 and $28,559, respectively.

NOTE 12 - RECEIPTS IN ADVANCE

The balance comprises:

	Notes	September 30, 2008	December 31, 2007
		(Unaudited)

Current liabilities:
Sales deposits received	(i)	$635,625	$303,258
Franchising income received	(ii)	1,196,966	1,456,267
Subscription fees received	(iii)	433,446	516,136
Others		20,728	96,742
Related parties		654	—
		2,287,419	2,372,403

Long-term liabilities:
Franchising income received	(ii)	1,415,496	1,034,260

		$3,702,915	$3,406,663

Note:

(i)   The balance represents receipts in advance from customers for goods sold to them.

(ii)   The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)   The balance   represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 13 - RETIREMENT PLANS

      The Group maintains tax-qualified defined contribution and benefit retirement plans for its employees in accordance with the ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued new labor retirement pension regulations in Taiwan. The Group has a new defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT. KCIT contributes monthly an amount equal to 6% of the employees’ base salaries and wages to the Bureau of National Health Insurance. The Group still maintains the former benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed prior to June 2005. KCIT contributes monthly an amount equal to 2% of the employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Under the Old Plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law in Taiwan. The benefits under the old plan are based on various factors such as years of service and the final base salary preceding retirement.

     The net periodic pension cost is as follows:

	Nine months ended September 30,
	2008		2007
	(Unaudited)
Service cost	$		$
Interest cost		9,684		9,162
Expected return on assets		(1,569)		(1,818)
Amortization of unrecognized loss		2,424		2,217

Net periodic pension cost		$10,539		$9,561

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

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Revenue
External revenue	$5,193,759	$5,287,849	$4,941,408	$3,944,216	$10,135,167	$9,232,065	$—	$—	$—	$—	$10,135,167	$9,232,065
Inter-segment revenue	—	—	—	—	—	—	—	—	—	—	—	—

	$5,193,759	$5,287,849	$4,941,408	$3,944,216	$10,135,167	$9,232,065	$—	$—	$—	$—	$10,135,167	$9,232,065

Profit from Operations	$673,668	$946,475	$683,818	$973,485	$1,357,486	$1,919,960	$(111,307)	$(129,362)	$—	$—	$1,246,179	$1,790,598

Capital expenditures	$75,863	$35,359	$207,126	$41,408	$282,989	$76,767	$—	$—	$—	$—	$282,989	$76,767

	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Total assets	$7,417,665	$7,495,418	$5,023,622	$4,063,399	$12,441,287	$11,558,817	$2,901	$2,597	$(445,323)	$(400,129)	$11,998,865	$11,161,285

NOTE 15 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

      As of September 30, 2008, the Company’s future minimum lease payments under a non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2009	$484,012
2010	276,513
2011	342,970
2012	712,496
Years 2013 to 2017	1,264,272

$3,080,263

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

We have incurred operating losses during most of our operating history. However, we have been profitable since 2007. The accumulated deficit has improved since Messrs. Pai and Yang have assumed their respective management roles, and as of September 30, 2008, the balance of accumulated deficit was $5,897,489. Although we still have an accumulated deficit, we have positive cash flow from operations. Barring significant, unforeseen developments in the PRC, we believe we can decrease our reliance on loans from shareholders and banks to meet our funding requirements in the future. Despite our expectation to decrease reliance on loans, we may again be required to seek additional financing to meet our funding requirements and no assurances can be given that bank loans or loans from shareholders will be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may need to seek a more expensive source of funding to finance our operations.

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

     As of September 30, 2008, the balance of our amortizable intangible assets was $421,038, including franchise-related intangible assets of $159,697 and copyrights of $93,876. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years. The balance of goodwill was $167,465, which is tested for impairment on a recurring basis. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

 Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues decreased by $37,371, or 1%, to $4,070,581 for the three months ended September 30, 2008 from $4,107,952 for the three months ended September 30, 2007. The decrease in total net operating revenue in third quarter 2008 consisted of the decrease in sales of goods of $171,430, increase in the franchising income of $10,097, and increase in other operating revenue of $123,962.

     Sales of goods. The decrease in sales of goods, from $2,935,660 for the three months ended September 30, 2007 to $2,764,230 for the three months ended September 30, 2008, a decrease of $171,430 or 6%, was mainly due to decrease of sales in our Taiwan operations.

     Franchising income. The increase in franchising income, from $552,254 for the three months ended September 30, 2007 to $562,351 for the three months ended September 30, 2008, or 2%, was mainly due to the increase in franchising income in our Shanghai operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and tuition from school controlled by us. Other operating revenue increased by $123,962, to $744,000 for the three months ended September 30, 2008 from $620,038 for the three months ended September 30, 2007. The increase was mainly due to revenues derived from operating schools controlled by us in the PRC and Taiwan.

     Gross Profit. Gross profit decreased by $11,086, or 0.5%, to $2,360,944 for the three months ended September 30, 2008 from $2,372,030 for the three months ended September 30, 2007. This was mainly due to increase in other operating costs from our operations of schools controlled by us in the PRC and Taiwan.

     Total Operating Expenses. Total operating expenses increased by $60,283, or 4%, to $1,526,358 for the three months ended September 30, 2008 from $1,466,075 for the three months ended September 30, 2007, principally due to increases in expenditures to fund daily operations in our Shanghai operations.

     Other Operating Expenses. Other operating expenses increased by $61,889, or 4%, to $1,525,122 for the three months ended September 30, 2008 from $1,463,233 for the three months ended September 30, 2007, principally due to increases in daily expenditures in our Shanghai operations.

     Interest Expenses, Net. Net interest expenses increased by $3,309, or 18%, to $21,470 for the three months ended September 30, 2008 from $18,161 for the three months ended September 30, 2007, primarily due to the increase of the borrowings during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

     Provision for Taxes. Provision for taxes for the three months ended September 30, 2008 and 2007 were $15,893 and $150,545, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

  Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

 Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $903,102, or 10%, to $10,135,167 for the nine months ended September 30, 2008 from $9,232,065 for the nine months ended September 30, 2007. This was mainly due to the increase in sales of goods of $86,840, franchising income of $60,762, and other operating revenues of $755,500.

      Sales of goods. The increase in sales of goods, from $6,632,008 for the nine months ended September 30, 2007 to $6,718,848, for the nine months ended September 30, 2008 (a 1% increase), was mainly due to the increase in net sales of goods in Shanghai operations.

      Franchising income. The 4% increase in franchising income, from $1,642,432 for the nine months ended September 30, 2007 to $1,703,194, for the nine months ended September 30, 2008, was mainly due to the increase in franchising income from our Shanghai operations.

      Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and the tuition from schools. Other operating revenue increased by $755,500, or 79%, to $1,713,125 for the nine months ended September 30, 2008 from $957,625 for the nine months ended September 30, 2007. A major portion of the increase was due to increases in operating revenue from schools controlled by us in the PRC and Taiwan.

      Gross Profit. Gross profit increased by $160,747, or 3%, to $5,818,111 for the nine months ended September 30, 2008, from $5,657,364 for the nine months ended September 30, 2007. The increase in Gross Profit was mainly due to the increase in revenue from our Shanghai operations.

      Total Operating Expenses. Total operating expenses increased by $705,166, or 18%, to $4,571,932 for the nine months ended September 30, 2008, from $3,866,766 for the nine months ended September 30, 2007. The increase in total operating expenses was mainly due to increases in expenditures to fund daily operations in our Shanghai operations.

      Other Operating Expenses. Other operating expenses increased by $701,865, or 18%, to $4,547,616 for the nine months ended September 30, 2008, from $3,845,751 for the nine months ended September 30, 2007.The increase in operating expenses was mainly due to increases in expenditures to fund daily operations in our Shanghai operations.

      Interest Expenses, Net. Net interest expenses increased by $9,436, or 16%, to $70,214 for the nine months ended September 30, 2008 from $60,778 for the nine months ended September 30, 2007. The increase in net interest expenses was mainly due to the increase of the borrowings during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. (See Note 11 to our Condensed Consolidated Financial Statements for more information.)

Other Non-operating Income, Net. Net other non-operating income decreased by $172,693, or 50%, to $174,385 for the nine months ended September 30, 2008, from $347,078 for the nine months ended September 30, 2007. The decrease in net other non-operating income was mainly due to the reduction in the allowance for obsolete inventory from $360,118 for the nine months ended September 30, 2007 to $11,253 for the nine months ended September 30, 2008.

      Provision for Taxes. Provision for taxes for the nine months ended September 30, 2008 and 2007 were $75,258 and $343,556, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2008, our principal sources of liquidity included cash and bank balances of $1,742,176, which increased $503,964 from the balance of $1,238,212 at December 31, 2007. The increase was mainly due to continuing profitability of our operations.

We have assertively expanded our business in the PRC. The Shanghai operations have turned profitable in 2006, and the Group has turned profitable in the first quarter of 2007. We anticipate continued expansion of the demand for learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing. In order to increase its profit margin, the Group has operated direct-owned schools since 2007. Due to the rapid expansion in our Shanghai operations, the Group foresees additional need for funds in the near future to facilitate its expansion plans during 2008. As discussed in Note 11 to our Condensed Consolidated Financial Statements, the majority of the Group’s existing loans are guaranteed by two directors of the Group who have expressed their willingness to continue to support the Group until other sources of funds have been obtained. Moreover, management believes that, with continuous growth in the sales in the PRC, the existing directors’ support, and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Net cash provided by operating activities was $1,596,135 and $1,775,753 during the nine months ended September 30, 2008 and 2007, respectively. The $179,618 difference was primarily attributed to (i) an increase in net income of $1,281,929 during the nine months ended September 30, 2008, compared to an increase of net income of $1,693,833 during the nine months ended September 30, 2007, (ii) an increase in notes and accounts receivable of $926,701 during the nine months ended September 30, 2008, compared to an increase of notes and accounts receivable of $662,701 during the nine months ended September 30, 2007 and (iii) a decrease of reversal of allowance for loss on inventory obsolescence and slow-moving items in the amounts of $11,253 during the nine months ended September 30, 2008, compared to a decrease of reversal of allowance for loss on inventory obsolescence and slow-moving items in the amounts of $360,118 during the nine months ended September 30, 2007.

     Net cash provided by investing activities was $93,443 during the nine months ended September 30, 2008 and net cash used in investing activities was $1,988,515 during the nine months ended September 30, 2007. The $2,081,958 difference was primarily attributable to an acquisition during the nine months ended September 30, 2007.

     Net cash used in financing activities during the nine months ended September 30, 2008 was $1,092,113, compared to net cash provided by financing activities of $74,813 during the nine months ended September 30, 2007. The $1,166,926 difference was primarily attributable to (i)$1,177,680 in cash used in repayment of bank borrowings during the nine months ended September 30, 2008, compared to $443,648 used for the same purpose during the nine months ended September 30, 2007 and (ii) proceeds from bank borrowings of $1,114,717 during the nine months ended September 30, 2007.

Off-Balance Sheet Arrangements

     As of September 30, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

     One of our financing sources is from bank borrowings. As of September 30, 2008 and 2007, the balances of bank borrowings, including current and non-current portions, were $1,863,701 and $2,437,302, respectively.

Pension Benefit

      As of July 1, 2005, the Group maintains two different retirement plans, according to the ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan which commenced in September 2003, and only applies to the regular employees of KCIT who were employed prior to June 2005, as described in Note14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are $0 and $16,735, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the nine months ended September 30, 2008 and 2007 amounted to $41,865, and $39,611, respectively.

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

Foreign currency exposure

     We have operations in both Taiwan and the PRC. The functional currency of Higoal and its subsidiary, KCIT, is NT Dollars and the financial records are maintained and the financial statements are prepared for these entities in NT Dollars. The functional currency of KCES, of its consolidated investee, Culture Media, and of KCEI is RMB and the financial records are maintained and the financial statements are prepared for these entities in RMB. In the normal course of business, these operations are not exposed to fluctuations in currency values. We do not generally enter into derivative financial instruments in the normal course of business, nor do we use such instruments for speculative purposes. The translation from the applicable local currency assets and liabilities to the U.S. Dollar is performed using exchange rates in effect at the balance sheet date except for shareholders’ equity, which is translated at historical exchange rates. Revenue and expense accounts are translated using average exchange rates during the period. Gains and losses resulting from such translations are recorded as a cumulative translation adjustment, a separate component of shareholders’ equity.

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

Based on deficiencies noted by our auditors, problems discovered relating to misuse of company funds by a company officer, and other issues noted in our management’s evaluation our conclusion is that as of September 30, 2008 our disclosure controls and procedures were ineffective. We are taking measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner. During the last phase of ERP system integration, certain difficulties were encountered that have prevented the ERP system to be satisfactorily declared effective and independently operational by the management. In addition to that, the original dates scheduled to conduct certain assessments has also been interfered since the company hired to assist the implementation of the new ERP system unexpectedly ceased its operation in September 2008. The Company is assertively seeking to engage a new system consulting company to continue the integration process. It is anticipated by management that the new system will become fully operational in the fourth fiscal quarter 2009. The old system used by the Company will then be phased out.

The Company recognizes that the disclosure controls and procedures were inadequate; it is assertively attending to the inadequacy and believes that implementation of ERP will significantly strengthen the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the last quarter, we have continued to implement a comprehensive ERP system that, when fully operational, will enhance our internal controls over financial reporting. The ERP system has been fully installed and the system has been running in parallel with the old system since 2007. The system is expected to be fully operational in the fourth fiscal quarter 2009. The ERP system will perform the following functions:

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended September 30, 2008 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2007.

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

Dated: November 13, 2008

By:	/s/ Suang-Yi Pai
	Name:	Suang-Yi Pai
	Title:	Chief Financial Officer