Form 10-K
period 2008-12-31
KID CASTLE EDUCATIONAL CORP
filed 2009-03-17
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐   No ☒

As of January 31, 2009, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1,757,294 using the average bid and ask price on that day of $0.16.

The number of shares of common stock outstanding as of January 31, 2009 was 25,000,000.

DOCUMENTS INCORPORATED BY REFERENCE
None.

KID CASTLE EDUCATIONAL CORPORATION
FORM 10-K

PART I

When we use the terms “Kid Castle,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Florida corporation, and its subsidiaries. Our principal subsidiaries are our wholly-owned subsidiary, Higoal Developments Ltd. (“Higoal”), and its wholly-owned subsidiaries, Kid Castle Internet Technologies Limited (“KCIT”), Kid Castle Educational Software Development Company Limited (“KCES”) and Shanghai Kid Castle Educational Info. Constitution Company Limited (“KCEI”).

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

Overview

We are a leading provider in the People’s Republic of China (“PRC ” or “ China ”) and Republic of China (“ROC” or “Taiwan”) of English-language instruction and educational services to children for whom Chinese is the primary language. Our focus is on children between two and twelve years old. In 2008 we taught or provided educational materials for approximately 1,460,000 students at over 7,550 locations through our franchise and cooperative school operations.

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

Our Philosophy of Education

Teaching young children English is not simply language instruction; we must also consider the child’s social and language development. Kid Castle aims at cultivating a mature child, not just teaching a skill. We understand that language learning has close connections with all learning for young children.

Therefore, we have designed our teaching system following these significant principles:

•	We start with the respective skills and abilities that children already have because the teaching system must consider adaptability;

•	We encourage interaction because the ultimate goal of learning a language is to communicate with others;

•	We assist students’ comprehension with the language in various ways through conversation coordination, for example, interactive games and activities;

•	We encourage children to participate fully in the learning process through role-playing games;

•	We foster our students’ abilities to learn independently; our teaching focuses on guiding and inspiring a child’s self-learning abilities;

•	We create a relaxed, happy, and supportive learning environment to encourage learning; and

•	We use consistent testing and learning methods.

Our teaching materials and curriculum are specifically designed to suit different age-groups of children. Likewise, our teachers are specifically trained to work with children of different age groups. Listening, speaking, writing, and spelling skills form the basis of our primary curriculum.

Our Programs

Kid Castle  After-School Education Program — Fostering a Child’s Multiple Talents

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

Competitive Strengths

We are one of the leading English-language tutoring centers in Taiwan. We are in the process of establishing our market position in China, with far-reaching connections across both regions. We believe that our competitive strengths distinguish us from our competitors. Those strengths include:

Market Penetration

Kid Castle has:

•	450 franchises; and

•	over 7,550 schools using our materials.

Superior Quality

We believe that we have created a successful corporate brand name. We have over 23 years of management experience in the education industry, and we have received recognition for our teaching materials from five local school districts in the ROC. We also have engaged highly-qualified English teachers from some of the finest learning institutions in the United States and England, including the University of California Los Angeles, Brown University, Cornell University, Cambridge University, the University of London, and Warwick University.

The English-language Education Market

Analysis of Preschool and Elementary School Markets in Taiwan

Preschool Educational Market. Among the 1.1 million children in Taiwan between the ages of two to six, we estimate that 45% (approximately 495,000 children) attend preschools and that approximately 70% (about 770,000 children) purchase English-learning materials (population data provided by the Taiwanese Ministry of the Interior - http://www.moi.gov.tw/stat/index.asp).

Elementary School English-language Materials. The Department of Education of ROC has issued a directive that, from the 2002 academic year onward, computer skills and English must be incorporated into the school curriculum for all students in third grade and above. As a result, we believe that over the next decade, nearly 1.6 million students (the number of students in ROC public schools) will require English-language materials as study aids. Taiwanese schools have little experience in the new curriculum, proper teaching materials are inadequate, and qualified teaching personnel are in short supply.

After-School Education. We believe that child after-school education will move in the direction of diversification of products, increased dissemination of information, and additional education that complements the school curriculum with English and computer skills. We estimate that approximately 60% of Taiwan’s 1.6 million elementary students aged seven to twelve will participate in after-school courses over the next decade.

China Market Overview

According to the 2008 market survey by the National Bureau of Statistics of China (“NBSC”) (available at http://www.moe.edu.cn/edoas/website18/info20732.htm ) the English-education market in China is comprised of 235 million children for the preschool market and 105 million elementary students for the after-school tutoring market.

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

Though slowing recently, over the past ten years, China has seen impressive economic growth. With this economic growth, consumers have greatly increased their expenditures. And with the government motto, “Children are our treasure,” parents are generously investing in their children’s education, including enrolling their children into premium kindergartens and after-school tutoring to improve English-language skills and computer literacy. Parents invest in their children’s education with the desire and expectation that their children will be qualified to enroll in prominent secondary schools and internationally recognized and renowned universities.

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

The belief that English language is a necessity to function in the modern world is being embedded in the minds and hearts of many household in China. That belief coincides with the following other factors that we believe will transform Chinese elementary education:

•
Encouraging multi-lingual abilities and improving the quality of education are primary concerns for the PRC government. Consequently, the English-language instruction industry has seen a relaxation in government regulation that will allow us to better realize our potential in China.

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

•
China has a long-term plan to develop a more international orientation for its economy and its government. The plan requires a larger pool of workers with English-language skills. In 1996, the then Premier Mr. Zhu Rongi stated that education is the key to promoting the PRC’s economy. This fundamental principle evolved into specific policies implemented by the PRC in 2001 and 2003. These policies relaxed entry restrictions to foreign investment in the education industry and made it easier for foreign education providers to operate in China. Article Three to the PRC Private Education Promotion Law stated that private education organizations are a beneficial and desirable attribute to society and should be highly encouraged and supported. The Chinese government has recently encouraged development of privately operated elementary schools and has launched a cooperative program aimed at improving Chinese educational systems using foreign knowledge and resources. We believe this government policy will greatly expand the private elementary school market and create enormous market potential.

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

Strategy

From 2003 to the present, we have substantially increased our sales and marketing efforts in order to more aggressively market our franchises in China. This expansion resulted in growth in the sales of our English-learning materials. While we expect to continue expanding our market share in China, we intend to do so by more efficiently utilizing our management and capital resources to more effectively manage our cost of goods sold and other operating expenses. We will continue to devote our resources to increasing the number of our franchises and expanding our publishing operations. On the other hand, we will cut nonessential operations to reduce our operating costs and improve our profitability.

We will plan our growth cautiously by carefully considering the location for each of our franchise schools. We first consider whether a particular location is saturated with our franchise schools or other schools and potential development. In the process, we conduct market research, analysis, and surveys. Once we have identified a region, we conduct a marketing campaign in the particular region that includes attending school fairs and expositions, schedule seminars, and employing news print, media, and other marketing methods. The increase in the number of franchises may require us to hire more personnel, including managers and personnel who provide staff and teacher training, in order to ensure that each franchise has the proper oversight and that the quality of our franchised operations is maintained.

Operations

Our operations are divided among (1) delivery of classroom-based tutoring services through our own franchises and cooperating schools, (2) distribution and sale of our published materials, and (3) delivery of education services through the Internet .

We have marketing advantages over our franchises and various schools because we actively control their distribution channels and their teaching and learning curriculums.

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

•	Uniform promotional campaigns whereby the Company is responsible for planning and designing various print and broadcast advertisements for all Kid Castle schools; and

•	Regularly scheduled education training, administration and management seminars for the franchise.

The following table sets forth, as at December 31, for the period indicated, the principal categories of our consolidated operating revenue:

	2006 ($)	2007 ($)	2008 ($)
Sales of goods	6,774,260	7,671,392	7,905,949
Franchise income	2,080,551	2,205,668	2,380,930
Other operating revenue	856,772	1,359,552	2,558,232
Total operating revenue	9,711,583	11,236,612	12,845,111

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

Currently, there are approximately 270 Kid Castle franchises in Taiwan and 180 Kid Castle Franchises in China, and approximately 7,100 cooperating schools in the two countries. The cooperating schools include Kid Castle Kindergarten, Kid Castle Computer School, and Kid Castle Remedial School. The following table shows the total number of our franchises and cooperating schools (cooperating caretaking schools included) as of the dates indicated:

	December 31, 2007	December 31, 2008
Franchises	430	450
Cooperating schools*	7,000	7,100

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

Published materials make up approximately 62% of our revenue. The three main channels that purchase our published teaching materials are franchise schools, kindergartens, and elementary schools. Our franchise schools are obligated to exclusively use Kid Castle teaching and learning materials. Based on data from the National Bureau of Statistics of China, as of December 31, 2008 there were approximately 129,100 kindergartens and 320,100 public and private elementary schools in China, all of which are potential customers for us.

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

The following table sets forth information on our main competitors in Taiwan that we have been able to identify:

COMPETITOR ANALYSIS IN TAIWAN

Company	Year Established	Internet Learning	In House R&D	Interest Administration Platform	Automatic Speech Analysis System	Magazine Publication	Training Program for Teachers
Kid Castle	1986	x	x	x	x		x
Giraffe Language School	1986		x	x	x		x
Joy Enterprise Organization	1981		x	x		x	x
Jordan’s Language School	1982	x	x	x
Gram English	1981		x			x	x
Hess Educational Organization	1983	x	x	x		x

The following table sets forth our main competitors in China that we have been able to identify:

COMPETITOR ANALYSIS IN CHINA

Company	Year Established	Internet Learning	In House R&D	Interest Administration Platform	Automatic Speech Analysis System	Magazine Publication	Training Program for Teachers
Kid Castle	2001	x	x	x	x	x	x
English First	1993	x	x	x			x
New Oriental	1993	x	x	x		x	x
DD Dragon	1997		x				x
Onlyedu	2004	x	x				x

BRIEF SUMMARY OF COMPETITORS IN TAIWAN

Company Name	Description
Joy Enterprise Organization (“JEO”)	JEO was established in 1981. Its operation focuses on English learning schools and kindergartens. JEO is also engaged in the language education publishing business.

Gram English (“Gram”)	Gram was established in 1981. Gram focuses on English education for elementary and high school children and for adults and is not present in the kindergarten market.

Jordan’s Language School (“Jordan”)	Jordan was established in 1982. In addition to English education, it is also engaged in teaching mathematics and computer skills to children. In 2001, Jordan entered the market in mainland China.

Giraffe Language School (“Giraffe”)	Giraffe was established in 1986. Giraffe’s operations include English schools and kindergarten.

Hess Educational Organization (“Hess”)	Hess was established in 1983. Hess also operates direct-owned kindergartens.

BRIEF SUMMARY OF COMPETITORS IN CHINA

Company Name	Description
Onlyedu Education Group (“Onlyedu”)	Onlyedu was established in 2004. Onlyedu focuses on English learning schools for elementary and high school children and adults.

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

Employees

As of December 31, 2008, we had a total of 191 full-time employees and six part-time employees for the ROC and PRC operations. We intend to hire additional employees on a part-time or independent contractor basis in connection with certain projects in China. We do not intend to hire U.S.-based employees in the foreseeable future. None of our employees are represented by a labor union, and we consider our relationships with our employees to be good.

Regulatory Environment

Taiwan

The Ministry of Education of Taiwan (“MOE”) requires that teaching and learning materials that are to be used by elementary schools and junior high schools for compulsory education first be reviewed and approved by the MOE. The material submission process for that purpose is as follows:

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

On April 6, 2001, pursuant to a stock purchase agreement dated April 2, 2001, Halter Capital Corporation, a privately-owned Texas corporation, purchased 6,822,900 shares of our common stock from Zheng Yao, representing approximately 60% of our issued and outstanding shares of common stock. Simultaneously with this change-in-control transaction, Sophia Yao, our then sole officer and director, resigned. Kevin B. Halter, Sr., as President and director, and Kevin B. Halter, Jr., as Secretary-Treasurer and director, were elected to replace her.

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

On December 27, 2006 we established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info. Constitution Company Limited (“KCEI”) with registered total capital of Renmibi ("RMB") $1.2 million. As of December 31, 2008, KCEI has a total registered capital of RMB3,500,000.

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

Although the trend has reversed the last two years, we incurred operating losses during most reporting periods from our inception. As a result, as of December 31, 2008, we had an accumulated deficit of $6,340,449. We incurred a net loss of $46,211 for the year ended December 31, 2006. We generated  net income of $1,877,149 and $838,969 for the years ended December 31, 2007 and 2008, respectively. The net cash provided by operating activities was $1,773,267, $1,507,860, and $2,351,812 for the years ended December 31, 2006, 2007 and 2008, respectively. The accumulated deficit has been reduced since Messrs. Pai and Yang have assumed their respective management roles, and we are optimistic that the trend will continue for the foreseeable future.

If we are unable to maintain profitability, it could impede implementation of our growth strategy, or cause the market price of our common stock to decrease.

We cannot predict whether demand for our products and services will continue to develop, particularly at the volume or prices that we need to maintain profitability in a competitive environment.

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

As of December 31, 2008, 2007 and 2006, our bank loans and loans from financial institutions were $1,826,846, $3,157, 297, and $1,787,360, respectively. Although we had an accumulated deficit, since 2006, we had a positive cash flow from operations. Barring significant, unforeseen developments in the PRC, we believe we can decrease our reliance on loans from shareholders and banks to meet our funding requirements in the future. Despite our expectation to decrease reliance on loans, we may again be required to seek loans to meet our funding requirements and no assurances can be given that bank loans or loans from shareholders will be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may be required to seek more expensive sources of funding to finance our operations.

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

Unlike the United States, the PRC has a civil law system based on written statutes in which judicial decisions have minimal precedential value. The PRC government has enacted certain laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation, and trade. However, PRC courts’ experience in implementing, interpreting, and enforcing these laws and regulations remain limited, and thus rendering any efforts that may be devoted to enforce commercial claims or to resolve commercial disputes being unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

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

The following table sets forth the location and size of the material facilities of our subsidiaries, KCIT and KCES:

KCIT

Nature	Location	Floor Space (m2)
Registration area	No. 148, Jianguo Road, Hsien Tien, Taipei, Taiwan, ROC	48
Administrative office	8 th Floor, No. 98, Min Chuan Road, Hsien Tien, Taipei, Taiwan, ROC	534
Administrative office	8th Floor, No. 100, Min Chuan Road, Hsien Tien, Taipei, Taiwan, R.O.C.	375
Administrative office	1-4F, No. 135, 137, 139, Guanghua E. Rd., Fongshan City, KaoHsiung County, Taiwan, R.O.C	489
Warehouse	No. 459, Sec. 2, Zhongshan Rd., Huatan Shiang, Changhua County 503, Taiwan, ROC	5,000

KCES

Nature	Location	Floor Space (m2)
Administration office	4 th Floor, No. 1277, Beijing West Road, Shanghai, PRC	1092
Warehouse	No. 305, Lane 2638, Hongmei South Road, Shanghai, PRC	800

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 4, 1998, our common stock was approved for quotation on the NASD Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “OMDO”. On June 28, 2002, the trading symbol was changed to “OMDR”. On August 22, 2002, the trading symbol was changed to “KDCE”. The high and low bid quotations for our common stock were as follows for the periods below (as reported by OTCBB).

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2008	High Bid	Low Bid
1 st Quarter	0.30	0.16
2 nd Quarter	0.40	0.20
3 rd Quarter	0.20	0.16
4 th Quarter	0.19	0.16

Fiscal Year Ended on December 31, 2007	High Bid	Low Bid
1 st Quarter	0.11	0.10
2 nd Quarter	0.25	0.11
3 rd Quarter	0.20	0.20
4 th Quarter	0.20	0.16

As of December 31, 2008, the Company had approximately 2,500 shareholders of record. The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by Registrant and Affiliated Purchasers

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

	Years Ended on December 31,
	2008($)	2007($)	2006($)	2005($)	2004($)
Statement of Operations Data:
Operating Revenue	12,845,111	11,236,612	9,711,583	10,232,334	9,729,113
Operating Costs	5,53,364	4,097,847	3,638,738	3,811,044	3,433,558
Net Income (loss)	838,969	1,877,149	(46,211)	(1,698,282)	(1,254,592)
Income (Loss) per share—basic and diluted	0.034	0.075	(0.002)	(0.089)	(0.066)
Balance Sheet Data:
Current assets	7,427,061	7,295,632	5,936,771	6,954,257	8,143,067
Total assets	11,587,302	11,161,285	9,373,223	10,982,937	12,781,424
Current liabilities	6,244,852	6,570,530	6,745,302	8,436,284	8,726,637
Total liabilities	10,157,729	10,478,940	9,953,415	12,280,881	12,353,708
Total shareholders’ equity	1,212,819	520,002	(634,753)	(1,326,571)	393,925
Total liabilities and shareholders’ equity	11,587,302	11,161,285	9,373,223	10,982,937	12,781,424

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

As of December 31, 2008, the balance of our amortizable intangible assets was $371,056, including franchise-related intangible assets of $128,307 and copyrights of $75,424. The amortizable intangible asset are amortized on a straight-line basis over estimated useful lives of 10 years. As of December 31, 2008, the balance of goodwill was $167,325, which is impaired and based on return of investment in PRC kindergarten and projection of future collection of such investment. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period that the change incurred.

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

Currency Exchange Risk.

Our transactions with suppliers and customers are primarily effected in NT dollars, which is the functional currency of our Taiwanese subsidiary, KCIT. As a result of our expansion in the PRC, we have increased transactions denominated in RMB, which is the functional currency of our PRC subsidiaries, KCES, KC Culture Media and KCEI. Our financial statements are reported in U.S. dollars. As a result, fluctuations in the relative exchange rate among the U.S. dollar, the NT dollars, and the RMB will affect our reported financial results. Such impacts could be material and are independent of the underlying performance of the business. The market price of our securities could be significantly harmed based on unfavorable changes in exchange rates. We do not actively manage our exposure to the effects of such unfavorable changes in exchange rates.

Results of Operations

Comparison of Fiscal Years 2008 and 2007

Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchise income and other operating revenue. Total net operating revenues increased by $1,608,499, or 14%, to $12,845,111 for the year ended December 31, 2008 from $11,236,612 for the year ended December 31, 2007. The increase in revenue between the two years consisted of the increase in sales of goods of $234,557, franchise income of $175,262 and other operating revenues of $1,198,680.

Sales of goods. The increase in sales of goods, from $7,671,392 for fiscal year 2007 to $7,905,949 for fiscal year 2008, or 3%, was mainly due to the increase in net sales of goods generated from our PRC operations of $310,306, or 10%, to $3,447,187 for fiscal year 2008 from $3,136,881 for fiscal year 2007.

Franchise income. The increase in franchise income, from $2,205,668 for fiscal year 2007 to $2,380,930 for fiscal year 2008, or 8%, was mainly due to the increase in the number of our franchised schools established in the PRC. Franchise income for PRC increased by $152,031, or 16%, to $1,079,272 for fiscal year 2008 from $927,241 for fiscal year 2007.

Other operating revenue. Our other operating revenues represents revenue from other activities and services such as training of teachers, arranging for personal English-language tutors, organizing field trips and educational fairs, and collecting fees for designing the school layout of our franchised schools. Other operating revenue increased by $1,198,680, or 88%, to $2,558,232 for fiscal year 2008 from $1,359,552 for fiscal year 2007. The increase was mainly due to an increase in the number of operated schools controlled by us.

Gross Profit. Gross profit increased by $202,982, or 3%, to $7,341,747 for fiscal year 2008 from $7,138,765 for fiscal year 2007. The increase in gross profit was attributable to an increase in operating revenue.

Total Operating Costs. Total operating costs increased by $1,405,517, or 34%, to $5,503,364 for fiscal year 2008 from $4,097,847 for fiscal year 2007. This increase was mainly due to costs associated with the increase in the number of operated schools controlled by us.

Other Operating Expenses. Other operating expenses increased by $930,537, or 17%, to $6,272,753 for fiscal year 2008 from $5,342,216 for fiscal year 2007. This increase was principally due to an increases in expenditures to fund daily operations in PRC operations.

Interest Expenses, Net. Net interest expenses decreased by $538, or 1%, to $89,761 for fiscal year 2008 from $90,299 for fiscal year 2007.  The decrease was primarily due to the reduction of loans due to officers and decreases in bank loans in 2007. Please refer to Note 12 in our Consolidated Financial Statements for more information.

Provision for Taxes. Provision for taxes for fiscal years 2008 and 2007 were $106,215 and $278,191, respectively. These provisions for income taxes mainly represent the use of net operating loss carry-forwards to offset the income generated for our operations in Taiwan and an increase in the valuation allowance charged against deferred tax assets generated from our PRC operations in order to reduce the deferred tax assets to the extent that the tax benefit is more likely than not to be realized.

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

Liquidity and Capital Resources

Comparison of Fiscal Years 2008 and 2007

As of December 31, 2008, our principal sources of liquidity included cash and bank balances of $1,985,818, which increased from $1,238,212 at December 31, 2007. The increase in cash was mainly due to an increase in our net income.

Net cash provided by operating activities was $2,351,812 and $1,507,860 during fiscal years 2008 and 2007, respectively. Net cash provided by operating activities during fiscal year 2008 was primarily due to the increase in our net income.

Net cash used in investing activities was $501,592 and $2,060,858 during fiscal years 2008 and 2007, respectively. Net cash used in investing activities during fiscal year 2008 was mainly for the purchase of property and equipment.

Net cash used in financing activities during fiscal year 2008 was $991,265 as compared to net cash provided by financing activities of $657,127 during fiscal year 2007. Net cash used in financing activities during fiscal year 2008 was mainly for repayment of bank borrowings.

Comparison of Fiscal Years 2007 and 2006

As of December 31, 2007, our principal sources of liquidity included cash and bank balances of $1,238,212, which decreased from $181,661 at December 31, 2006. The decrease in cash was mainly due to increase in new investment in our Shanghai operations.

Net cash provided by operating activities were $1,507,860 and $1,773,267 during fiscal year 2007 and 2006, respectively. Net cash provided by operating activities during fiscal year 2007 was primarily due to the increase in net income.

Net cash used in investing activities was $2,060,858 during fiscal years 2007 as compared to net cash provided by investing activities of $671,018 during fiscal years 2006. The $2,731,876 decrease is due to the acquisition of a 100% interest in Jilin and Green Field, and a 55% interest in Lanbeisi in 2007.

Net cash provided by financing activities during fiscal year 2007 was $657,127, as compared to net cash used in financing activities of $1,583,939 during fiscal year 2006. The $2,241,066 increase was primarily attributable to proceeds from bank borrowings of $1,912,234 during fiscal year 2007, as compared to that of $213,357 during fiscal year 2006.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

 The Company, Higoal and its subsidiaries are collectively referred to as the “Group”. The following table represents the Group’s contractual obligations:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(Thousand dollars)
Contractual obligations
Bank borrowing	1,827	541	1,259	27	—	—	—
Pension benefit	137	—	—	22	27	8	80
Operating leases	2,024	323	168	201	570	378	384
Total	3,988	864	1,427	250	597	386	464

Bank Borrowing. One of our financing sources is from bank borrowings. As of December 31, 2008 and December 31, 2007, the balances of bank borrowings, including current and non-current portions, were $1,826,846 and $2,965,310, respectively.

New Subsidiary Investment. On December 27, 2006, the Group established a wholly - owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Ltd. (“KCEI”) with registered total capital of RMB 1,200,000, in order to operate schools controlled by us in the PRC. As of December 31, 2008 KCEI had total registered capital of RMB3,500,000. We hope to increase the profit margin of the Group as a result of the formation of KCEI.

Pension Benefit. In accordance with the ROC Labor Standard Law, the Group maintains two different retirement plans: a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and a benefit retirement plan (the “Old Plan”), which commenced in September 2003 and only applies to the regular employees of KCIT who were employed prior to June 2005. For further information, please refer to Note 15 to our Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are $136,729 and $44,010, respectively.

We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for fiscal years 2008, 2007, and 2006 amounted to $54,200, $56,095 and $77,750, respectively.

Operating Leases. We have entered into several non-cancelable lease arrangements for administrative office space, warehouse space, and sales offices for various lengths of time.

Going Concern

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. The Group has been aggressively expanding its business in the PRC, and the Shanghai operations were profitable as of December 31, 2006. We anticipate continued expansion of the market in the PRC for the Group’s learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing. In order to increase its profit margin, the Group has operated direct-owned schools beginning since 2007. Due to the rapid expansion in Shanghai, the Group foresees additional need for funds in the near future to facilitate its expansion plans during 2009. As discussed in Note 12 to our Consolidated Financial Statements, the majority of the Group’s existing loans were guaranteed by two directors of the Group who have expressed their willingness to continue to support the Group until other sources of funds have been obtained. Moreover, management believes that, with continuous growth in sales in the PRC, the existing directors’ support, and the new bank facilities, the Group will have sufficient funds for operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

New Accounting Pronouncements
In May 2008, the FASB released SFAS No162, “The Hierarchy of Generally Accepted Accounting Principles. “This statement identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. “We do not expect the implementation of this guidance to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Group does not expect the adoption of SFAS No. 161 to have a material effect on the Group’s Consolidated Financial Statements.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. We did not elect the fair value option under SFAS No. 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already fair valued. We will consider applying the fair value option to future transactions as provided by the standard. We do not expect SFAS No. 159 to have a material impact on our financial statements.

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations”. This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and non-controlling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on our current Consolidated Financial Statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2008, we have projected that, if interest rates were to increase by 1%, the result would be an annual increase in our interest expense of $2,281. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Kid Castle and its subsidiaries including the notes thereto, together with the report thereon of Brock, Schechter & Polakoff, LLP, are presented beginning at page F-1 and are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Based on its assessment, management concluded that as of December 31, 2008 our disclosure controls and procedures were ineffective. We have been taking measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner. During the last phase of ERP system integration, certain difficulties were encountered that have prevented the ERP system from being satisfactorily declared effective and independently operational by the management. In addition, the original implementation schedule has been interrupted because the company hired to assist the implementation of the new ERP system unexpectedly ceased its operation in September 2008. The Company is assertively seeking to engage a new system consulting company to continue the integration process.  It is anticipated by management that the new system will become fully operational in the fourth fiscal quarter 2009. The old system used by the Company will then be phased out.
.
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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting.  Among other improvements, we began implementing a comprehensive ERP system that will improve the Company’s internal controls. The ERP system has been fully installed and the system has been running in parallel with the old system since 2007. Since the trial-run in January 2007 to the filing date of this current report on Form 10-K, we have encountered various obstacles that prevented the ERP system from independently operating on its own.  The obstacles included the proper training and familiarization of personnel with the ERP system, detecting enhancements that needed to be made in the ERP system, and resolution of such enhancements and issues that are identified during the course of training and system trial-runs. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be fully operational, but expects it to be fully functional by the fourth quarter of 2009.   The operation of the old system will be kept operational until the obstacles are eliminated in the ERP system. The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

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
Pending the full implementation of the ERP system, we have implemented additional controls to ensure that our internal controls over financial reporting are effective.  These controls include:

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

•	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company
Mr. Suang-Yi Pai	48	Chairman, Director and Acting Chief Financial Officer
Mr. Min-Tan Yang	43	Chief Executive Officer and Director
Mr. Ming-Tsung Shih	40	Director
Mr. Robert Theng	47	Director
Mr. Ping Hsiung Wang	44	Director

*Age as at December 31, 2008.

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

Mr. Wang has served as a director since April 2008. He has a master degree from the Department of Business Management of Da-Yeh University. Mr. Wang currently serves as the chairman of two pre-schools in Taiwan and as a director of two pre-schools in Shanghai, People’s Republic of China. From January to December 2004, Mr. Wang was the vice president of the Pre-School Educational and Protection Association of Tucheng City in Taipei County, Republic of China.

None of our directors are related to any of our other directors and none have any pending legal claims or litigation against them.

Section 16(a) Beneficial Reporting Compliance

None

Audit Committee Financial Expert

Mr. Shih qualifies as an audit committee financial expert according to the standard set forth in Regulation S-K, item 407. While the entire Board of Directors served as the Company’s Audit Committee and assumed responsibility for reviewing the Company’s financial statements with the Company’s auditors during the fiscal year ended December 31, 2008, the Company’s independent directors, Messrs. Shih and Theng, had separate reviewing sessions with the Company’s auditors to discuss and ensure the accuracy and reliability of the Company’s financial statements in addition to those sessions conducted with the full Board of Directors.

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

In light of the financial distress of the Company in 2005, the Company’s CEO, Mr. Yang, and CFO, Mr. Pai, volunteered to receive nominal salary from the Company. In 2006, Messrs Yang’s and Pai’s annual base salaries were $18,509 and $18,190, respectively, which were substantially lower than the compensation paid to executives in similar positions at peer companies. In 2007, the annual base salaries of Messrs. Yang and Pai were $72,524 and $54,225, respectively. In 2008, the annual base salaries of Messrs. Yang and Pai were $185,259 and $20,720, respectively.

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

Objectives . The objectives of the Company’s executive compensation policies are to attract and retain highly qualified executives by designing the total compensation package to motivate executives to provide excellent leadership and achieve Company goals; to align the interests of executives, employees, and stockholders by establishing cohesive management, financial, operation and marketing goals that reflect the Company’s strategic growth plan; and to provide executives with reasonable security, through retirement plan and annual discretionary bonuses that motivate them to continue employment with the Company and achieve goals that will make the Company thrive and remain competitive in the long-run.

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

Base Salary

Each executive’s base salary is initially determined with reference to competitive pay practices of peer companies (where such information is publicly available) and is dependent upon the executive’s level of responsibility and experience. The Board uses its discretion, rather than a formal weighting system, to evaluate these factors and to determine individual base salary levels. Thereafter, base salaries are reviewed periodically, and increases are made based on the Board of Director’s subjective assessment of individual performance, as well as the factors discussed above. In 2007, Messrs. Yang and Pai have received annual base salaries in the amounts of $72,524 and $54,225, respectively. In 2008, the annual base salaries of Messrs. Yang and Pai were $185,259 and $20,720, respectively.

To ensure that its overall compensation is competitive, the Company reviews executive compensation, including both base salary and variable compensation, with a range of peer companies that offer tuition services in the child education industry and have physical presence in the PRC and ROC. The data gathered on these business entities is publicly available information from industry specific resources and the World Wide Web. Please note, however, many of the Company’s peers are not publicly-traded companies and, as a result, only limited information regarding executive compensation is available. The English-language teaching and educational services industry in Asia is highly fragmented, varying significantly among different geographic locations and types of consumers. Our main competitors in Taiwan include Giraffe Language School, Joy Enterprise Organization, Jordan’s Language School, Gram English, and Hess Educational Organization. Our main competitors in the PRC include English First, New Oriental Educational & Technology Group, DD Dragon Education Organization and Only Education Group. More information regarding our main competitors in the PRC and ROC regions can be found under the heading “Competition” in Item 1, above.

Based on review of available information, our Board of Directors estimates that the range of salaries for chief executive officers of our peer companies is $90,000 to $144,000 annually.

Annual Discretionary Bonuses

In past years we have paid variable incentive compensation to our executives, however, due to our overall performance in 2008, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Min-Tan Yang	2008	185,259	—	—	—	—	—	3,334	(i)	188,593
Chief Executive Officer	2007	72,524	—	—	—	—	—	1,281	(ii)	73,805
	2006	18,509	—	—	—	—	—	—		18,509

Mr. Suang-Yi Pai	2008	20,720	—	—	—	—	—	452	(iii)	21,172
Chief Financial Officer	2007	54,225	—	—	—	—	—	—		54,225
and Chairman	2006	18,190	—	—	—	—	—	—		18,190

Mrs. Chin-Chen Huang	2008	64,514	—	—	—	—	—	4,836	(iv)	69,350
President of Shanghai	2007	76,132	—	—	—	—	—	3,291	(v)	79,423
operation	2006	70,565	—	—	—	—	—	3,746	(vi)	74,311

Notes:

(i)
Estimated annual retirement benefits of Mr. Yang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $2,179, and accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $1,155.

(ii)
Estimated annual retirement benefits of Mr. Yang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $380, and accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $901.

(iii)	Estimated annual retirement benefits of Mr. Pai under the Company’s non-contributory defined benefit retirement plan, includes health and accident insurance premiums in the aggregate amount of $452.

(iv)
Estimated annual retirement benefits of Mrs. Huang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $2,733, and accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $2,103.

(v)
Estimated annual retirement benefits of Mrs. Huang under the Company’s non-contributory defined benefit retirement plan, includes health, accident, and labor insurance premiums in the aggregate amount of $1,528, and accrued retirement benefits under the Company’s non-contributory defined benefit retirement plan in the amount of $1,763.

(vi)
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

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2008. The Company has never granted any stock options.

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

PENSION BENEFITS

Name	Plan Name (i)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
CEO/PEO Mr. Min-Tan Yang	—	—	—	—
CFO/PFO Mr. Suang-Yi Pai	—	—	—	—
President of Shanghai operation Mrs. Chin-Chen Huang	Old and New	6	172,099	—

Notes:

(i)	The calculation of pension benefits under the Old Plan is applied prior to July 1, 2005 and calculation of pension benefits under the New Plan is applied after July 1, 2005.

Compensation Committee Report

As we do not have a compensation committee, the entire board of directors reviewed and discussed the Compensation Discussion and Analysis set forth above and agrees to its inclusion in this annual report on form 10-K.

Suang-Yi Pai
Min-Tan Yang
Ping-Hsiung Wang
Ming-Tsung Shih
Robert Theng

Director Compensation

The Company’s Bylaws provide that the Company’s directors may be paid their expenses and a fixed sum for attendance at meetings of the Board of Directors, may be paid a stated salary as a director, and no such payment shall preclude any director from serving the Company in any other capacity and receiving compensation therefore. Currently, each independent director is paid $634 (NT$20,000) for his attendance at each regular Board meeting.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Mr. Ming-Tsung Shih	1,903	—	—	—	—	—	1,903
Mr. Robert Theng	1,903	—	—	—	—	—	1,903
Mr. Ping-Hsiung Wang	—	—	—	—	—	—	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)
Mr. Suang-Yi Pai /No. 1-3, Alley 80, Lane Kuan-Yin Huatan Shiang Chang Hua, Taiwan R.O.C.	4,841,377	19.36
Mr. Min-Tang Yang / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	9,175,538	36.67
Mr. Ming-Tsung, Shih / No. 29 Yongdong Street Yushun Villiage, Lukang Township Chang Hua, Taiwan, R.O.C.	—	—
Mr. Robert Theng / No. 3 Alley 21 Lane 36 Chieh Shou S. Rd. Changhua 500, Taiwan, R.O.C.	—	—
Mr. Ping-Hsiung Wang / 11F., No.34, Lane 126, Sec. 1, Xuefu Rd., Tucheng City, Taipei County 236, Taiwan, R.O.C.	—	—
All officers and directors as a Group (5 persons)	14,016,915	56.03

Notes:

(1) Based on 25,000,000 shares of common stock outstanding as at December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year, or such information will be included by amendment.

Policy and Procedures with Respect to Related Person Transactions

We recognize that Related Person Transactions may raise questions among shareholders as to whether those transactions are consistent with the best interests of the Company and its shareholders. (Related Person Transaction is defined as a transaction, arrangement or relationship in which we were, are or will be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets for the last two fiscal years, and in which any Related Person (defined below) had, has or will have a direct or indirect interest.)  It is our policy to enter into or ratify Related Person Transactions only when the Board of Directors determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders, including but not limited to situations where we may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when we provide products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

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

Director Independence

Based on the standard for director independence set forth in the American Stock Exchange, Company Guide, Messrs. Shih and Theng are independent directors. Messrs. Pai, Yang, and Wang are not independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The total audit fees incurred for years 2007 and 2008 amounted to $121,026 and $150,000, respectively.

Audit-Related Fees

No audit-related fees were incurred in 2007 or 2008.

Tax Fees

The fees incurred for engaging tax advisors for years 2007 and 2008 were $15,000 each year.

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

(2) Summary of Quarterly Results

	1Q		2Q		3Q		4Q		For the Year
	2008 ($)	2007 ($)	2008 ($)	2007 ($)	2008 ($)	2007 ($)	2008 ($)	2007 ($)	2008 ($)	2007($)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenue
Sales of Goods	2,364,109	2,434,158	1,590,509	1,262,190	2,764,230	2,935,660	1,187,101	1,039,384	7,905,949	7,671,392
Franchise income	556,229	553,492	584,614	536,686	562,351	552,254	677,736	563,236	2,380,930	2,205,668
Other operating revenue	479,186	253,310	489,939	84,277	744,000	620,038	845,107	401,927	2,558,232	1,359,552
Total net operating revenue	3,399,524	3,240,960	2,665,062	1,883,153	4,070,581	4,107,952	2,709,944	2,004,547	12.845,111	11,236,612
Operating costs
Cost of goods sold	(1,007,236)	(916,655)	(714,218)	(613,973)	(1,123,317)	(1,264,881)	(512,670)	(359,000)	(3,357,441)	(3,154,509)
Cost of franchising	(98,309)	(101,142)	(88,487)	(10,643)	(73,496)	(232,124)	(107,769)	(107,560)	(368,061)	(451,469)
Other operating costs	(69,957)	(48,582)	(629,212)	(147,784)	(512,824)	(238,917)	(565,869)	(56,586)	(1,777,862)	(491,869)
Total operating costs	(1,175,502)	(1,066,379)	(1,431,917)	(772,400)	(1,709,637)	(1,735,922)	(1,186,308)	(523,146)	(5,503,364)	(4,097,847)
Gross profit	2,224,022	2,174,581	1,233,145	1,110,753	2,360,944	2,372,030	1,523,636	1,481,401	7,341,747	7,138,765
Advertising costs	(21,513)	(18,085)	(1,567)	(88)	(1,236)	(2,842)	1,581	(8,226)	(22,735)	(29,241)
Other operating expenses	(1,513,671)	(1,282,732)	(1,508,823)	(1,099,786)	(1,525,122)	(1,463,233)	(1,725,137)	(1,496,465)	(6,272,753)	(5,342,216)
Income (loss) from operations	688,838	873,764	(277,245)	10,879	834,586	905,955	(199,920)	(23,290)	1,046,259	1,767,308
Interest expenses, net	(23,101)	(21,669)	(25,643)	(20,948)	(21,470)	(18,161)	(19,547)	(29,521)	(89,761)	(90,299)
Share of income (loss) of investments	(2,069)	11,468	31,856	4,521	25,429	39,253	(50,107)	(28,235)	5,109	27,007
Loss on write-off of investment	0	0	0	0	0	0	0	0
Other non-operating income, net	132,158	132,601	28,690	238,628	13,537	(24,151)	(149,596)	205,533	24,789	552,611
Income(loss) before income taxes	795,826	996,164	(242,342)	233,080	852,082	902,896	(419,170)	124,487	986,396	2,256,627
Benefit (provision) for taxes	(36,897)	(172,942)	(22,468)	(20,069)	(15,893)	(150,545)	(30,957)	65,365	(106,215)	(278,191)
Net income (loss) from operations	758,929	823,222	(264,810)	213,011	836,189	752,351	(450,127)	189,852	880,181	1,978,436
Minority interest income	(28,702)	(43,520)	36	(5,384)	(19,713)	(45,847)	7,167	(6,536)	(41,212)	(101,287)
Net income(loss)	730,227	779,702	(264,774)	207,627	816,476	706,504	(442,960)	183,316	838,969	1,877,149
Earnings (loss) per share—basic and diluted	0.029	0.031	(0.01)	0.008	0.033	0.03	(0.018)	0.007	0.034	0.075
Weighted-average shares used to compute earnings per share—basic and diluted	25,000,000	25,000,000	25,000,000	25,000,000	25,000,000	25,000,000	25,000,000	25,000,000	25,000,000,	25,000,000

(3) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Accounts receivable

Allowance for doubtful accounts and sales returns

	Balance at Beginning of Year ($)	Charged to Expenses ($)	Write-Offs and Others ($)	Translation Adjustments ($)	Balance at End of Year ($)
2006	752,482	356,871	―	1,032	1,108,321
2007	1,108,321	35,151	(749,506)	59,954	453,920
2008	453,920	105,539	―	(55,431)	504,028

Inventory

Provision for loss on inventory obsolescence and slow-moving items

	Balance at Beginning of Year ($)	Charged (Credit) to Costs ($)	Translation Adjustments ($)	Balance at End of Year ($)
2006	754,451	17,755	(5,492)	777,698
2007	777,698	(451,846)	(1,644)	324,208
2008	324,208	(11,512)	(6,570)	306,126

Deferred income tax assets

Valuation allowance for deferred income tax assets — current

	Balance at Beginning of Year ($)	Charged (Credit) to Costs ($)	Translation Adjustments ($)	Balance at End of Year ($)
2006	755,218	(611,059)	5,537	149,696
2007	149,696	71,808	―	221,504
2008	221,504	12,473	―	233,977

Valuation allowance for deferred income tax assets — non current

	Balance at Beginning of Year ($)	Charged (Credit) to Costs ($)	Translation Adjustments ($)	Balance at End of Year ($)
2006	272,576	(30,696)	1,998	243,878
2007	243,878	(88,220)	―	155,658
2008	155,658	(81,492)	―	74,166

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
Date: March 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Min-Tan Yang
Min-Tan Yang	Director and President (Principal Executive Officer)	March 17, 2009

/s/ Suang-Yi Pai
Suang-Yi Pai	Director, Chief Financial Officer and Chairman (Principal Financial and Accounting Officer)	March 17, 2009

/s/ Ming-Tsung Shih
Ming-Tsung Shih	Director	March 17, 2009

/s/ Robert Theng
Robert Theng	Director	March 17, 2009

/s/ Ping-Hsiung Wang
Ping-Hsiung Wang	Director	March 17, 2009

Exhibit Index

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
3.1	Articles of Incorporation	Form 10-K filed March 8, 2007	3.1

3.2	Bylaws	Form 10-Q/A filed August 17, 2004	3.1

10.1	Complete translation of approval notification from Chang Hwa Bank Co., Ltd., for loan extension on October 18, 2007	Form 10-K filed March 31, 2008	10.1

10.2	Guarantee Agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (Borrower), Min-Tan Yang (Guarantor) and Suang-Yi Pai (Guarantor) on April 13, 2006	Form 10-K filed March 31, 2008	10.2

10.3	Acknowledgement of Loan, Loan Agreement by and between First Sino Bank and Kid Castle Educational Software Development Co., Ltd and guarantee by Kid Castle Internet Technology Corporation (Guarantor) and Min-Tan Yang (Guarantor) on April 20, 2007	Form 10-K filed March 31, 2008	10.3

10.4	Acknowledgement of Loan, loan Agreement by and between Union Bank of Taiwan and Kid Castle Internet Technology Corporation and guarantee by Min-Tan Yang (Guarantor) and Suang-Yi Pai (Guarantor) on November 26, 2007	Form 10-K filed March 31, 2008	10.4

10.5	Equity Transfer Agreement, by and between Sichuan Province Education Institutional Service Center (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on June, 30, 2007	Form 10-K filed March 31, 2008	10.5

10.6	Equity Transfer Agreement, by and between LANBEISI Education & Culture Industrial Co., Ltd (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on May 10, 2007	Form 10-K filed March 31, 2008	10.6

10.7	Equity Transfer Agreement, by and among Ai-Tung Sun ( Transferor ), Ying-Ji Lu (Transferor), Shanghai Kid Castle Educational Info Constitution Co., Ltd ( Transferee ) and Kid Castle Educational Software Development Co., Ltd (Transferee) on April 2, 2007	Form 10-K filed March 31, 2008	10.7

10.8	Equity Transfer Agreement, by and between Hsin-Pei Sheng (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on June 1, 2007	Form 10-K filed March 31, 2008	10.8

14	Code of Ethics	Form 10-K filed April 15, 2005	14

21	Subsidiaries of the Company	Form 10-KSB filed March 30, 2004	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kid Castle Educational Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholders
Kid Castle Educational Corporation
Taipei, Taiwan ROC

We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation and its Subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered previous losses from operations and has a small capital equity that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brock, Schechter & Polakoff, LLP
Buffalo, New York

 March 13, 2009

Kid Castle Educational Corporation
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
	(Expressed in U.S. Dollars)
ASSETS
Current assets
Cash and bank balances	$1,985,818	$1,238,212
Bank fixed deposits - pledged (Note 12)	2,847	363,562
Notes and accounts receivable, net (Notes 3 and 20)	2,171,768	2,453,868
Inventories, net (Note 4)	1,933,153	2,008,739
Other receivables (Notes 5 and 20)	396,003	88,139
Prepayments and other current assets (Note 6)	475,617	542,794
Pledged notes receivable (Note 12)	416,238	557,983
Deferred income tax assets (Note 7)	45,617	42,335

Total current assets	7,427,061	7,295,632
Deferred income tax assets (Note 7)	49,528	50,481
Interest in associates (Note 8)	68,336	58,625
Property and equipment, net (Note 9)	2,775,663	2,312,065
Intangible assets, net of amortization (Note 10)	371,056	572,005
Long-term notes receivable	356,901	420,636
Pledged notes receivable (Note 12)	283,469	183,453
Other assets	255,288	268,388

Total assets	$11,587,302	$11,161,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank borrowings ― short-term and maturing within one year (Note 12)	$242,879	$1,212,534
Notes and accounts payable (Note 19)	1,017,552	389,639
Accrued expenses (Note 11)	1,617,717	985,764
Amounts due to officers (Note 19)	－	－
Other payables	270,458	573,237
Deposits received (Note 13)	751,151	912,535
Receipts in advance (Note 14)	2,305,980	2,372,403
Income tax payable (Note 7)	$39,115	$124,418

Total current liabilities	6,244,852	6,570,530
Bank borrowings maturing after one year (Note 12)	1,583,968	1,752,776
Receipts in advance (Note 14)	1,001,801	1,034,260
Deposits received (Note 13)	839,295	680,694
Deferred liability	41,775	38,787
Accrued pension liabilities (Note 15)	446,038	401,893

Total liabilities	10,157,729	10,478,940

Commitments and contingencies (Note 16)
Minority interest	216,754	162,343
Shareholders’ equity
Common stock, no par share (Note 17):
60,000,000 shares authorized; 25,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively.	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit (Note 18)	(6,340,449)	(7,179,418)
Accumulated other comprehensive loss	(1,026,713)	(932,027)
Net loss not recognized as pension cost	(271,498)	(220,032)

Total shareholders’ equity	1,212,819	520,002

Total liabilities and shareholders’ equity	$11,587,302	$11,161,285

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(Expressed in U.S. Dollars)
Operating revenue (Note 21)
Sales of goods	$7,905,949	$7,671,392	$6,774,260
Franchise income	2,380,930	2,205,668	2,080,551
Other operating revenue	2,558,232	1,359,552	856,772

Net operating revenue	12,845,111	11,236,612	9,711,583

Operating costs (Note 21)
Cost of goods sold	(3,357,441)	(3,154,509)	(2,684,650)
Cost of franchising	(368,061)	(451,469)	(337,986)
Other operating costs	(1,777,862)	(491,869)	(616,102)

Total operating costs	(5,503,364)	(4,097,847)	(3,638,738)

Gross profit	7,341,747	7,138,765	6,072,845
Advertising costs	(22,735)	(29,241)	(21,833)
Other operating expenses	(6,272,753)	(5,342,216)	(5,526,318)

Profit from operations	1,046,259	1,767,308	524,694
Interest expense, net (Note 12)	(89,761)	(90,299)	(179,825)
Share of profit (loss) of investments	5,109	27,007	(39,489)
Other non-operating income (loss), net	24,789	552,611	(153,803)

Profit before income taxes and minority interest income	986,396	2,256,627	151,577
Income taxes (expense) benefit (Note 7)	(106,215)	(278,191)	(173,325)

Income (loss) after income taxes	880,181	1,978,436	(21,748)
Minority interest income	(41,212)	(101,287)	(24,463)

Net income (loss)	$838,969	$1,877,149	$(46,211)

Income (loss) per share — basic and diluted	$0.034	$0.075	$(0.002)

Weighted-average shares used to compute income (loss) per share — basic and diluted	25,000,000	$25,000,000	$25,000,000

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional			Accumulated Other	Net loss not recognized
	Number of Shares	Amount	Paid-In Capital	Legal Reserve	Accumulated Deficit	Comprehensive Loss	as pension cost	Total
	(Expressed in US Dollars)
Balance, January 1, 2006	18,999,703	$7,669,308	$194,021	$65,320	$(9,010,356)	$(244,864)	—	$(1,326,571)

Net loss for 2006	—	—	—	—	(46,211)	—	—	(46,211)
Cumulative translation adjustment	—	—	—	—	—	(85,849)	—	(85,849)
Comprehensive loss								(132,060)
Repayment of a liability by issuance of common stock	6,000,297	922,830	—	—	—	—	—	922,830
Net loss not recognized as pension cost	—	—	—	—	—	—	(98,952)	(98,952)
Balance, December 31, 2006	25,000,000	8,592,138	194,021	65,320	(9,056,567)	(330,713)	(98,952)	(634,753)

Net income for 2007	—	—	—	—	1,877,149	—	—	1,877,149
Cumulative translation adjustment	—	—	—	—	—	(601,314)	—	(601,314)
Comprehensive income								1,275,835
Net loss not recognized as pension cost	—	—	—	—	—	—	(121,080)	(121,080)
Balance, December 31, 2007	25,000,000	8,592,138	194,021	65,320	(7,179,418)	(932,027)	(220,032)	520,002
Net income for 2008	—	—	—	—	838,969	—	—	838,969
Cumulative translation adjustment	―	―	―	―	―	(94,686)	—	(94,686)
Comprehensive income								744,283
Net loss not recognized as pension cost	―	―	―	―	―	―	(51,466)	(51,466)
Balance, December 31, 2008	25,000,000	8,592,138	194,021	65,320	(6,340,449)	(1,026,713)	(271,498)	1,212,819

See accompanying notes to Consolidated Financial Statements.

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Expressed in US Dollars)
Cash flows from operating activities
Net income (loss)	$838,969	$1,877,149	$(46,211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation of property and equipment	357,604	253,620	215,249

Write-off of goodwill	44,155	20,909	―
Amortization of intangible assets	171,315	164,488	166,106
Allowance for sales returns	(2,050)	3,509	(20,814)
Allowance for doubtful debts	107,589	31,642	363,687
Provision for (reversal of) loss on inventory obsolescence and slow-moving items	(11,512)	(451,846)	17,755
Share of loss (income) of investments in associates	(5,109)	(27,007)	39,489

Loss on disposal of property and equipment	715	2,737	―
Minority interest income	41,212	101,287	24,463
(Increase)/decrease in:
Notes and accounts receivable	229,945	(44,243)	(362,561)
Inventories	44,524	106,841	431,898
Other receivables	(542,949)	239,323	743,006
Prepayments and other current assets	58,062	(373,143)	273,531
Deferred income tax assets	(4,593)	62,555	(35,164)
Other assets	7,563	50,875	336,099
Increase/(decrease) in:
Notes and accounts payable	669,015	(410,869)	(600,254)
Accrued expenses	684,510	(7,240)	425,041
Other payables	(259,316)	57,134	(900,934)
Receipts in advance	(25,617)	(319,692)	169,592
Income taxes payable	(86,787)	(19,885)	20,438
Deposits received	33,906	201,194	512,377
Accrued pension liabilities	661	(11,478)	474
Net cash provided by operating activities	2,351,812	1,507,860	1,773,267

Cash flows from investing activities

Amount due from goodwill	―	(215,396)	―
Purchase of property and equipment	(901,262)	(329,085)	(149,424)
Proceeds from disposal of property and equipment	2,202	119	―
Net cash acquired from acquisition of subsidiary	―	58,834	―

Kid Castle Educational Corporation
Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,
	2008	2007	2006
	(Expressed in US Dollars)
Change in investments in associated company	―	(140,437)	―
Prepayment of long-term investments	―	(859,797)	―
Bank fixed deposits — pledged	370,747	(284,201)	46,593
Pledged notes receivable	26,721	(290,895)	773,849

Net cash (used in) provided by investing activities	(501,592)	(2,060,858)	671,018

Cash flows from financing activities
Proceeds from bank borrowings	$80,879	$1,912,234	$213,357
Repayment of bank borrowings	(1,208,981)	(759,304)	(1,609,571)
(Repayment of loan) borrowings from officers/shareholders	136,837	(495,803)	(1,110,555)
Issuance of common stock	―	―	922,830

Net cash (used in) provided by financing activities	(991,265)	657,127	(1,583,939)

Net increase in cash and cash equivalents	858,955	104,129	860,346
Effect of exchange rate changes on cash and cash equivalents	(111,349)	(285,790)	(53,864)
Cash and cash equivalents at beginning of year	1,238,212	1,419,873	613,391

Cash and cash equivalents at end of year	$1,985,818	$1,238,212	$1,419,873

Supplemental disclosure of cash flow information
Interest paid	$102,003	$95,300	$107,696

Income taxes paid	$130,308	$283,397	$169,797

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

On September 18, 2002, Higoal issued 11,880,000 shares of common stock to the shareholders of KCIT in exchange for 100% of the outstanding common stock of KCIT. As a result of this reorganization, KCIT became a wholly owned subsidiary of Higoal. On October 1, 2002, Kid Castle Educational Corporation (the Company), formerly King Ball International Technology Limited Corporation entered into an exchange agreement with Higoal whereby the Company issued to the shareholders of Higoal 11,880,000 shares of common stock of the Company in exchange for 100% of the issued and outstanding capital of Higoal.

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

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (‘KCEI”) in the People’s Republic of China (the PRC), with registered total capital of RMB1,200,000, in order to operate schools controlled by us in the PRC. As of December 31, 2008, KCEI had total registered capital of RMB3,500,000.

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

For the purpose of preparing the Group’s consolidated financial statements, the statement of operations of KCES prepared in RMB has been translated at the average exchange rates of NT$4.533 = RMB1.00 (2007: NT$4.318 = RMB1.00; 2006: NT$4.045 = RMB1.00;) and the balance sheet expressed in RMB has been translated at the exchange rate of NT$4.845 = RMB 1.00 (December 31, 2007: NT$4.399 = RMB 1.00; December 31, 2006: NT$4.177 = RMB1.00) existing on December 31, 2008. Translation adjustments are included as a component of shareholders’ equity.

For presentation of the Group’s consolidated financial statements, the consolidated statement of operations and consolidated statement of cash flows of Higoal prepared in NT$ have been translated at the average exchange rate of US$1.00 = NT$31.5342 (2007: US$1.00 = NT$32.8427; 2006: US$1.00 = NT$32.523) and the consolidate balance sheet of Higoal expressed in NT$ have been translated at the exchange rate of US$1.00 = NT$33.146 (December 31, 2007: US$1.00 = NT$32.417; December 31, 2006: US$1.00 = NT$32.596) ruling as of December 31, 2008. Translation adjustments are included as a component of shareholders’ equity.

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

Kid Castle Educational Corporation
Notes To Consolidated Financial Statements — (Continued)

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established based on the evaluation of collectibility and aging analysis of note receivable, accounts receivable and other receivables.

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

Fair Values of Financial Instruments

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2008, 2007, and 2006 because of the relatively short-term maturity of these instruments.

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to potential common shares. For the years ended December 31, 2008, 2007, and 2006, the Group did not have any potential common shares.

Reclassification

The presentation of certain prior information has been reclassified to conform to current presentation.

Recent Accounting Pronouncements

In May 2008, the FASB released SFAS No162, “The Hierarchy of Generally Accepted Accounting Principles. “This statement identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. “We do not expect the implementation of this guidance to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Group does not expect the adoption of SFAS No. 161 to have a material effect on the Group’s Consolidated Financial Statements.

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

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations”. This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and noncontrolling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. Although the standard will not have any impact on our current Consolidated Financial Statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

NOTE 3 — NOTES AND ACCOUNTS RECEIVABLE

	December 31, 2008	December 31, 2007

Accounts receivable
— Third parties	$2,492,199	$2,757,425
— Related parties (Note 19 B(iv))	183,597	150,363

Total	2,675,796	2,907,788
Less: Allowance for doubtful accounts and sales returns (Note)	(504,028)	(453,920)

Notes and accounts receivable, net	$2,171,768	$2,453,868

Note: The total allowance for doubtful accounts and sales returns for the year ended December 31, 2008 amounted to US$504,028. Of this total, the allowance for sales returns was US$8,122, and allowance for doubtful accounts was US$495,906. The allowance for sales returns in the amount of US$8,122 is calculated based on historical operations in the ROC and allowance for doubtful accounts in the amount of US$495,906 is attributable to other debtors of the Company. The estimate of allowance for doubtful debt is made based on a percentage ageing analysis, whereby 100% of overdue receivables in our ROC operations exceeding 365 days are recognized as a doubtful account. Allowance for doubtful accounts in our operations in the PRC region are recognized in two categories with varying percentages based on the number of days overdue. The categories are (1) overdue between 181 and 365 days (based on an analysis of the financial strength of each customer, a discount ranging between 10% and 80% is assigned) and (2) overdue exceeding 365 days, which are revised at 100%.

NOTE 4 —INVENTORIES

	December 31, 2008	December 31, 2007

Work in progress	$109.163	$180,985
Finished goods and other merchandise	2,130,116	2,151,962

	2,239,279	2,332,947
Less: Allowance for obsolete inventories	(306,126)	(324,208)

	$1,933,153	$2,008,739

NOTE 5 —OTHER RECEIVABLES

	December 31, 2008	December 31, 2007

Advances to staff	$90,521	$87,188
Other receivables	304,416	633

	394,937	87,821
Other receivables — related parties (Note 19 B(v))	1,066	318

	$396,003	$88,139

NOTE 6 - PREPAYMENTS AND OTHER CURRENT ASSETS

	December 31, 2008	December 31, 2007

Prepayments	$467,414	$523,199
Temporary payments	62	15,598
Prepaid interest	—	2,713
Others	8,141	1,284

	$475,617	$542,794

NOTE 7 -INCOME TAXES

The income taxes of the Group are substantially attributable to the operations in Taiwan and the PRC whose statutory tax rates are 25% and 15%, respectively.

	Years Ended December 31,
	2008	2007	2006

Income taxes expense (benefit) consisted of:
Income taxes	$110,808	$215,636	$143,771
Deferred income taxes	(4,593)	62,555	29,554
Tax on undistributed earnings (Note 17)	―	―	—

	$106,215	$278,191	$173,325

The principal differences between taxes on income computed at the applicable statutory income tax rate in Taiwan and recorded income tax (benefit) expense are as follows:

	Years Ended December 31,
	2008	2007	2006

Income taxes (benefit) expense calculated on applicable statutory tax rates	$95,145	$92,165	$(64,236)
Lower effective income tax rates of other countries	(3,446)	21,013	8,446
Valuation allowance	―	―	—
Non-taxable income	―	―	—
Non-deductible expenses	14,516	165,013	229,115
Tax on undistributed earnings	―	―	—

Income taxes expense (benefit) as recorded in statement of operations	$106,215	$278,191	$173,325

Significant components of the estimated deferred income tax assets as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007

Deferred income tax assets - current assets
Allowance for sales returns and discounts	$2,031	$2,589
Allowance for doubtful debts	4,504	592
Allowance for obsolete inventories	39,068	37,475
Future benefit of tax losses	233,977	221,504
Others	14	1,679

	279,594	263,839
Less: Valuation allowance	(233,977)	(221,504)

	$45,617	$42,335

Deferred income tax assets - non-current assets
Provision for pension fund	45,757	46,625
Amortization of intangible assets	74,166	155,658
Provision for diminution in value of long-term investment	3,771	3,856

	123,694	206,139
Less: Valuation allowance	(74,166)	(155,658)

	$49,528	$50,481

Total deferred income tax assets	$95,145	$92,816

At December 31, 2005, KCES had net operating losses of approximately US$997,982, available to be carried forward to offset future taxable income, as of December 31, 2008 the balance amounted to $71,623, which will expire in 2010.

The Company’s net operating loss carry forwards to offset future taxable income is insignificant.

NOTE 8 -INTEREST IN ASSOCIATES

	December 31, 2008	December 31, 2007

21 st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$109,628	$101,787
Share of loss	(42,696)	(39,641)

	$66,932	$62,146

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$102,319	$95,000
Share of loss	(100,915)	(98,521)

	$1,404	$(3,521)

	$68,336	$58,625

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

For the year ended December 31, 2008, the Group recognized investment loss of $2 and recognized an investment income of $15,040 for the year ended December 31, 2007, accounted for under the equity method, in Education Center.

(ii)
On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to this joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. It has been determined that the Group has significant influence over its investee and accordingly the investment is accounted for under the equity method. For the year ended December 31, 2008, the Group recognized investment income of $5,197 and recognized investment income of $11,967 for the year ended December 31, 2007, accounted for under the equity method, in Tianjin Consulting.

NOTE 9 —PROPERTY AND EQUIPMENT

	December 31, 2008	December 31, 2007

Freehold land	$554,227	$566,691
Buildings	905,087	925,440
Furniture and fixtures	2,033,607	1,485,235
Transportation equipment	269,724	231,791
Miscellaneous equipment	405,202	372,874
Prepayment for equipment	189,221	—

	4,357,068	3,582,031
Less: Accumulated depreciation	(1,581,405)	(1,269,966)

	$2,775,663	$2,312,065

The land and buildings at 8th floor, No. 98 Min Chuan Road, Hsin-Tien City, Taipei City, Taiwan, with carrying cost of $1,459,314 and $1,492,131 as of December 31, 2008 and 2007, respectively, purchased from a director are pledged to a bank to secure a bank loan (Note 12(iii)) granted in December 2003.

Depreciation charged to the operations was $357,604, $253,620 and $215,249 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 10 — INTANGIBLE ASSETS

	December 31, 2008	December 31, 2007

Gross carrying amount
Franchise	$1,026,455	$1,049,538
Copyrights	603,391	616,960
Goodwill	235,039	218,227
	1,864,885	1,884,725

Less: Accumulated amortization
Franchise	(898,148)	(813,392)
Copyrights	(527,967)	(478,144)
	(1,426,115)	(1,291,536)
Less: impairment of goodwill
Goodwill	(67,714)	(21,184)
	(67,714)	(21,184)

	$371,056	$572,005

Amortization charged to operations was $171,315, $164,488 and $166,106 for the years ended December 31, 2008, 2007, and 2006, respectively, and the impairment of goodwill charged to operations was $44,155 and $21,184 for the years ended December 31, 2008 and 2007.

The estimated aggregate amortization expenses for each of the two succeeding fiscal years are as follows:

2009	171,315
2010	32,416

$203,731

Goodwill should not be amortized but evaluated on an annual basis as to its value.

NOTE 11 —ACCRUED EXPENSES

	December 31, 2008	December 31, 2007

Accrued compensation	$519,399	$423,337
Accrued commission	66,373	—
Accrued value-add-in tax	490,334	—
Accrued professional fee	292,019	253,388
Accrued production cost	83,907	86,014
Others	165,685	223,025

	$1,617,717	$985,764

NOTE 12 —BORROWINGS

	Notes	December 31, 2008	December 31, 2007

Bank term loans	(i )	$514,471	$580,553
Short-term unsecured bank loans	(ii )	—	1,027,446
Mid-term secured bank loan	(iii )	1,312,376	1,357,311

		1,826,847	2,965,310

Less: Balances maturing within one year included in current liabilities bank term loans		76,946	185,088
Short-term unsecured bank loans		—	1,027,446
Mid-term secured bank loan		165,933	—

		242,879	1,212,534

Bank borrowings maturing after one year		1,583,968	$1,752,776

Notes:

(i)
The balance represents discounting notes receivable loans with the bank using post-dated checks totaling $755,824 and $753,962 received from franchises and also collateralized by the Group’s bank deposits of $2,839 and $8,067 as of December 31, 2008 and 2007, respectively. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, and was extended on October 18, 2007. The weighted average interest rates were 5.71 % and 5.85 % per annum as of December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008 and 2007, the interest expense charged to operations amounted to $32,006 and $22,053, respectively.

(ii)
In March 2005, KCIT obtained an unsecured short-term loan in the amount of $304,553, which is guaranteed by two directors and shareholders of the Group. The loan bears interest at the Taiwan basic borrowing rate plus 1.3% per annum and was extended on April 11, 2007 and October 18, 2007. The short-term loan is repayable in 36 equal monthly installments. The last installment will be due on March 19, 2008. The loan was fully repaid on April 10, 2008.

For the years ended December 31, 2008 and 2007, the interest expense charged to operations from the above unsecured short-term loans amounted to $413 and $31,336, respectively.

(iii)
In February 2005, KCIT obtained a new bank loan of $456,830, which bears interest at 6% per annum and is repayable in 36 equal monthly installments. The last installment due on February 2, 2008, was collateralized by notes receivables approximating 30% of the loan balance, and guaranteed by two directors of the Group. The loan was fully repaid on January 9, 2008.

In November 28, 2007, KCIT obtained a new bank loan of $1,542,401. The loan is secured by the Group’s land and buildings and is personally guaranteed by two directors of the Group. It bears interest at the lending bank’s basic fixed deposit rate plus 1.45% per annum. Of the principal, $370,176 is repayable in 24 equal monthly installments. A final balloon payment of $1,172,225 is due on November 28, 2009. The applicable interest rate is approximately 3.76% per annum.

For the years ended December 31, 2008 and 2007, the interest expense charged to operations from the aforementioned loans amounted to $54,924 and $34,510, respectively.

NOTE 13 — DEPOSITS RECEIVED

	December 31, 2008	December 31, 2007

Deposits received	$1,590,446	$1,593,229
Less: Amount refundable within one year included in current liabilities	(751,151)	(912,535)

Amount due after one year	$839,295	$680,694

The balance represents deposits received from franchises for their due performance under the franchise agreements. The deposits are refundable to franchises upon expiration of the franchise agreements, usually within a three-year period for operations in Taiwan and within five-year period for operations in the PRC.

NOTE 14 —RECEIPTS IN ADVANCE

	Notes	December 31, 2008	December 31, 2007

Current liabilities:
Sales deposits received	(i )	$277,823	$303,258
Franchise income received	(ii )	1,480,947	1,456,267
Subscription fees received	(iii )	471,088	516,136
Related parties (Note 19 B(vii))		414	—
Other		75,708	96,742

		2,305,980	2,372,403

Long-term liabilities:
Franchise income received	(ii )	1,001,801	1,034,260
Other		—	—

		1,001,801	1,034,260

		$3,307,781	$3,406,663

Notes:

(i)	The balance represents receipts in advance from customers for goods to be sold to them.

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

NOTE 15 — RETIREMENT PLANS

The Group maintains tax-qualified defined contribution and benefit retirement plan for its employees in accordance with ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued New Labor Retirement pension regulations in Taiwan. The Group has defined the new contribution retirement plan (the “New Plan”) covering all regular employees in KCIT, and KCIT contributes monthly an amount equals 6% of the employees’ basic salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”), which commenced in September 2003 and only applies to the employees of KCIT who were employed before June 30, 2005. KCIT contributes monthly an amount equal to 2% of those employees’ total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Contribution amounts are determined in accordance with the advice of professionally qualified actuaries in Taiwan. Under the plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the relevant labor laws in Taiwan. The benefits under the plan are based on various factors such as years of service and the final base salary preceding retirement.

The net periodic pension cost is as follows:

	Years Ended December 31,
	2008	2007	2006

Service cost	$—	$—	$—
Interest cost	15,887	12,911	12,214
Actual return on plan assets	(3,180)	(2,092)	(2,425)
Amortization of unrecognized loss	9,855	3,227	2,955

Net periodic pension cost	$22,562	$14,046	$12,744

The net pension amount recognized in the consolidated balance sheet as at December 31, 2008, and 2007, the measurement dates, is as follows:

	December 31, 2008	December 31, 2007

Accumulated benefit obligation at end of year	$508,472	$371,675

Projected benefit obligation at beginning of year	529,570	368,883
Translation reserve	(6,674)	(1,135)
Service cost on benefits earned during the period	—	—
Member contributions	—	—
Interest cost	22,562	14,046
Actuarial (gain)/loss	65,966	126,678
Benefits paid	—	—

Projected benefit obligation at end of year	$611,424	$508,472

Changes in plan assets are as follows:

	December 31, 2008	December 31, 2007

Fair value of plan assets at beginning of year	$111,788	$84,312
Translation reserve	(4,639)	(633)
Actual return on plan assets	4,259	2,585
Employer contribution	21,901	25,524
Employee contribution	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$142,587	$111,788

Funded status	$(468,837)	$(396,683)
Unrecognized net transition amount	—	—
Unrecognized prior service cost	(285,375)	(220,032)
Unrecognized net actuarial (gain)/loss	285,375	220,032

Net amount recognized	$(468,837)	$(396,683)

As of December 31, 2008 and 2007, the asset category of the plan assets consisted of cash contributions deposited with Central Trust of China.

Actuarial assumptions used:

	December 31, 2008	December 31, 2007

Discount rate	3.00%	3.50%
Salary increase rate	3.00%	2.00%
Expected return on plan assets	2.50%	2.50%

Under the Plan, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follow:

Years ended December 31,
2009	$—
2010	—
2011	22,432
2012	26,674
2013	8,156
Years 2014 to 2018	$79,467

$136,729

The Group also makes defined contributions to a retirement benefits plan for its employees in the PRC in accordance with local regulations. The contributions made by the Company for the years ended December 31, 2008, 2007, and 2006 amounted to $54,200, $56,095, and $77,750, respectively.

NOTE 16 —COMMITMENTS AND CONTINGENCIES

A.   Lease Commitment

During the years ended December 31, 2008, 2007, and 2006, the Company incurred lease expenses amounting to $679,582, $449,501, and $404,405, respectively. As of December 31, 2008, the Company’s future minimum lease payments under non-cancelable operating leases expiring in excess of one year are as follows:

Years ended December 31,
2009	$321,550
2010	201,301
2011	570,343
2012	378,403
2013	155,932

Years 2014 to 2017	$228,496

$1,856,025

B.   Going Concern

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. Although the Group in the last two years has reversed a long trend of recurring net losses, it still has a significant accumulated deficit. Management expects net income in 2009, although the realization of net income is uncertain. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On December 28, 2006, the Company issued 6,000,297 shares of common stock for a purchase price of $0.15 to Suang-Yi Pai, our Chairman of the Board, and Min-Tan Yang, our Chief Executive Officer, pursuant to the Loan Settlement and Conversion Agreement relating to settlement certain loans made by Messrs. Pai and Yang to the Company. (For further information please refer to the Company’s Form 8-K/A filed on January 24, 2007.)

As of December 31, 2008, the Company was authorized to issue 60,000,000 shares of common stock with no par value. As of December 31, 2008, 2007, and 2006, the total issued and outstanding shares were 25,000,000.

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

As of December 31, 2008, 2007, and 2006, the balance of legal reserve as shown on the consolidated statement of shareholders’ equity was $65,320, $65,320, and $65,320, respectively, based on the local statutory financial statements of the subsidiary.

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

NOTE 19 — RELATED PARTY TRANSACTIONS

A.   Names of related parties and relationship with the Company are as follows:

Names of related parties	Relationship with the Company

Mr. Min-Tan Yang	Director and chief executive officer of the Company since November 2, 2005.
Mr. Suang-Yi Pai	Director and chairman of the board since November 2, 2005.
Mr. Ping-Hsiung Wang	Director since April 8, 2008.
Taipei Country Private Kid’s Castle Yin Cyun Preschool (“TCP Yin Cyun”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Yin Cyun Language & Computer School ("Yin Cyun Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei Country Private Yin Tzu Preschool (“TCP Yin Tzu”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Private Kuan Lung Short Term Language Cram School (“Kuan Lung Language”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei City Private Chu Sheng Preschool (“TCP Chu Sheng”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei Country Private Chu Yao Preschool (“TCP Chu Yao”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Private Chu Yao Language & Computer School (“Chu Yao Language”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Private Liang Yu Language & Computer School ("Liang Yu Language")	Its chairman of the board of directors is Mr. Min-Tan Yang.
Hsin Chu Country Private Wei Keng Preschool (“Wei Keng Preschool”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Private Wei Keng Short Term Language Cram School (“Wei Keng Language”)	Its chairman of the board of directors is Mr. Min-Tan Yang.
Taipei Country Private Syue Cheng Preschool (“Syue Cheng Preschool”)	Its chairman of the board of directors is Mr. Ping-Hsiung Wang.
Jiangxi 21 st Century Kid Castle Culture Media Co., Ltd (“Culture Media”)	An investment accounted for under the equity method before July 2, 2004. It has become a consolidated entity after July 2, 2004.
21 st Century Kid Castle Language and Education Center (“Education Center”)	An investment accounted for under the equity method.
Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”)	An investment accounted for under the equity method.

B.   Significant transactions and balances with related parties are as follows:

	Years Ended December 31,
	2008	2007	2006
(i)Sales to:
— TCP Yin Cyun	$134,931	$135,139	59,669
— Yin Cyun Language	47,785	40,687	37,735
— TCP Yin Tzu	80,581	69,205	30,100
— Liang Yu Language	50,828	43,293	48,490
— Kuan Lung Language	26,224	23,332	18,401
— TCP Chu Sheng	14,913	11,506	9,026
— TCP Chu Yao	56,016	57,053	25,614
— Chu Yao Language	8,289	—	—
— Liang Yu Language	50,828	—	—
— Wei Keng Preschool	54,531	—	—
— Wei Keng Language	6,478	—	—
— Syue Cheng Preschool	30,676	—	—
— Education Center	49,290	48,247	50,663
— Tianjin Consulting	35,173	29,633	43,721

	$646,543	$458,095	$385,529

(ii) Franchise income
TCP Yin Cyun	20,767	13,103	6,328
TCP Yin Tzu	10,087	2,848	11,046
Liang Yu Language	5,074	2,436	2,460
Kuang Lung Language	7,849	4,796	2,075
TCP Chu Sheng	20,767	13,103	6,328
TCP Chu Yao	20,767	13,103	6,328
Wei Keng Preschool	1,975	—	—
Wei Keng Language	4,043	—	—
Syue Cheng Preschool	13,647	—	—

	$104,976	$49,389	$34,565

(iii)	The two directors, Suang Yi Pai and Min Tan Yang, have personally guaranteed certain bank loans and borrowings. Please see the details as described in Note 12 - Borrowings.

The management of the Group is of the opinion that the above transactions were carried out in the normal course of business at agreed upon terms.

(iv)	Accounts and notes receivable — related parties:

Name of Related Parties	December 31, 2008	December 31, 2007

— TCP Yin Cyun	52,026	57,018
— Yin Cyun Language	7,698	6,751
— TCP Yin Tzu	33,709	32,480
— Liang Yu Language	9,069	12,806
— Kuang Lung Language	2,559	3,924
— TCP Chu Sheng	4,874	11,711
— TCP Chu Yao	23,062	25,300
— Wei Keng Language	26,651	—
— Wei Keng Preschool	3,990	—
— Syue Cheng Preschool	19,959	—

	$183,597	$150,363

(v)	Other receivables — related parties:

Name of Related Parties	December 31, 2008	December 31, 2007

Education Center (Note 1)	$325	$300
Tianjin Consulting (Note 2)	741	18

	$1,066	$318

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

(vi) Other payables - related parties:

Name of Related Parties	December 31, 2008	December 31, 2007

Tianjin Consulting	$—	$250
Education Center	—	319

	$—	$569

(vii) Receipts in advance:

Name of Related Parties	December 31, 2008	December 31, 2007

Tianjin Consulting	$171	$436
Education Center	243	130

	$414	$566

(viii) Significant transactions and balances with related parties are as follows:

1. Amount due to officers/directors:

Name of Related Parties	December 31, 2008	December 31, 2007

Mr. Min-Tan Yang (note 1)	$—	$40,713

	$—	$40,713

NOTE 20 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash, trade notes receivable and accounts receivable. The Group’s cash is deposited with various financial institutions in the ROC and the PRC. The Group offers credit terms on the sale of its products to certain customers. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

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

No individual customer of the Group accounted for more than 10% of operating revenues for the years ended December 31, 2008, 2007, and 2006, and none accounted for more than 10% of notes (including current and long-term notes receivable) or accounts receivable as of December 31, 2008 and 2007.

NOTE 21 — GEOGRAPHIC SEGMENTS

The Group is principally engaged in the business of child education, focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning the operations in these geographical segments is as follows:

A.	For the year ended December 31, 2008

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated
REVENUE
External revenue	$6,382,634	$6,462,477	$12,845,111	$—	$—	$12,845,111
Inter-segment revenue	—	1,262,723	1,262,723	—	(1,262,723)	—

	$6,382,634	$7,725,200	$14,107,834	$—	$(1,262,723)	$12,845,111

DEPRECIATION AND AMORTIZATION	$282,813	$246,106	$528,919	$—	$—	$528,919

SEGMENT RESULTS
Profit (loss) form operations	$425,436	$771,709	$1,197,145	$(150,886)	$—	$1,046,259
Interest income	5,724	6,507	12,231	11	—	12,242
Interest expense	(87,343)	(14,660)	(102,003)	—	—	(102,003)
Share of profit of associates	—	5,109	5,109	—	—	5,109
Other non-operating income (loss), net	(104,033)	(96,604)	(200,637)	—	225,426	24,789

Profit (loss) before income taxes	$239,784	$672,061	$911,845	$(150,875)	$225,426	$986,396
Income taxes	(94,968)	(11,097)	(106,065)	(150)		(106,215)
Minority interest income	—	(41,212)	(41,212)	—	—	(41,212)

Net income (loss)	$144,816	$619,752	$764,568	$(151,025)	$225,426	$838,969

Capital expenditures	$293,017	$608,245	$901,262	$—	$—	$901,262

	December 31, 2008	December 31, 2008	December 31, 2008	December 31, 2008	December 31, 2008	December 31, 2008

Total assets	$6,840,662	$5,305,329	$12,145,991	$2,860	$(561,549)	$11,587,302

B.	For the year ended December 31, 2007

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated

REVENUE
External revenue	$6,359,385	$4,877,227	$11,236,612	$—	$—	$11,236,612
Inter-segment revenue	—	319,885	319,885	—	(319,885)	—

	$6,359,385	$5,197,112	$11,556,497	$—	$(319,885)	$11,236,612

DEPRECIATION AND AMORTIZATION	$288,687	$129,421	$418,108	$—	$—	$418,108

SEGMENT RESULTS
Profit (loss) form operations	$510,106	$1,364,078	$1,874,184	$(106,876)	$—	$1,767,308
Interest income	14,536	4,101	18,637	23	—	18,660
Interest expense	(84,755)	(10,545)	(95,300)	(13,659)	—	(108,959)
Share of profit of associates	—	27,007	27,007	—	—	27,007
Other non-operating income (loss), net	196,788	236,997	433,785	15,642	103,184	552,611

Profit (loss) before income taxes	$636,675	$1,621,638	$2,258,313	$(104,870)	$103,184	$2,256,627
Income taxes	(257,177)	(20,264)	(277,441)	(750)		(278,191)
Minority interest income	—	(101,287)	(101,287)	—	—	(101,287)

Net income (loss)	$379,498	$1,500,087	$1,879,585	$(105,620)	$103,184	$1,877,149

Capital expenditures	$40,904	$754,861	$795,765	$—	$—	$795,765

	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2007

Total assets	$7,495,418	$4,063,399	$11,558,817	$2,597	$(400,129)	$11,161,285

C.   For the year ended December 31, 2006

	Taiwan	The PRC	Total	Corporate	Eliminations	Consolidated
REVENUE
External revenue	$6,095,296	$3,616,287	9,711,583	$—	$—	$9,711,583
Inter-segment revenue	458,071	—	458,071	—	(458,071)	—

	$6,553,368	$3,616,287	$10,169,655	$—	$(458,071)	$9,711,583

DEPRECIATION AND AMORTIZATION	$325,823	$55,532	$381,355	$—	$—	$381,355

SEGMENT RESULTS
Profit (loss) form operations	$121,008	$851,670	$972,678	$(447,984)	$—	$524,694
Interest income	6,301	7,775	14,076	—	—	14,076
Interest expense	(102,588)	(5,108)	(107,696)	(86,205)	—	(193,901)
Share of profit of associates	—	(39,489)	(39,489)	—	—	(39,489)
Other non-operating income (loss), net	41,409	(188,957)	(147,548)	(18,028)	11,773	(153,803)

Profit (loss) before income taxes	$66,101	$508,793	$574,894	$(512,911)	$89,594	$151,577
Income taxes	(161,351)	(8,446)	(169,797)	(3,528)		(173,325)
Minority interest income	—	(24,463)	(24,463)	—	—	(24,463)

Net income (loss)	$(95,250)	$475,884	$380,634	$(516,439)	$(89,594)	$(46,211)

Capital expenditures	$13,352	$15,478	$28,830	$—	$—	$28,830

	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006

Total assets	$7,409,359	$1,960,446	$9,369,805	$359,772	$(356,354)	$9,373,223

NOTE 23 — SUBSEQUENT EVENT

None.