Form 10-Q
period 2009-03-31
KID CASTLE EDUCATIONAL CORP
filed 2009-05-14
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

As of March 31, 2009, there were 25,000,000 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	(Unaudited) March 31, 2009	December 31, 2008

ASSETS
Current assets
Cash and bank balances	$1,294,151	$1,985,818
Bank fixed deposits - pledged (Note 11)	23,751	2,847
Notes and accounts receivable, net (Note 5)	2,565,925	2,171,768
Inventories, net (Note 6)	1,430,312	1,933,153
Other receivables (Note 7)	148,826	396,003
Prepayments and other current assets (Note 8)	537,613	475,617
Pledged notes receivable (Note 11)	435,064	416,238
Deferred income tax assets	52,092	45,617
Total current assets	6,487,734	7,427,061
Deferred income tax assets	51,864	49,528
Prepayment of long-term investments	1,055,532	-
Long-term investments (Note 9)	76,552	68,336
Property and equipment, net	2,731,307	2,775,663
Intangible assets, net of amortization (Note 10)	279,822	371,056
Long-term notes receivable	344,426	356,901
Pledged notes receivable (Note 11)	260,759	283,469
Other assets	301,147	255,288
Total assets	$11,589,143	$11,587,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 11)	$1,294,625	$242,879
Notes and accounts payable	687,144	1,017,552
Accrued expenses	1,301,448	1,617,717
Other payables	235,181	270,458
Deposits received	809,629	751,151
Receipts in advance (Note 12)	2,350,717	2,305,980
Income tax payable	106,806	39,115
Total current liabilities	6,785,550	6,244,852
Bank borrowings maturing after one year (Note 11)	455,073	1,583,968
Receipts in advance (Note 12)	1,003,728	1,001,801
Deposits received	691,194	839,295
Deferred liability	41,801	41,775
Accrued pension liabilities (Note 13)	430,496	446,038
Total liabilities	9,407,842	10,157,729

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets – Continued

(Expressed in US Dollars)

	(Unaudited) March 31, 2009	December 31, 2008

Commitments and contingencies (Note 15)

Minority interest	236,045	216,754

Shareholders’ equity
Common stock, no par share:
60,000,000 shares authorized; 25,000,000 issued and outstanding at March 31, 2009 and December 31, 2008	8,592,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(5,616,291)	(6,340,449)
Accumulated other comprehensive loss	(1,027,874)	(1,026,713)
Net loss not recognized as pension cost	(262,058)	(271,498)
Total shareholders’ equity	1,945,256	1,212,819
Total liabilities and shareholders’ equity	$11,589,143	$11,587,302

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three months ended March 31,
	2009	2008

Operating Revenue
Sales of goods	$2,363,684	$2,364,109
Franchising income	520,369	556,229
Other operating revenue	560,968	479,186
Total net operating revenue	3,445,021	3,399,524
Operating costs
Cost of goods sold	(923,330)	(1,007,236)
Cost of franchising	(66,511)	(98,309)
Other operating costs	(451,990)	(69,957)
Total operating costs	(1,441,831)	(1,175,502)
Gross profit	2,003,190	2,224,022
Advertising costs	(20,853)	(21,513)
Other operating expenses	(1,230,874)	(1,513,671)
Income from operations	751,463	688,838
Interest expense, net	(15,821)	(23,101)
Share of income (loss) of investments	8,173	(2,069)
Other non-operating income (loss), net	74,904	132,158
Income before income taxes	818,719	795,826
Provision for taxes	(75,405)	(36,897)
Income after income taxes	743,314	758,929
Minority interest income	(19,156)	(28,702)
Net income	$724,158	$730,227
Earnings per share - basic and diluted	$0.029	$0.029
Weighted-average shares used to compute earnings per share - basic and diluted	25,000,000	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Net loss not recognized as pension cost	Total

Balance, December 31, 2007	25,000,000	$8,592,138	$194,021	$65,320	$(7,179,418)	$(932,027)	$(220,032)	$520,002
Net income for 2008					838,969			838,969
Cumulative translation adjustment						(94,686)		(94,686)
Comprehensive income								744,283
Net loss not recognized as pension cost							$(51,466)	$(51,466)
Balance, December 31, 2008	25,000,000	$8,592,138	$194,021	$65,320	$(6,340,449)	$(1,026,713)	$(271,498)	$1,212,819
Net income for the three months ended March 31, 2009 (Unaudited)					724,158			724,158
Cumulative translation adjustment (Unaudited)						(1,161)		(1,161)
Comprehensive income (Unaudited)								722,997
Net income not recognized as pension cost							$9,440	$9,440

Balance, March 31, 2009 (Unaudited)	25,000,000	$8,592,138	$194,021	$65,320	$(5,616,291)	$(1,027,874)	$(262,058)	$1,945,256

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$724,158	$730,227
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	101,035	66,622
Impairment of goodwill	44,925	11,224
Amortization of intangible assets	39,743	42,836
Allowance for sales returns	41,287	82,723
Allowance for doubtful debts	33,453	81,955
Reversal of allowance for loss on inventory obsolescence and slow-moving items	(2,598)	(23,684)
Loss on disposal of PP&E	-	715
Minority interests	19,156	28,702
Share of loss (gain) of investments	(8,173)	2,069
(Increase)/decrease in:
Notes and accounts receivable	(630,361)	(531,916)
Inventories	442,808	546,540
Other receivables	482,985	13,829
Prepayments and other current assets	(79,360)	(172,246)
Deferred income tax assets	(12,247)	(22,287)
Other assets	(55,312)	32,970
Increase/(decrease) in:
Notes and accounts payable	(298,133)	450,301
Accrued expenses	(268,007)	198,549
Other payables	(29,835)	(291,538)
Receipts in advance	(15,216)	(147,636)
Income taxes payable	69,778	40,679
Deferred liability	1,494	(656)
Deposits received	(34,684)	(10,781)
Accrued pension liabilities	(34)	661

Net cash provided by operating activities	566,862	1,129,858

Cash flows from investing activities
Purchase of property and equipment	(153,739)	(64,757)
Proceeds from disposal of property and equipment	-	2,202
Prepayment of long-term investments	(874,769)	(26,076)
Bank fixed deposits-pledged	(21,225)	18,609
Pledged notes receivable	(20,660)	(26,536)

Net cash used in investing activities	(1,070,393)	(96,558)

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued

(Unaudited)
(Expressed in US Dollars)

	Three months ended March 31,
	2009	2008

Cash flows from financing activities
Repayment of bank borrowings	$(13,772)	$(573,968)
Repayment of loan from stockholders and transactions of related parties	(176,752)	(31,108)

Net cash used in financing activities	(190,524)	(605,076)

Net increase (decrease) in cash and cash equivalents	(694,055)	428,224

Effect of exchange rate changes on cash and cash equivalents	2,388	(328,789)

Cash and cash equivalents at beginning of period	1,985,818	1,238,212

Cash and cash equivalents at end of period	$1,294,151	$1,337,647

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Notes to Condensed Consolidated Financial Statements

(Expressed in US Dollars)

 NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kid Castle Internet Technologies Limited (“KCIT”) was incorporated on December 17, 1999 under the provisions of the Company Law of the Republic of China (“ROC”) as a limited liability company. KCIT is engaged in the business of child education focusing on the English language. The business comprises publication, sales and distribution of related books, magazines, audio and videotapes and compact disc, franchising and sales of merchandises complementary to the business. KCIT commenced operations in April 2000 when it acquired the above business from Kid Castle Enterprises Limited which was formerly owned by Mr. Kuo-An Wang and Mr. Yu-En Chiu. Kid Castle Enterprises Limited has ceased operations on December 25, 2003.

On March 9, 2001, KCIT formed a wholly-owned subsidiary, Premier Holding Investment Property Limited incorporated, in the British Virgin Islands, which held the entire common stock of Higoal Developments Limited (“Higoal”) incorporated in the Cayman Islands on March 8, 2001. On September 10, 2001, Higoal established a wholly owned subsidiary, Kid Castle Educational Software Development Company Limited (“KCES”) in the People’s Republic of China (the “PRC”). The existing operations of Higoal are principally located in Taiwan and are being expanded in the PRC. In June 2002, after KCIT undertook a series of group restructurings, KCIT became the direct owner of the outstanding shares of Higoal. Premier Holding Investment Property Limited was then liquidated in June 2003.

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

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (“KCEI”) in the PRC, with registered total capital of RMB1,200,000, in order to operate schools controlled by us in PRC. As of March 31, 2009, KCEI had total registered capital of RMB3,500,000.

The Company, Higoal and its subsidiaries are collectively referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared by the Group, without audit, pursuant to the rules and regulations of the SEC using generally accepted accounting principles in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Since inception, the Group had incurred operating losses during most of its reporting periods, although the Group has been profitable since 2007. Our accumulated deficit has improved since Messrs. Pai and Yang have assumed their respective management roles, and as of March 31, 2009, our accumulated deficit was $5,616,291. Although we have an accumulated deficit, we have positive cash flow from operations. Barring significant, unforeseen developments in the PRC, we believe we can decrease our reliance on loans from shareholders and banks to meet our funding requirements in the future. Despite our expectation to decrease reliance on loans, we may be required to seek additional financing to meet our future funding requirements and no assurances can be given that bank loans or loans from shareholders will be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may need to seek a more expensive source of funding to finance our operations.

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

 NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the three months ended March 31, 2009 and 2008, the Group did not have any potential common stock shares.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform to current presentation.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

 In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the implementation of this guidance to have a material impact on the financial statements.

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. We did not elect the fair value option under SFAS No. 159 as of January 1, 2009 for any of our financial assets and liabilities that were not already accounted for at fair value. We will consider applying the fair value option to future transactions as provided by the standard.

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

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	March 31, 2009	December 31, 2008
	(Unaudited)

Notes and accounts receivable
- Third parties	$3,025,628	$2,492,199
- Related parties	96,953	183,597

Total	3,122,581	2,675,796
Allowance for doubtful accounts and sales returns	(556,656)	(504,028)

Notes and accounts receivable, net	$2,565,925	$2,171,768

NOTE 6 - INVENTORIES

	March 31, 2009	December 31, 2008
	(Unaudited)

Work in process	$148,293	$109,163
Finished goods and other merchandises	1,574,930	2,130,116

	1,723,223	2,239,279
Less: Allowance for obsolete inventories and decline of market value	(292,911)	(306,126)

	$1,430,312	$1,933,153

NOTE 7 - OTHER RECEIVABLES

	March 31, 2009	December 31, 2008
	(Unaudited)
Other receivables - third parties:
Advances to staff	$119,624	$90,521
Other receivables	28,154	304,416

Sub-total	147,778	394,937
Other receivables - related parties	1,048	1,066
	$148,826	$396,003

 NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)

Prepayments	$528,192	$467,414
Temporary payments	60	62
Others	9,361	8,141

	$537,613	$475,617

NOTE 9- INTEREST IN ASSOCIATES

	March 31, 2009	December 31, 2008
	(Unaudited)

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$109,695	$109,628
Share of loss	(26,365)	(42,696)

	$83,330	$66,932

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$102,383	$102,319
Share of loss	(109,161)	(100,915)

	$(6,778)	$1,404

Total	$76,552	$68,336

Note:

(i)
In October 2003, the Group obtained the PRC government’s approval to co-found Education Center with 21st Century Publishing House in the PRC. In 2004, Education Center’s total registered capital was RMB 1,500,000, with  KCES and 21st Century Publishing House each owning 50% of the investment. It has been determined that the Group has significant influence and should therefore account for its investment in Education Center on the equity method.

For the three months ended March 31, 2009 and 2008, the Group recognized investment income accounted for under the equity method in Education Center of $16,357 and $6,780, respectively.

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

For the three months ended March 31, 2009 and 2008, the Group recognized an investment loss of $8,184 and $8,850, respectively, accounted for under the equity method, in Tianjin Consulting.
NOTE 10 - INTANGIBLE ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)

Gross carrying amount
Franchise	$990,766	$1,026,455
Copyrights	582,411	603,391
Goodwill	235,185	235,039

	1,808,362	1,864,885
Less: Accumulated amortization
Franchise	(891,689)	(898,148)
Copyrights	(524,170)	(527,967)
	(1,415,859)	(1,426,115)

Less: impairment of goodwill	(112,681)	(67,714)

	(1,445,615)	(67,714)

Net	$279,822	$371,056

Amortization charged to operations was $39,743 and $42,836 for the three months ended March 31, 2009 and 2008, respectively, and the impairment of goodwill charged to operations was $44,925 and $11,224 for the three months ended March 31, 2009 and 2008, respectively.

The estimated aggregate amortization expenses for each of the succeeding fiscal years are as follows:

2010	$39,330

$39,330

NOTE 11 - BANK BORROWINGS

	March 31, 2009	December 31, 2008
	(Unaudited)

Bank term loans (Note (i))	$526,635	$514,471
Mid-term secured bank loan (Note (ii))	1,223,063	1,312,376

	1,749,698	1,826,847
Less: Balances maturing within one year included in current liabilities
Bank term loans	71,562	76,946
Mid-term secured bank loan	1,223,063	165,933

	1,294,625	242,879

Bank borrowings maturing after one year	$455,073	$1,583,968

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $727,091 and $755,824 that we have received from franchisees and the Group’s bank deposits of $23,751 and $2,839 as of March 31, 2009 and December 31, 2008, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, which were extended on October 18, 2008 and will be due on September 30, 2009. The weighted average interest rates were 5.4% and 5.86% per annum as of March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, interest expense charged to operations in respect of bank loans was $6,342 and $8,257, respectively.

(ii)
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

For the three months ended March 31, 2009 and 2008, interest expense charged to operations amounted to $9,615 and $17, respectively.

NOTE 12 - RECEIPTS IN ADVANCE

The balance comprises:

	March 31, 2009	December 31, 2008
	(Unaudited)

Current liabilities:
Sales deposits received (Note (i))	$480,233	$277,823
Franchising income received (Note (ii))	1,333,274	1,480,947
Subscription fees received (Note (iii))	461,495	471,088
Related party	-	414
Others	75,715	75,708

	2,350,717	2,305,980

Long-term liabilities:
Franchising income received (Note (ii))	1,003,728	1,001,801

	$3,354,445	$3,307,781

 Note:

(i)	The balance represents receipts in advance from customers for goods sold.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

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

     The net periodic pension cost is as follows:

	Three months ended March 31,
	2009	2008
	(Unaudited)
Service cost	$-	$-
Interest cost	3,972	3,228
Expected return on assets	(1,590)	(523)
Amortization of unrecognized loss	2,464	808

Net periodic pension cost	$4,846	$3,513

NOTE 14 - GEOGRAPHICAL SEGMENTS

The Group is principally engaged in the business of child educational teaching materials and related services focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning operations in these geographical segments is as follows:

	Taiwan		The PRC		Total		Corporate		Eliminations		Consolidated
	Three months ended March 31, 2009	Three months ended March 31, 2008	Three months ended March 31, 2009	Three months ended March 31, 2008	Three months ended March 31, 2009	Three months ended March 31, 2008	Three months ended March 31, 2009	Three months ended March 31, 2008	Three months ended March 31, 2009	Three months ended March 31, 2008	Three months ended March 31, 2009	Three months ended March 31, 2008

Revenue
External revenue	$1,568,159	$1,667,695	$1,876,862	$1,731,829	$3,445,021	$3,399,524	$—	$—	$—	$—	$3,445,021	$3,399,524
Inter-segment revenue	—	—	—	—	—	—	—	—	—	—	—	—

	$1,568,159	$1,667,695	$1,876,862	$1,731,829	$3,445,021	$3,399,524	$—	$—	$—	$—	$3,445,021	$3,399,524

Profit from Operations	$311,004	$176,323	$458,472	$549,377	$769,476	$725,700	$(18,013)	$(36,862)	$—	$—	$751,463	$688,838

Capital expenditures	$77,405	$57,643	$16,659	$265,760	$94,064	$323,403	$—	$—	$—	$—	$94,064	$323,403

	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Total assets	$6,594,140	$7,770,317	$5,290,797	$4,459,044	$11,884,937	$12,229,361	$3,319	$2,950	$(299,113)	$(434,919)	$11,589,143	$11,797,392

NOTE 15 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

      As of March 31, 2009, the Company’s future minimum lease payments under a non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2010	$369,698
2011	341,612
2012	707,823
2013	507,554
Years 2014 to 2027	2,475,641

$4,402,328

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption “Factors That May Affect Our Future Results And Financial Condition” contained herein and other factors disclosed in our filings with the SEC including, but not limited to our Annual Report on Form 10-K for the year ended December 31, 2008. We do not intend to update these forward-looking statements.

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

      As of March 31, 2009, the balance of our amortizable intangible assets was $157,318, including franchise-related intangible assets of $99,077 and copyrights of $58,241. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years, and the balance of goodwill was $122,504, which is tested for impairment on a recurring basis. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

      Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenue increased by $45,497, or 1%, to $3,445,021 for the three months ended March 31, 2009 from $3,399,524 for the three months ended March 31, 2008. This was mainly due to the increase in other operating revenues of $81,782, decrease in sales of goods of $425 and decrease in franchising income of $35,860.

      Sales of goods. The sales of goods decreased by $425, from $2,364,109 for the three months ended March 31, 2008 to $2,363,684 for the three months ended March 31, 2009.  The decrease was mainly due to the difference in exchange rates between the two periods.

      Franchising income. The 6% decrease in franchising income, from $556,229 for the three months ended March 31, 2008 to $520,369, for the three months ended March 31, 2009, was mainly due to the decrease in franchising income from reclassifying income from Shanghai operations in the amount of $49,774.

      Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and school tuition. Other operating revenue increased by $81,782, or 17%, to $560,968 for the three months ended March 31, 2009, from $479,186 for the three months ended March 31, 2008. The increase was mainly due to revenue from schools controlled by us in the PRC.

      Gross Profit. Gross profit decreased by $220,832, or 10%, to $2,003,190 for the three months ended March 31, 2009, from $2,224,022 for the three months ended March 31, 2008. The decrease in Gross Profit was mainly due to the increase in the operating costs of schools controlled by us in the PRC.

      Total Operating Expenses. Total operating expenses decreased by $283,457 to $1,251,727 for the three months ended March 31, 2009, from $1,535,184 for the three months ended March 31, 2008, an 18% decrease. The decrease in total operating expenses was mainly due to decreases in expenditures to fund daily operations.

      Other Operating Expenses. Other operating expenses decreased by $282,797, or 19%, to $1,230,874 for the three months ended March 31, 2009, from $1,513,671 for the three months ended March 31, 2008.The decrease in operating expenses was mainly due to decreases in expenditures to fund daily operations.

      Interest Expense, Net. Net interest expenses decreased by $7,280, or 32%, to $15,821 for the three months ended March 31, 2009 from $23,101 for the three months ended March 31, 2008. The decrease in net interest expenses was mainly due to the decrease of interest rates during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. (See Note 11 to our Condensed Consolidated Financial Statements for more information.)

Other Non-operating Income, Net. Net other non-operating income decreased by $57,254, or 43%, to $74,904 for the three months ended March 31, 2009, from $132,158 for the three months ended March 31, 2008. The decrease in net other non-operating income was mainly due to the difference in exchange rates between the two periods.

      Provision for Taxes. Provision for taxes for the three months ended March 31, 2009 and 2008 were $75,405 and $36,897, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2009, our principal sources of liquidity included cash and bank balances of $1,294,151, which decreased $691,667 from the balance of $1,985,818 at December 31, 2008. The decrease was mainly due to the increase in the net cash used in the prepayment of long term investments.

We have assertively expanded our business in the PRC. Our Shanghai operations turned profitable in 2006, and the Group turned profitable in the first quarter of 2007. We anticipate continued expansion of the demand for learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing. In order to increase its profit margin, the Group has operated direct-owned schools since 2007. Due to the rapid expansion in our Shanghai operations, the Group foresees additional need for funds in the near future to facilitate its expansion plans during 2009. As discussed in Note 11 to our Condensed Consolidated Financial Statements, the majority of the Group’s existing loans are guaranteed by two directors of the Group who have expressed their willingness to continue to support the Group until other sources of funds have been obtained. Moreover, management believes that, with the support of the directors and continuous PRC sales, the Company would have sufficient funds for its operations, but may need new a bank facility to fulfill its business plan to expand its operations in the future.

Net cash provided by operating activities was $566,862 and $1,129,858 during the three months ended March 31, 2009 and 2008, respectively. The $562,996 increase was primarily due to (i) an increase in notes and accounts receivable of $630,361 during the three months ended March 31, 2009, $98,445 more than the increase of notes and accounts receivable of $531,916 during the three months ended March 31, 2008, and (ii) a decrease of notes and accounts payable in the amount of $298,133 during the three months ended March 31, 2009, compared to an increase of notes and accounts payable in the amount of $450,301 during the three months ended March 31, 2008, a net cash decrease of $748,434.

Net cash used in investing activities was $1,070,393 during the three months ended March 31, 2009, and net cash provided by investing activities was $96,558 during the three months ended March 31, 2008. The $973,835 difference was primarily attributable to (i) an increase in cash used in the purchase of property and equipment of $153,739 during the three months ended March 31, 2009, compared to a decrease of $64,757 during the three months ended March 31, 2008, (ii) increase in cash used in prepayment of long-term investments of $874,769 during the three months ended March 31, 2009, compared to cash used in the prepayment of long-term investments of $26,076 during the three months ended March 31, 2008, for a net negative difference in cash of $848,693.

Net cash used in financing activities during the three months ended March 31, 2009 was $190,524, as compared to $605,076 during the three months ended March 31, 2008. The $414,552 difference was primarily attributable to $13,772 in cash used to repay bank borrowings during the three months ended March 31, 2009, compared to $573,968 used for the same purpose during the three months ended March 31, 2008.

Off-Balance Sheet Arrangements

     As of March 31, 2009, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

We currently utilize bank loans as one of our financing sources.  As of March 31, 2009 and 2008, the balances of bank borrowings, including current and non-current portions, were $1,749,698 and $2,549,668, respectively.

Pension Benefit

As of July 1, 2005, the Group maintains two different retirement plans, according to the ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed prior to June 2005, as described in Note14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $0 and $16,735, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the three months ended March 31, 2009 and 2008 amounted to $19,256, and $13,755, respectively.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2009, we have projected that, if interest rates were to increase by one percent, the result would be an annual increase in our interest expense of $17,681. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

 Pursuant to Exchange Act Rule 13a-15(b), our management has performed an evaluation of the effectiveness of our disclosure controls and procedures. The term disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management has concluded, based on deficiencies noted by our auditors in past reviews, and other issues noted by management in its evaluation, that as of March 31, 2009 our disclosure controls and procedures were ineffective. Several quarters ago we began taking measures to improve our disclosure controls and procedures. We initiated the installment of a new Enterprise Resource Planning (“ERP”) system and engaged an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner. During the final phase of ERP system integration, certain difficulties have been encountered that have prevented the ERP system to be satisfactorily declared effective and independently operational by management. One cause of the delay was that the company hired to assist with our implementation of the new ERP system unexpectedly ceased its operation in September 2008. We are currently searching for the right consulting company to assist us with integration of the RRP system as well as provide on-going monitoring, guidance and supervisory support. Management anticipates that the new system will become fully operational in the fourth fiscal quarter 2010. The old system used by the Company will then be phased out.

The Company recognizes that the disclosure controls and procedures were inadequate; it is assertively attending to the inadequacy and believes that implementation of ERP will significantly strengthen the Company’s disclosure controls and procedures.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the last quarter, we have continued the efforts to implement the integration of a comprehensive ERP system that, when fully operational, will enhance our internal controls over financial reporting. The ERP system has been fully installed and the system has been running in parallel with the old system since 2007.  The system is expected to be fully operational in the fourth fiscal quarter 2010. The ERP system will perform the following functions:

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

ITEM 1A. RISK FACTORS

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended March 31, 2009 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2008.

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

Dated: May 13, 2009

By:	/s/ Suang-Yi Pai
SUANG-YI PAI
CHIEF FINANCIAL OFFICER