Form 10-Q
period 2009-06-30
KID CASTLE EDUCATIONAL CORP
filed 2009-08-13
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
or
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
Yes ☐     No  ☒

As of June 30, 2009, there were 30,000,000 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	(Unaudited) June 30, 2009	December 31, 2008

ASSETS
Current assets
Cash and bank balances	$1,960,059	$1,985,818
Bank fixed deposits - pledged (Note 11)	8,054	2,847
Notes and accounts receivable, net (Note 5)	2,435,673	2,171,768
Inventories, net (Note 6)	1,748,728	1,933,153
Other receivables (Note 7)	949,276	396,003
Prepayments and other current assets (Note 8)	605,549	475,617
Pledged notes receivable (Note 11)	417,212	416,238
Deferred income tax assets	46,227	45,617
Total current assets	8,170,778	7,427,061
Deferred income tax assets	50,054	49,528
Prepayment of long-term investments	1,305,645	-
Long-term investments (Note 9)	91,112	68,336
Property and equipment, net	2,791,892	2,775,663
Intangible assets, net of amortization (Note 10)	267,537	371,056
Long-term notes receivable	671,223	356,901
Pledged notes receivable (Note 11)	220,484	283,469
Other assets	266,878	255,288
Total assets	$13,835,603	$11,587,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 11)	$1,282,044	$242,879
Notes and accounts payable	1,237,967	1,017,552
Accrued expenses	1,339,198	1,617,717
Other payables	418,616	270,458
Deposits received	73,067	751,151
Receipts in advance (Note 12)	2,706,214	2,305,980
Income tax payable	85,334	39,115
Total current liabilities	7,142,440	6,244,852
Bank borrowings maturing after one year (Note 11)	394,851	1,583,968
Receipts in advance (Note 12)	1,304,398	1,001,801
Deposits received	1,534,021	839,295
Deferred liability	41,820	41,775
Accrued pension liabilities (Note 13)	449,045	446,038
Other liabilities (Note 9)	20,488	-
Total liabilities	10,887,063	10,157,729

Kid Castle Educational Corporation

Condensed Consolidated Balance Sheets – Continued

(Expressed in US Dollars)

	(Unaudited) June 30, 2009	December 31, 2008

Commitments and contingencies (Note 15)

Minority interest	227,720	216,754

Shareholders’ equity
Common stock, no par share:
60,000,000 shares authorized; 30,000,000 issued and outstanding at June 30, 2009; 25,000,000 issued and outstanding at December 31, 2008	9,492,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(5,730,155)	(6,340,449)
Accumulated other comprehensive loss	(1,026,075)	(1,026,713)
Net loss not recognized as pension cost	(274,429)	(271,498)
Total shareholders’ equity	2,720,820	1,212,819
Total liabilities and shareholders’ equity	$13,835,603	$11,587,302

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three months ended June 30,
	2009	2008

Operating Revenue
Sales of goods	$1,387,757	$1,590,509
Franchising income	551,557	584,614
Other operating revenue	775,609	489,939
Total net operating revenue	2,714,923	2,665,062
Operating costs
Cost of goods sold	(683,466)	(714,218)
Cost of franchising	(93,448)	(88,487)
Other operating costs	(517,806)	(629,212)
Total operating costs	(1,294,720)	(1,431,917)
Gross profit	1,420,203	1,233,145
Advertising costs	(1,584)	(1,567)
Other operating expenses	(1,461,200)	(1,508,823)
Loss from operations	(42,581)	(277,245)
Interest expense, net	(10,668)	(25,643)
Share of income (loss) of investments	(5,960)	31,856
Other non-operating income (loss), net	(25,633)	28,690
Loss before income taxes	(84,842)	(242,342)
Provision for taxes	(37,452)	(22,468)
Loss after income taxes	(122,294)	(264,810)
Minority interest income	8,430	36
Net loss	$(113,864)	$(264,774)
Loss per share - basic and diluted	$(0.005)	$(0.01)
Weighted-average shares used to compute earnings per share - basic and diluted	25,416,667	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Six months ended June 30,
	2009	2008

Operating Revenue
Sales of goods	$3,751,441	$3,954,618
Franchising income	1,071,926	1,140,843
Other operating revenue	1,336,577	969,125
Total net operating revenue	6,159,944	6,064,586
Operating costs
Cost of goods sold	(1,606,796)	(1,721,454)
Cost of franchising	(159,959)	(186,796)
Other operating costs	(969,796)	(699,169)
Total operating costs	(2,736,551)	(2,607,419)
Gross profit	3,423,393	3,457,167
Advertising costs	(22,437)	(23,080)
Other operating expenses	(2,692,074)	(3,022,494)
Income from operations	708,882	411,593
Interest expense, net	(26,489)	(48,744)
Share of income of investments	2,213	29,787
Other non-operating income (loss), net	49,271	160,848
Income before income taxes	733,877	553,484
Provision for taxes	(112,857)	(59,365)
Income after income taxes	621,020	494,119
Minority interest income	(10,726)	(28,666)
Net income	$610,294	$465,453
Earnings per share - basic and diluted	$0.024	$0.019
Weighted-average shares used to compute earnings per share - basic and diluted	25,416,667	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Net loss not recognized as pension cost	Total

Balance, December 31, 2007	25,000,000	$8,592,138	$194,021	$65,320	$(7,179,418)	$(932,027)	$(220,032)	$520,002
Net income for 2008					838,969			838,969
Cumulative translation adjustment						(94,686)		(94,686)
Comprehensive income								744,283
Net loss not recognized as pension cost							$(51,466)	$(51,466)
Balance, December 31, 2008	25,000,000	$8,592,138	$194,021	$65,320	$(6,340,449)	$(1,026,713)	$(271,498)	$1,212,819

Issuance of common stock for cash	5,000,000	900,000						900,000
Net income for the six months ended June 30, 2009 (Unaudited)					610,294			610,294
Cumulative translation adjustment (Unaudited)						638		638
Comprehensive income (Unaudited)								610,392
Net income not recognized as pension cost							$(2,931)	$(2,931)

Balance, June 30, 2009 (Unaudited)	30,000,000	$9,492,138	$194,021	$65,320	$(5,730,155)	$(1,026,075)	$(274,429)	$2,720,820

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)
	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$610,294	$465,453
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	196,127	112,392
Impairment of goodwill	44,936	11,386
Amortization of intangible assets	80,495	87,179
Allowance for sales returns	21,206	15,460
Allowance for doubtful debts	65,112	42,341
Reversal of allowance for loss on inventory obsolescence and slow-moving items	(4,773)	(27,657)
Loss on disposal of PP&E	-	728
Minority interests	10,726	28,666
Share of gain of investments	(2,213)	(29,787)
(Increase)/decrease in:
Notes and accounts receivable	(603,073)	(521,104)
Inventories	205,388	175,657
Other receivables	(390,000)	(231,287)
Prepayments and other current assets	(121,954)	(150,623)
Deferred income tax assets	(107)	(3,527)
Other assets	(8,631)	(51,511)
Increase/(decrease) in:
Notes and accounts payable	204,656	704,574
Accrued expenses	(288,133)	156,927
Other payables	141,714	(276,747)
Receipts in advance	416,040	556,481
Income taxes payable	44,753	(22,270)
Deferred liability	(396)	18
Deposits received	(516)	16,921
Accrued pension liabilities	(1,767)	673
Other liabilities	20,020	-

Net cash provided by operating activities	639,904	1,060,343

Cash flows from investing activities
Purchase of property and equipment	(182,708)	(131,431)
Proceeds from disposal of property and equipment	-	2,241
Prepayment of long-term investments	(1,047,480)	(26,535)
Bank fixed deposits-pledged	(5,059)	353,178
Pledged notes receivable	67,979	(4,551)

Net cash provided by (used in) investing activities	(1,167,268)	192,902

Kid Castle Educational Corporation

Condensed Consolidated Statements of Cash Flows – Continued

(Unaudited)
(Expressed in US Dollars)

	Six months ended June 30,
	2009	2008

Cash flows from financing activities
Proceeds from bank borrowings	$1,056,004	$108,569
Proceeds from loan from related parties		100,049
Repayment of bank borrowings	(1,221,809)	(1,069,693)
Repayment of loan from stockholders and transactions of related parties	(178,677)	(42,196)
Issuance of common stock for cash	900,000	-

Net cash provided by (used in) financing activities	555,518	(903,271)

Net increase in cash and cash equivalents	28,154	349,974

Effect of exchange rate changes on cash and cash equivalents	(53,913)	(31,544)

Cash and cash equivalents at beginning of period	1,985,818	1,238,212

Cash and cash equivalents at end of period	$1,960,059	$1,556,642

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

In July 2003, KCES entered into an agreement with 21st Century Publishing House to incorporate Jiangxi 21st Century Kid Castle Culture Media Co., Ltd (“Culture Media”). It was agreed that KCES and 21st Century Publishing House would each own 50% of Culture Media and that each party would contribute Renminbi (“RMB”) 1 million for its ownership interest. On July 2, 2004, KCES acquired an additional 40% ownership interest in Culture Media from 21st Century Publishing House. KCES now owns 90% of Culture Media.

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (“KCEI”) in the PRC, with registered total capital of RMB1,200,000, in order to operate schools controlled by us in the PRC. As of June 30, 2009, KCEI had total registered capital of RMB3,500,000.

The Company, Higoal and its subsidiaries are collectively referred to as the “Group”. The operations of the Group are principally located in Taiwan and the PRC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2009 and for the six months ended June 30, 2009 and 2008 have been prepared by the Group, without audit, pursuant to the rules and regulations of the SEC using generally accepted accounting principles in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Since inception, the Group incurred operating losses during most of its reporting periods until 2007 when it became profitable, and has remained so through the present.  Our accumulated deficit has improved since Messrs. Pai and Yang have assumed their respective management roles, and as of June 30, 2009, our accumulated deficit was $5,730,155. Although we have an accumulated deficit, we have positive cash flow from operations. Barring significant, unforeseen development in PRC, we believe we can decrease our reliance on loans from shareholders and banks to meet our funding requirements in the future. Despite our expectation to decrease reliance on loans, we may be required to seek additional financing to meet our future funding requirements and no assurances can be given that bank loans or loans from shareholders will be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may need to seek a more expensive source of funding to finance our operations.

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

INCOME TAXES

We account for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. We must assess the likelihood that a protion or all of the deferred tax assets will not be realized. In doing so, judgments and estimates must be made regarding the projection of future taxable income. If necessary, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized.

In computing the income tax provision, estimates and assumptions must be made regarding the deductibility of certain expenses. It is possible that these estimates and assumptions may be disallowed as part of an examination by the various taxing authorities that we are subject to, resulting in additional income tax expense in future periods. In addition, we maintain a reserve related to uncertain tax position. These uncertain tax positions are evaluated each reporting period to determine the level of reserve that is appropriate.

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

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the six months ended June 30, 2009 and 2008, the Group did not have any potential common stock shares.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform to current presentation.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB released FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identify Transactions That Are Not Orderly.” This position provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased as well as identifying circumstances that indicate a transaction is not orderly. Effective for our interim financial statements as fo June 30, 2009, the implementation of this guidance did not have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB released SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Effective for our interim financial statements as of June 30, 2009, we reviewed events occurring through the filing date of this document. See Note 16 for our subsequent events disclosure.

In June 2009, the FASB released SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), “ which addresses the effects on certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets.” It addresses concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about a company’s involvement in a variable interest entity. This statement requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this statement requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We are in the process of evaluating the impact of this new guidance on our Consolidated Financial Statements.

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	June 30, 2009	December 31, 2008
	(Unaudited)

Notes and accounts receivable
- Third parties	$2,822,623	$2,492,199
- Related parties	207,718	183,597

Total	3,030,341	2,675,796
Allowance for doubtful accounts and sales returns	(594,668)	(504,028)

Notes and accounts receivable, net	$2,435,673	$2,171,768

NOTE 6 - INVENTORIES

	June 30, 2009	December 31, 2008
	(Unaudited)

Work in process	$156,130	$109,163
Finished goods and other merchandises	1,897,145	2,130,116

	2,053,275	2,239,279
Less: Allowance for obsolete inventories and decline of market value	(304,547)	(306,126)

	$1,748,728	$1,933,153

NOTE 7 - OTHER RECEIVABLES

	June 30, 2009	December 31, 2008
	(Unaudited)
Other receivables - third parties:
Advances to staff	$131,063	$90,521
Other receivables	211,682	304,416

Sub-total	342,745	394,937
Other receivables - related parties (Note (i))	606,531	1,066
	$949,276	$396,003
 Note:
(i)
In July 2009, the Group obtained the PRC government’s approval to co-found Kid Castle Xinxuhui Preschool with Shanghai Xinxuhui Co., Ltd. in the PRC. In 2009, Kid Castle Xinxuhui’s total registered capital was RMB 2,000,000.  KCEI and Shanghai Xinxuhui Co., Ltd. own, respectively, 70% and 30% of Kid Castle Xinxuhui Preschool.

As of June 30, the balance due from related parties was $606,531, comprised of $594,507 due from Kid Castle Xinxuhui Preschool (“Xinxuhui Preshcool”), $325 due from English Center and $11,699 due from Tianjin Consulting. The amount due from Xinxuhui Preschool to KCEI is to repay KCEI for refurbishment and equipment purchases for Xinxuhui Preschool.

 NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)

Prepayments	$580,387	$467,414
Temporary payments	75	62
Others	25,087	8,141

	$605,549	$475,617

NOTE 9- INTEREST IN ASSOCIATES

	June 30, 2009	December 31, 2008
	(Unaudited)

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$109,748	$109,628
Share of loss	(18,636)	(42,696)

	$91,112	$66,932

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$102,431	$102,319
Share of loss	(122,919)	(100,915)

(Note(ii)(A))	$(20,488)	$1,404

Total	$91,112	$68,336

Note:

(i)
In October 2003, the Group obtained the PRC government’s approval to co-found Education Center with 21st Century Publishing House in the PRC. In 2004, Education Center’s total registered capital was RMB 1,500,000, with KCES and 21st Century Publishing House each owning 50%. We have determined that the Group has significant influence and should therefore account for its investment using the equity method.

For the six months ended June 30, 2009 and 2008, the Group recognized investment income from Education Center of $24,101 and $40,665, respectively, accounted for using the equity method.

(ii)
On April 1, 2004, the Group signed a joint venture agreement with Tianjin Foreign Enterprises & Experts Service Corp., in Tianjin City, PRC. Pursuant to the joint venture agreement, the Group and Tianjin Foreign Enterprises & Experts Service Corp. each owns a 50% interest in Tianjin Kid Castle Educational Investment Consulting Co., Ltd. We have determined that the Group has significant influence and should therefore account for its investment using the equity method.

(A)	As of June 30, 2009, the Group’s share of Tianjin Consulting’s $122,919 loss exceeded the Groups’ investment cost of $102,431. The $20,488 difference has been reclassified as Other liabilities.

For the six months ended June 30, 2009 and 2008, the Group recognized an investment loss of $21,888 and $10,878, respectively, in Tianjin Consulting, accounted for using the equity method.

NOTE 10 - INTANGIBLE ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)

Gross carrying amount
Franchise	$1,037,535	$1,026,455
Copyrights	609,905	603,391
Goodwill	235,296	235,039

	1,882,736	1,864,885
Less: Accumulated amortization
Franchise	(959,721)	(898,148)
Copyrights	(564,162)	(527,967)
	(1,523,883)	(1,426,115)

Less: impairment of goodwill	(91,316)	(67,714)

	(91,316)	(67,714)

Net	$267,537	$371,056

Amortization charged to operations was $80,495 and $87,179 for the six months ended June 30, 2009 and 2008, respectively, and the impairment of goodwill charged to operations was $23,524 and $11,386 for the six months ended June 30, 2009 and 2008, respectively.

The estimated aggregate amortization expenses for each of the succeeding fiscal years are as follows:

2010	$41,186

$41,186

NOTE 11 - BANK BORROWINGS

	June 30, 2009	December 31, 2008
	(Unaudited)

Bank term loans (Note (i))	$441,838	$514,471
Mid-term secured bank loan (Note (ii))	1,235,057	1,312,376

	1,676,895	1,826,847
Less: Balances maturing within one year included in current liabilities
Bank term loans	46,987	76,946
Mid-term secured bank loan	1,235,057	165,933

	1,282,044	242,879

Bank borrowings maturing after one year	$394,851	$1,583,968

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $670,908 and $755,824 that we have received from franchisees and the Group’s bank deposits of $8,010 and $2,839 as of June 30, 2009 and December 31, 2008, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, which were extended on October 18, 2008 and will be due on September 30, 2009. The weighted average interest rates were 5.4% and 5.86% per annum as of June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008, interest expense charged to operations in respect of bank loans was $11,972 and $17,672, respectively.

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

For the six months ended June 30, 2009 and 2008, interest expense charged to operations amounted to $15,747 and $28,787, respectively.

NOTE 12 - RECEIPTS IN ADVANCE

The balance comprises:

	June 30, 2009	December 31, 2008
	(Unaudited)

Current liabilities:
Sales deposits received (Note (i))	$541,589	$277,823
Franchising income received (Note (ii))	1,438,381	1,480,947
Subscription fees received (Note (iii))	633,230	471,088
Related party	-	414
Others	93,014	75,708

	2,706,214	2,305,980

Long-term liabilities:
Franchising income received (Note (ii))	1,304,398	1,001,801

	$4,010,612	$3,307,781
 Note:

(i)	The balance represents receipts in advance from customers for goods sold.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

NOTE 13 - RETIREMENT PLANS

The Group maintains tax-qualified defined contribution and benefit retirement plans for its employees in accordance with the ROC Labor Standard Law. As a result, the Group currently maintains two different retirement plans with contribution and benefit calculation formulas. On July 1, 2005, the Bureau of National Health Insurance issued new labor retirement pension regulations in Taiwan. The Group has a new defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT. KCIT contributes monthly an amount equal to 6% of employee base salaries and wages to the Bureau of National Health Insurance. The Group still maintains the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed prior to June 2005. KCIT contributes monthly an amount equal to 2% of employee total salaries and wages to an independent retirement trust fund deposited with the Central Trust of China in accordance with the ROC Labor Standards Law in Taiwan. The retirement fund is not included in the Group’s financial statements. Net periodic pension cost is based on annual actuarial valuations which use the projected unit credit cost method of calculation and is charged to the consolidated statement of operations on a systematic basis over the average remaining service lives of current employees. Under the Old Plan, the employees are entitled to receive retirement benefits upon retirement in the manner stipulated by the ROC Labor Standard Law in Taiwan. The benefits under the Old Plan are based on various factors such as years of service and final base salary preceding retirement.

The net periodic pension cost is as follows:

	Six months ended June 30,
	2009	2008
	(Unaudited)
Service cost	$-	$-
Interest cost	7,944	6,456
Expected return on assets	(3,180)	(1,046)
Amortization of unrecognized loss	4,928	1,616

Net periodic pension cost	$9,692	$7,026

NOTE 14 - GEOGRAPHICAL SEGMENTS

The Group is principally engaged in the business of child education teaching materials and related services focusing on English language in Taiwan and the PRC. Accordingly, the Group has two reportable geographic segments: Taiwan and the PRC. The Group evaluates the performance of each geographic segment based on its net income or loss. The Group also accounts for inter-segment sales as if the sales were made to third parties. Information concerning operations in these geographical segments is as follows:

	Taiwan		PRC		Total		Corporate		Eliminations		Consolidated
	Six months ended June 30, 2009	Six months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Revenue
External revenue	$2,770,247	$3,116,020	$3,389,697	$2,948,566	$6,159,944	$6,064,586	$—	$—	$—	$—	$6,159,944	$6,064,586
Inter-segment revenue	—	—	—	—	—	—	—	—	—	—	—	—

	$2,770,247	$3,116,020	$3,389,697	$2,948,566	$6,159,944	$6,064,586	$—	$—	$—	$—	$6,159,944	$6,064,586

Profit from Operations	$185,175	$297,645	$553,291	$186,397	$738,466	$484,042	$(29,584)	$(72,449)	$—	$—	$708,882	$411,593

Capital expenditures	$120,464	$60,609	$82,423	$71,209	$202,887	$131,818	$—	$—	$—	$—	$202,887	$131,818

	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Total assets	$7,301,861	$7,770,317	$5,942,048	$4,459,044	$13,243,909	$12,229,361	$904,928	$2,950	$(313,234)	$(434,919)	$13,835,603	$11,797,392

NOTE 15 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

      As of June 30, 2009, the Company’s future minimum lease payments under a non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2010	$406,570
2011	378,128
2012	748,982
2013	546,174
Years 2014 to 2027	2,579,447

$4,659,301

B. Going concern

     The accompanying financial statements have been prepared assuming the Group will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 16 – SUBSEQUENT EVENTS

In July 2009, the Group obtained the PRC government’s approval to co-found Kid Castle Xinxuhui Preschool with Shanghai Xinxuhui Co., Ltd. in the PRC. In 2009, Kid Castle Xinxuhui’s total registered capital was RMB 2,000,000. KCEI and Shanghai Xinxuhui Co., Ltd. own, respectively, 70% and 30% of Kid Castle Xinxuhui Preschool.

In July 2009, the Group established a wholly-owned school, Shanghai Putuo District Kid Castle Yin Cyun Language and Education Center in the PRC, with registered total capital of RMB 500,000.

As of June 30, 2009, the Group has prepaid amounts of $389,558 and $638,059 invested in Chengdu Preschool and Nanchang Preschool, respectively, for refurbishment and equipment purchases.

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

      As of June 30, 2009, the balance of our amortizable intangible assets was $123,557, including franchise-related intangible assets of $77,814 and copyrights of $45,743. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years, and the balance of goodwill was $143,980, which is tested for impairment on a recurring basis. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

    Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $49,861, or 2%, to $2,714,923 for the three months ended June 30, 2009 from $2,665,062 for the three months ended June 30, 2008, including the increase in other operating revenue of $285,670, the decrease in the sales of goods of $202,752 and franchising income of $33,057.

     Sales of goods. The decrease in sales of goods, from $1,509,509 for the three months ended June 30, 2008 to $1,387,757 for the three months ended June 30, 2009 (a 13% decrease), was mainly due to the decrease in sales in our Taiwan operations.

     Franchising income. The decrease in franchising income, from $584,614 for the three months ended June 30, 2008 to $551,557 for the three months ended June 30, 2009 (a 6% decrease), was mainly due to the decrease in franchising income in Taiwan operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and tuition from school controlled by us. Other operating revenue increased by $285,670, to $775,609 for the three months ended June 30, 2009 from $489,939 for the three months ended June 30, 2008. The increase was mainly due to operate schools controlled by us in the PRC.

     Gross Profit. Gross profit increased by $187,058, or 15%, to $1,420,203 for the three months ended June 30, 2009, from $1,233,145 for the three months ended June 30, 2008.  The increase was mainly due to increase in other operating revenue from PRC operations.

     Total Operating Expenses. Total operating expenses decreased by $47,606, or 3%, to $1,462,784 for the three months ended June 30, 2009 from $1,510,390 for the three months ended June 30, 2008.  The decrease was principally due to decreases in expenditures to fund daily operations in the PRC.

     Other Operating Expenses. Other operating expenses increased by $47,623, or 3%, to $1,461,200 for the three months ended June 30, 2009 from $1,508,823 for the three months ended June 30, 2008, principally due to decreases in daily expenditures in operations in the PRC.

     Interest Expenses, Net. Net interest expenses decreased by $14,975, or 58%, to $10,668 for the three months ended June 30, 2009 from $25,643 for the three months ended June 30, 2008, primarily due to the decrease of the borrowings during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

     Provision for Taxes. Provision for taxes for the three months ended June 30, 2009 and 2008 were $37,452 and $22,468, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

      Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenue increased by $95,358, or 2%, to $6,159,944 for the six months ended June 30, 2009 from $6,064,586 for the six months ended June 30, 2008. This was mainly due to the increase in other operating revenues of $367,452, decrease in sales of goods of $203,177 and decrease in franchising income of $68,917.

      Sales of goods. Sales of goods decreased by $203,177, from $3,954,618 for the six months ended June 30, 2008 to $3,751,441 for the six months ended June 30, 2009.  The decrease was mainly due to the decrease in sales our Taiwan operations.

      Franchising income. The 6% decrease in franchising income, from $1,140,843 for the six months ended June 30, 2008 to $1,071,926, for the six months ended June 30, 2009, was mainly due to the decrease in franchising income in our Taiwan operations.

      Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and school tuition. Other operating revenue increased by $367,452, or 38%, to $1,336,577 for the six months ended June 30, 2009, from $969,125 for the six months ended June 30, 2008. The increase was mainly due to revenue from schools controlled by us in the PRC.

      Gross Profit. Gross profit decreased by $33,774, or 1%, to $3,423,393 for the six months ended June 30, 2009, from $3,457,167 for the six months ended June 30, 2008. The decrease in Gross Profit was mainly due to the increase in the operating costs of schools controlled by us in the PRC.

      Total Operating Expenses. Total operating expenses decreased by $331,063 to $2,714,511 for the six months ended June 30, 2009, from $3,045,574 for the six months ended June 30, 2008, an 11% decrease. The decrease in total operating expenses was mainly due to decreases in expenditures to fund daily operations.

      Other Operating Expenses. Other operating expenses decreased by $330,420, or 11%, to $2,692,074 for the six months ended June 30, 2009, from $3,022,494 for the six months ended June 30, 2008. The decrease in operating expenses was mainly due to decreases in expenditures to fund daily operations.

      Interest Expense, Net. Net interest expenses decreased by $22,255, or 46%, to $26,489 for the six months ended June 30, 2009 from $48,744 for the six months ended June 30, 2008. The decrease in net interest expenses was mainly due to the decrease of interest rates during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. (See Note 11 to our Condensed Consolidated Financial Statements for more information.)

Other Non-operating Income, Net. Net other non-operating income decreased by $111,577, or 69%, to $49,271 for the six months ended June 30, 2009, from $160,848 for the six months ended June 30, 2008. The decrease in net other non-operating income was mainly due to the difference in exchange rates between the two periods.

Provision for Taxes. Provision for taxes for the six months ended June 30, 2009 and 2008 were $112,857 and $59,365, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our principal sources of liquidity included cash and bank balances of $1,960,059, (including the $900,000 capital injection contributed by Mr. Yang on June 17, 2009) which decreased $25,759 from the balance of $1,985,818 at December 31, 2008. The decrease was mainly due to the increase in the net cash used in the prepayment of long term investments of $1,305,645, comprised of the following investments: $204,863 for Xinxuhui Preschool, $73,165 for Shanghai Putuo District Kid Castle Yin Cyun Language and Education Center, $389,558 for Chengdu Preschool, and $638,059 for Nanchang Preschool. In June 2009, the Company issued 5,000,000 shares of common stock to our Chief Executive Officer and largest shareholder, Min-Tan Yang, for $900,000.  The primary purpose of the capital injection was to finance the Company’s privatization plan, announced by the Company’s Report on Form 8-K filed with the Commission on June 18, 2009.  The privatization plan is pending review by the Commission of the Company’s preliminary Schedule 13E-3 and preliminary Information Statement on Schedule 14C, each filed with the Commission on June 18, 2009.

We have assertively expanded our business in the PRC. Our operations in the PRC turned profitable in 2006, and the Group turned profitable in the first quarter of 2007. We anticipate continued expansion of the demand for learning materials and an increase in the number of franchise schools. Furthermore, we foresee better utilization of capital and funds as we identify and implement alternatives for restructuring and refinancing. In order to increase its profit margin, the Group has operated direct-owned schools since 2007. Due to the rapid expansion of our operations in the PRC, the Group foresees additional need for funds in the near future to facilitate its expansion plans during 2009. As discussed in Note 11 to our Condensed Consolidated Financial Statements, the majority of the Group’s existing loans are guaranteed by two directors of the Group who have expressed their willingness to continue to support the Group until other sources of funds have been obtained. Moreover, management believes that, with the support of the directors and continuous PRC sales, the Company would have sufficient funds for its operations, but may need new a bank facility to fulfill its business plan to expand its operations in the future.

Net cash provided by operating activities was $639,904 and $1,060,343 during the six months ended June 30, 2009 and 2008, respectively. The $420,439 decrease was primarily due to (i) an increase of notes and accounts payable in the amount of 204,656 during the six months ended June 30, 2009, compared to an increase of notes and accounts payable in the amount of $704,574 during the six months ended June 30, 2008, and (ii) a decrease of accrued expenses in the amount of $288,133 during the six months ended June 30, 2009, compared to an increase of accrued expenses in the amount of $156,927 during the six months ended June 30, 2008, a net cash decrease of $445,060.

Net cash used in investing activities was $1,167,268 during the six months ended June 30, 2009, and net cash provided by investing activities was $192,902 during the six months ended June 30, 2008. The $1,360,170 difference was primarily attributable to increase in cash used in prepayment of long-term investments of $1,047,480 during the six months ended June 30, 2009, compared to cash used in the prepayment of long-term investments of $26,535 during the six months ended June 30, 2008, for a net negative difference in cash of $1,020,945.

Net cash provided by financing activities was $555,518 during the six months ended June 30, 2009, and net cash used in financing activities was $903,271 during the six months ended June 30, 2008. The $1,458,789 difference was primarily attributable to issuance of common stock for cash of $900,000.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

      We currently utilize bank loans as one of our financing sources.  As of June 30, 2009 and 2008, the balances of bank borrowings, including current and non-current portions, were $1,676,895 and $2,184,911, respectively.

Pension Benefit

      As of July 1, 2005, the Group maintains two different retirement plans, according to the ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed prior to June 2005, as described in Note14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $0 and $16,735, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the six months ended June 30, 2009 and 2008 amounted to $39,963, and $28,547, respectively.

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

Interest rate exposure

      We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2009, we have projected that, if interest rates were to increase by one percent, the result would be an annual increase in our interest expense of $16,228. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

Management has concluded, based on deficiencies noted by our auditors in past reviews, and other issues noted by management in its evaluation, that as of June 30, 2009 our disclosure controls and procedures were ineffective. Several quarters ago we began taking measures to improve our disclosure controls and procedures. We initiated the installment of a new Enterprise Resource Planning (“ERP”) system and engaged an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner. During the final phase of ERP system integration, certain difficulties have been encountered that have prevented the ERP system to be satisfactorily declared effective and independently operational by management. One cause of the delay was that the company hired to assist with our implementation of the new ERP system unexpectedly ceased its operation in September 2008. We are currently searching for the right consulting company to assist us with integration of the RRP system as well as provide on-going monitoring, guidance and supervisory support. Management anticipates that the new system will become fully operational in the fourth fiscal quarter 2010. The old system used by the Company will then be phased out.

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

Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended June 30, 2009 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 17, 2009, pursuant to a Stock Subscription Agreement dated the same date, we sold 5,000,000 newly issued shares of our common stock to our Chief Executive Officer, Min-Tan Yang.  The stock was sold for $0.18 per share for an aggregate purchase price of $900,000.  Mr. Yang paid for the stock in cash.  The stock was issued without registration under the Securities Act of 1933 in reliance on the exemption under Section 4(2) of the Securities Act.  The Stock Subscription Agreement is attached as an exhibit to the Company’s report on Form 8-K, filed with the Commission on June 18, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2009, in accordance with the relevant sections of the Florida Business Corporations Act and our articles of incorporation, two senior members of our management who collectively own 67% of our common stock, acting in their capacity as shareholders, approved amendments to our articles of incorporation that will effect a 5,000 for 1 reverse stock split of our common stock, followed immediately by a 1 for 5,000 forward stock split (the “Transaction”).  The vote was taken by written consent in conjunction with the Company’s proposed privatization plan described more fully in the Company’s preliminary Schedule 13E-3 and preliminary Information Statement on Schedule 14C, each filed with the Commission on June 18, 2009, and each of which is pending review by the Commission.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A.	Exhibits
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2009

By:	/s/ Suang-Yi Pai
SUANG-YI PAI
CHIEF FINANCIAL OFFICER