Form 10-Q
period 2009-09-30
KID CASTLE EDUCATIONAL CORP
filed 2009-11-13
CIK 1049011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
or
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
Yes ☐     No  ☒

As of September 30, 2009, there were 30,000,000 shares of the Registrant’s common stock outstanding.

FORM 10-Q

KID CASTLE EDUCATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	(Unaudited) September 30, 2009	December 31, 2008

ASSETS
Current assets
Cash and bank balances	$2,423,266	$1,985,818
Bank fixed deposits - pledged (Note 12)	10,262	2,847
Notes and accounts receivable, net (Note 5)	3,175,407	2,171,768
Inventories, net (Note 6)	1,556,527	1,933,153
Other receivables (Note 7)	340,515	396,003
Prepayments and other current assets (Note 8)	871,633	475,617
Pledged notes receivable (Note 12)	428,189	416,238
Deferred income tax assets	54,882	45,617
Total current assets	8,860,681	7,427,061
Deferred income tax assets	49,921	49,528
Prepayment of long-term investments (Note 9)	1,717,149	-
Long-term investments (Note 10)	100,087	68,336
Property and equipment, net	3,608,552	2,775,663
Intangible assets, net of amortization (Note 11)	227,008	371,056
Long-term notes receivable	469,708	356,901
Pledged notes receivable (Note 12)	220,855	283,469
Other assets	284,264	255,288
Total assets	$15,538,225	$11,587,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank borrowings - short-term and maturing within one year (Note 12)	$1,280,285	$242,879
Notes and accounts payable	1,545,838	1,017,552
Accrued expenses	1,507,330	1,617,717
Other payables	749,006	270,458
Deposits received	72,910	751,151
Receipts in advance (Note 13)	1,901,413	2,305,980
Income tax payable	147,027	39,115
Total current liabilities	7,203,809	6,244,852
Bank borrowings maturing after one year (Note 12)	381,590	1,583,968
Receipts in advance (Note 13)	1,992,073	1,001,801
Deposits received	1,453,149	839,295
Deferred liability	41,861	41,775
Accrued pension liabilities (Note 14)	451,856	446,038
Other liabilities (Note 10)	48,791	-
Total liabilities	11,573,129	10,157,729

Kid Castle Educational Corporation
Condensed Consolidated Balance Sheets – Continued
(Expressed in US Dollars)

	(Unaudited) September 30, 2009	December 31, 2008

Commitments and contingencies (Note 16)

Minority interest	316,637	216,754

Shareholders’ equity
Common stock, no par share:
60,000,000 shares authorized; 30,000,000 issued and outstanding at September 30, 2009; 25,000,000 issued and outstanding at December 31, 2008	9,492,138	8,592,138
Additional paid-in capital	194,021	194,021
Legal reserve	65,320	65,320
Accumulated deficit	(4,802,355)	(6,340,449)
Accumulated other comprehensive loss	(1,024,518)	(1,026,713)
Net loss not recognized as pension cost	(276,147)	(271,498)
Total shareholders’ equity	3,648,459	1,212,819
Total liabilities and shareholders’ equity	$15,538,225	$11,587,302

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

	Three months ended September 30,
	2009	2008

Operating Revenue
Sales of goods	$3,155,791	$2,764,230
Franchising income	561,787	562,351
Other operating revenue	863,745	744,000
Total net operating revenue	4,581,323	4,070,581
Operating costs
Cost of goods sold	(1,165,286)	(1,123,317)
Cost of franchising	(84,468)	(73,496)
Other operating costs	(801,365)	(512,824)
Total operating costs	(2,051,119)	(1,709,637)
Gross profit	2,530,204	2,360,944
Advertising costs	(1,975)	(1,236)
Other operating expenses	(1,516,132)	(1,525,122)
Income from operations	1,012,097	834,586
Interest expense, net	(9,257)	(21,470)
Share of income (loss) of investments	(19,377)	25,429
Other non-operating income, net	80,276	13,537
Income before income taxes	1,063,739	852,082
Provision for taxes	(135,127)	(15,893)
Income after income taxes	928,612	836,189
Minority interest income	(812)	(19,713)
Net income	$927,800	$816,476
Loss per share - basic and diluted	$0.035	$0.03
Weighted-average shares used to compute earnings per share - basic and diluted	26,666,667	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

	Nine months ended September 30,
	2009	2008

Operating Revenue
Sales of goods	$6,907,232	$6,718,848
Franchising income	1,633,713	1,703,194
Other operating revenue	2,200,322	1,713,125
Total net operating revenue	10,741,267	10,135,167
Operating costs
Cost of goods sold	(2,772,082)	(2,844,771)
Cost of franchising	(244,427)	(260,292)
Other operating costs	(1,771,161)	(1,211,993)
Total operating costs	(4,787,670)	(4,317,056)
Gross profit	5,953,597	5,818,111
Advertising costs	(24,412)	(24,316)
Other operating expenses	(4,208,206)	(4,547,616)
Income from operations	1,720,979	1,246,179
Interest expense, net	(35,746)	(70,214)
Share of income (loss) of investments	(17,164)	55,216
Other non-operating income, net	129,547	174,385
Income before income taxes	1,797,616	1,405,566
Provision for taxes	(247,984)	(75,258)
Income after income taxes	1,549,632	1,330,308
Minority interest income	(11,538)	(48,379)
Net income	$1,538,094	$1,281,929
Earnings per share - basic and diluted	$0.058	$0.05
Weighted-average shares used to compute earnings per share - basic and diluted	26,666,667	25,000,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Expressed in U.S. Dollars)

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Legal reserve	Accumulated deficit	Accumulated other comprehensive loss	Net loss not recognized as pension cost	Total

Balance, December 31, 2007	25,000,000	$8,592,138	$194,021	$65,320	$(7,179,418)	$(932,027)	$(220,032)	$520,002
Net income for 2008					838,969			838,969
Cumulative translation adjustment						(94,686)		(94,686)
Comprehensive income								744,283
Net loss not recognized as pension cost							$(51,466)	$(51,466)
Balance, December 31, 2008	25,000,000	$8,592,138	$194,021	$65,320	$(6,340,449)	$(1,026,713)	$(271,498)	$1,212,819

Issuance of common stock for cash	5,000,000	900,000						900,000
Net income for the nine months ended September 30, 2009 (Unaudited)					1,538,094			1,538,094
Cumulative translation adjustment (Unaudited)						2,195		2,195
Comprehensive income (Unaudited)								1,540,289
Net income not recognized as pension cost							$(4,649)	$(4,649)

Balance, September 30, 2009 (Unaudited)	30,000,000	$9,492,138	$194,021	$65,320	$(4,802,355)	$(1,024,518)	$(276,147)	$3,648,459

See accompanying Notes to Condensed Consolidated Financial Statements.

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US Dollars)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$1,538,094	$1,281,929
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	337,395	224,999
Impairment of goodwill	44,947	43,946
Amortization of intangible assets	121,660	130,486
Allowance for sales returns	-	80,455
Allowance for doubtful debts	62,571	74,760
Reversal of allowance for loss on inventory obsolescence and slow-moving items	(61,700)	(11,253)
Loss on disposal of PP&E	-	726
Minority interests	11,538	48,379
Share of gain of investments	17,164	(55,216)
(Increase)/decrease in:
Notes and accounts receivable	(1,272,684)	(926,701)
Inventories	462,623	508,846
Other receivables	315,939	(113,487)
Prepayments and other current assets	(379,538)	(267,809)
Deferred income tax assets	(7,857)	(3,519)
Other assets	(24,075)	(86,244)
Increase/(decrease) in:
Notes and accounts payable	499,886	551,797
Accrued expenses	(133,287)	186,367
Other payables	464,305	(334,131)
Receipts in advance	271,360	253,755
Income taxes payable	104,938	(21,786)
Deferred liability	(615)	2,537
Deposits received	(89,652)	26,628
Accrued pension liabilities	(1,780)	671
Other liabilities	47,742	-

Net cash provided by operating activities	2,328,974	1,596,135

Cash flows from investing activities
Purchase of property and equipment	(1,105,885)	(362,284)
Proceeds from disposal of property and equipment	-	2,236
Prepayment of long-term investments	(1,436,765)	-
Bank fixed deposits-pledged	(7,208)	297,493
Pledged notes receivable	61,299	155,998

Net cash provided by (used in) investing activities	(2,488,559)	93,443

Kid Castle Educational Corporation
Condensed Consolidated Statements of Cash Flows – Continued
(Unaudited)
(Expressed in US Dollars)

	Nine months ended September 30,
	2009	2008

Cash flows from financing activities
Proceeds from bank borrowings	$1,084,102	$-
Proceeds from loan from related parties		127,993
Repayment of bank borrowings	(1,276,139)	(1,177,680)
Repayment of loan from stockholders and transactions of related parties	(178,630)	(42,426)
Issuance of common stock for cash	900,000	-

Net cash provided by (used in) financing activities	529,333	(1,092,113)

Net increase in cash and cash equivalents	369,748	597,465

Effect of exchange rate changes on cash and cash equivalents	67,700	(93,501)

Cash and cash equivalents at beginning of period	1,985,818	1,238,212

Cash and cash equivalents at end of period	$2,423,266	$1,742,176

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

On December 27, 2006, KCES established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info Constitution Company Limited (“KCEI”) in the PRC, with registered total capital of RMB1,200,000, in order to operate schools controlled by us in the PRC. As of September 30, 2009, KCEI had total registered capital of RMB3,500,000.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008 have been prepared by the Group, without audit, pursuant to the rules and regulations of the SEC using generally accepted accounting principles in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Group believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Group’s audited annual financial statements for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Since its inception, the Group incurred operating losses during most of its reporting periods until 2007 when it became profitable, and has remained so through the present.  Our accumulated deficit has improved since Messrs. Pai and Yang have assumed their respective management roles, and as of September 30, 2009, our accumulated deficit was $4,802,355. Although we have an accumulated deficit, we have positive cash flow from operations. Barring significant, unforeseen development in the PRC, we believe we can decrease our reliance on loans from shareholders and banks to meet our funding requirements in the future. Despite our expectation to decrease reliance on loans, we may be required to seek additional financing to meet our future funding requirements and no assurances can be given that bank loans or loans from shareholders will be available in the future. If we are unable to secure sufficient financing, our liquidity position would be adversely affected, and we may need to seek a more expensive source of funding to finance our operations.

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

INCOME TAXES

We account for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. We must assess the likelihood that a portion or all of the deferred tax assets will not be realized. In doing so, judgments and estimates must be made regarding the projection of future taxable income. If necessary, a valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

NET EARNINGS (LOSS) PER COMMON SHARE

The Group computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Under the provisions of SFAS No. 128, basic net earnings (loss) per share is computed by dividing the net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share gives effect to common stock equivalents. For the nine months ended September 30, 2009 and 2008, the Group did not have any potential common stock shares.

RECLASSIFICATION

The presentation of certain prior information has been reclassified to conform to current presentation.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

 In April 2009, the FASB released FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identify Transactions That Are Not Orderly.” This position provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased as well as identifying circumstances that indicate a transaction is not orderly. Effective for our interim financial statements as of September 30, 2009, the implementation of this guidance did not have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB released SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Effective for our interim financial statements as of September 30, 2009, we reviewed events occurring through the filing date of this document. See Note 17 for our subsequent events disclosure.

In September 2009, the FASB released SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), “ which addresses the effects on certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets.” It addresses concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about a company’s involvement in a variable interest entity. This statement requires us to perform an analysis to determine whether any of our variable interests give us a controlling financial interest in a variable interest entity. In addition, this statement requires ongoing assessments of whether we are the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We are in the process of evaluating the impact of this new guidance on our Consolidated Financial Statements.

NOTE 5 - NOTES AND ACCOUNTS RECEIVABLE

	September 30, 2009	December 31, 2008
	(Unaudited)

Notes and accounts receivable
- Third parties	$3,720,942	$2,492,199
- Related parties	99,251	183,597

Total	3,820,193	2,675,796
Allowance for doubtful accounts and sales returns	(644,786)	(504,028)

Notes and accounts receivable, net	$3,175,407	$2,171,768

NOTE 6 - INVENTORIES

	September 30, 2009	December 31, 2008
	(Unaudited)

Work in process	$188,499	$109,163
Finished goods and other merchandises	1,616,341	2,130,116

	1,804,840	2,239,279
Less: Allowance for obsolete inventories and decline of market value	(248,313)	(306,126)

	$1,556,527	$1,933,153

NOTE 7 - OTHER RECEIVABLES

	September 30, 2009	December 31, 2008
	(Unaudited)
Other receivables - third parties:
Advances to staff	$91,003	$90,521
Other receivables	164,477	304,416

Sub-total	255,480	394,937
Other receivables - related parties	85,035	1,066
	$340,515	$396,003

NOTE 8 - PREPAYMENTS AND OTHER CURRENT ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)

Prepayments	$862,228	$467,414
Temporary payments	-	62
Others	9,405	8,141

	$871,633	$475,617

NOTE 9- PREPAYMENT OF LONG TERM INVESTMENTS

As of September 30, 2009, the Group has made the following prepaid investments: $87,884 in Tianjin Kid Castle Educational Investment Consulting Co., Ltd., $73,237 in Shanghai Putuo District Kid Castle Yin Cyun Language and Education Center in the PRC, and $574,935 and $981,093 in Chengdu Preschool and Nanchang Preschool, respectively, for refurbishment and equipment purchases.

NOTE 10- INTEREST IN ASSOCIATES

	September 30, 2009	December 31, 2008
	(Unaudited)

21st Century Kid Castle Language and Education Center (“Education Center”) (Note (i))
Investment cost	$109,855	$109,628
Share of loss	(9,768)	(42,696)

	$100,087	$66,932

Tianjin Kid Castle Educational Investment Consulting Co., Ltd. (“Tianjin Consulting”) (Note (ii))
Investment cost	$102,431	$102,319
Share of loss	(151,322)	(100,915)

(Note(ii)(A))	$(48,791)	$1,404

Total	$100,087	$68,336

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

For the nine months ended September 30, 2009 and 2008, the Group recognized investment income from Education Center of $32,985 and $50,097, respectively, accounted for using the equity method.

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

(A)	As of September 30, 2009, the Group’s share of Tianjin Consulting’s $151,322 loss exceeded the Groups’ investment cost of $102,431. The $48,791 difference has been reclassified as Other liabilities.

For the nine months ended September 30, 2009, the Group recognized an investment loss of $50,147 and an investment revenue of $5,119 for the nine months ended September 30, 2008, in Tianjin Consulting, accounted for using the equity method.

NOTE 11 - INTANGIBLE ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)

Gross carrying amount
Franchise	$1,044,030	$1,026,455
Copyrights	613,723	603,391
Goodwill	235,526	235,039

	1,893,279	1,864,885
Less: Accumulated amortization
Franchise	(991,829)	(898,148)
Copyrights	(583,036)	(527,967)
	(1,574,865)	(1,426,115)

Less: impairment of goodwill	(91,406)	(67,714)

	(91,406)	(67,714)

Net	$227,008	$371,056

Amortization charged to operations was $121,660 and $130,486 for the nine months ended September 30, 2009 and 2008, respectively, and the impairment of goodwill charged to operations was $44,947 and $43,946 for the nine months ended September 30, 2009 and 2008, respectively.

The estimated aggregate amortization expenses for each of the succeeding fiscal years are as follows:

2010	$41,444

$41,444

NOTE 12 - BANK BORROWINGS

	September 30, 2009	December 31, 2008
	(Unaudited)

Bank term loans (Note (i))	$495,800	$514,471
Mid-term secured bank loan (Note (ii))	1,166,075	1,312,376

	1,661,875	1,826,847
Less: Balances maturing within one year included in current liabilities
Bank term loans	114,210	76,946
Mid-term secured bank loan	1,166,075	165,933

	1,280,285	242,879

Bank borrowings maturing after one year	$381,590	$1,583,968

Note:

(i)
This line item represents bank loans that have been secured by a pledge of post-dated checks amounting to $649,547 and $755,824 that we have received from franchisees and the Group’s bank deposits of $9,949 and $2,839 as of September 30, 2009 and December 31, 2008, respectively, for the purpose of financing operations. The repayment dates of the loans coincided with the maturity dates of the corresponding pledged post-dated checks, which were extended on October 14, 2009 and will be due on September 30, 2010. The weighted average interest rate was 5.86% per annum as of September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, interest expense charged to operations in respect of bank loans was $15,827 and $25,134, respectively.

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

For the nine months ended September 30, 2009 and 2008, interest expense charged to operations amounted to $21,391 and $42,592, respectively.

NOTE 13 - RECEIPTS IN ADVANCE

The balance comprises:

	September 30, 2009	December 31, 2008
	(Unaudited)

Current liabilities:
Sales deposits received (Note (i))	$526,632	$277,823
Franchising income received (Note (ii))	836,763	1,480,947
Subscription fees received (Note (iii))	457,364	471,088
Related party	636	414
Others	80,018	75,708

	1,901,413	2,305,980

Long-term liabilities:
Franchising income received (Note (ii))	1,992,073	1,001,801

	$3,893,486	$3,307,781

Note:

(i)	The balance represents receipts in advance from customers for goods sold.

(ii)	The balance mainly represents franchising income received in advance which is attributable to the periods after the respective period end dates.

(iii)	The balance represents subscription fees received in advance for subscription of magazines published by the Group.

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

     The net periodic pension cost is as follows:

	Nine months ended September 30,
	2009	2008
	(Unaudited)
Service cost	$-	$-
Interest cost	11,916	9,684
Expected return on assets	(4,770)	(1,569)
Amortization of unrecognized loss	7,392	2,424

Net periodic pension cost	$14,538	$10,539

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

	Taiwan		PRC		Total		Corporate		Eliminations		Consolidated
	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Revenue
External revenue	$4,819,416	$5,193,759	$5,921,851	$4,941,408	$10,741,267	$10,135,167	$—	$—	$—	$—	$10,741,267	$10,135,167
Inter-segment revenue	—	—	—	—	—	—	—	—	—	—	—	—

	$4,819,416	$5,193,759	$5,921,851	$4,941,408	$10,741,267	$10,135,167	$—	$—	$—	$—	$10,741,267	$10,135,167

Profit from Operations	$583,820	$673,668	$1,171,944	$683,818	$1,755,764	$1,357,486	$(34,785)	$(111,307)	$—	$—	$1,720,979	$1,246,179

Capital expenditures	$154,604	$75,863	$1,000,262	$207,126	$1,154,866	$282,989	$—	$—	$—	$—	$1,154,866	$282,989

	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Total assets	$7,505,436	$6,840,662	$8,125,207	$5,305,329	$15,630,643	$12,145,991	$305,627	$2,860	$(398,045)	$(561,549)	$15,538,225	$11,587,302

NOTE 16 - COMMITMENT AND CONTINGENCIES

A. Lease Commitment

      As of September 30, 2009, the Company’s future minimum lease payments under a non-cancelable operating lease expiring in excess of one year are as follows:

Years ending December 31,
2010	$418,657
2011	389,369
2012	771,248
2013	562,411
Years 2014 to 2027	2,656,032

$4,797,717

B. Going concern

     The accompanying financial statements have been prepared assuming the Group will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 17 – SUBSEQUENT EVENTS

 None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. We do not intend to update these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, equity investments, income taxes, financing operations, pensions, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

      As of September 30, 2009, the balance of our amortizable intangible assets was $82,888, including franchise-related intangible assets of $52,201 and copyrights of $30,687. The amortizable intangible assets are amortized on a straight-line basis over estimated useful lives of 10 years, and the balance of goodwill was $144,120, which is tested for impairment on a recurring basis. In determining the useful lives and recoverability of the intangibles, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the assets, which may not represent the true fair value. If these estimates or their related assumptions change in the future, there may be significant impact on our results of operations in the period of the change incurred.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenues increased by $510,742, or 13%, to $4,581,323 for the three months ended September 30, 2009 from $4,070,581 for the three months ended September 30, 2008.  The increase in net operating revenue comprises the increase in the sales of goods of $391,561, of other operating revenue of $119,745, and decrease in franchising income of $564.

      Sales of goods. The increase in sales of goods, from $2,764,230 for the three months ended September 30, 2008 to $3,155,791 for the three months ended September 30, 2009 (a 14% increase), was mainly due to the increase in sales in PRC operations.

      Franchising income. The decrease in franchising income, from $562,381 for the three months ended September 30, 2008 to $561,787 for the three months ended September 30, 2009 (a 0.1% decrease), was mainly due to the difference in the exchange rates between the two periods.

      Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and tuition from schools controlled by us. Other operating revenue increased by $119,745, to $863,745 for the three months ended September 30, 2009 from $744,000 for the three months ended September 30, 2008. The increase was mainly due to operating revenue from schools controlled by us in the PRC.

      Gross Profit. Gross profit increased by $169,260, or 7%, to $2,530,204 for the three months ended September 30, 2009, from $2,360,944 for the three months ended September 30, 2008.  The increase was mainly due to the increase in sales of goods and other operating revenue from PRC operations.

      Total Operating Expenses. Total operating expenses decreased by $8,251, or 0.5%, to $1,518,107 for the three months ended September 30, 2009 from $1,526,358 for the three months ended September 30, 2008.  The decrease was principally due to the difference in the exchange rates between the two periods.

      Other Operating Expenses. Other operating expenses decreased by $8,990, or 0.5%, to $1,516,132 for the three months ended September 30, 2009, from $1,525,122 for the three months ended September 30, 2008, principally due to the difference in the exchange rates between the two periods.

      Interest Expenses, Net. Net interest expenses decreased by $12,213, or 57%, to $9,257 for the three months ended September 30, 2009 from $21,470 for the three months ended September 30, 2008, primarily due to the decrease of the borrowings during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

     Provision for Taxes. Provisions for taxes for the three months ended September 30, 2009 and 2008 were $135,127 and $15,893, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

     Total Net Operating Revenue. Total net operating revenue consists of sales of goods, franchising income and other operating revenue. Total net operating revenue increased by $606,100, or 6%, to $10,741,267 for the nine months ended September 30, 2009 from $10,135,167 for the nine months ended September 30, 2008. This was mainly due to the increase in sales of goods of $188,384 and other operating revenues of $487,197, decrease in franchising income of $69,481.

     Sales of goods. Sales of goods increased by $188,384, from $6,718,848 for the nine months ended September 30, 2008 to $6,907,232 for the nine months ended September 30, 2009.  The increase was mainly due to the increase in sales in PRC operations.

     Franchising income. The 4% decrease in franchising income, from $1,703,194 for the nine months ended September 30, 2008 to $1,633,713, for the nine months ended September 30, 2009, was mainly due to the decrease in franchising income in our Taiwan operations.

     Other operating revenue. Our other operating revenues represent revenues from other activities and services such as training of teachers, arranging for personal English language tutors, organizing field trips and educational fairs, fees for designing the school layout of our franchised schools, and school tuition. Other operating revenue increased by $487,197, or 28%, to $2,200,322 for the nine months ended September 30, 2009, from $1,713,125 for the nine months ended September 30, 2008. The increase was mainly due to revenue from schools controlled by us in the PRC.

     Gross Profit. Gross profit increased by $135,486, or 2%, to $5,953,597 for the nine months ended September 30, 2009, from $5,818,111 for the nine months ended September 30, 2008. The increase in Gross Profit was mainly due to the increase in sales of goods and other operating revenue from PRC operations the operating costs of schools controlled by us in the PRC.

     Total Operating Expenses. Total operating expenses decreased by $339,314 to $4,232,618 for the nine months ended September 30, 2009, from $4,571,932 for the nine months ended September 30, 2008, a 7% decrease. The decrease in total operating expenses was mainly due to decreases in expenditures to fund daily operations.

     Other Operating Expenses. Other operating expenses decreased by $339,410, or 7%, to $4,208,206 for the nine months ended September 30, 2009, from $4,547,616 for the nine months ended September 30, 2008. The decrease in operating expenses was mainly due to decreases in expenditures to fund daily operations.

     Interest Expense, Net. Net interest expenses decreased by $34,468, or 49%, to $35,746 for the nine months ended September 30, 2009 from $70,214 for the nine months ended September 30, 2008. The decrease in net interest expenses was mainly due to the decrease of interest rates during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. (See Note 12 to our Condensed Consolidated Financial Statements for more information.)

 Other Non-operating Income, Net. Net other non-operating income decreased by $44,838, or 26%, to $129,547 for the nine months ended September 30, 2009, from $174,385 for the nine months ended September 30, 2008. The decrease in net other non-operating income was mainly due to the difference in exchange rates between the two periods.

     Provision for Taxes. Provision for taxes for the nine months ended September 30, 2009 and 2008 were $247,984 and $75,258, respectively. These provisions for income taxes relate to income taxes resulting from our operations in Taiwan.

LIQUIDITY AND CAPITAL RESOURCES

     In June 2009, the Company issued 5,000,000 shares of common stock to our Chief Executive Officer and largest shareholder, Min-Tan Yang, for $900,000.  As of September 30, 2009, our principal sources of liquidity included cash and bank balances of $2,423,266, which increased $437,375 from the balance of $1,985,818 at December 31, 2008. The increase was mainly due to the capital injection of $900,000. The primary purpose of the capital injection was to finance the Company’s privatization plan, announced by the Company’s Report on Form 8-K filed with the Commission on June 18, 2009.  The privatization plan is pending review by the Commission of the Company’s preliminary Schedule 13E-3 and preliminary Information Statement on Schedule 14C, each filed with the Commission on June 18, 2009 and subsequently amended on September 9, 2009 and November 2, 2009.

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

     Net cash provided by operating activities was $2,328,973 and $1,596,135 during the nine months ended September 30, 2009 and 2008, respectively. The $732,838 increase was primarily due to (i) net income in the amount of 1,538,094 during the nine months ended September 30, 2009, compared to net income in the amount of $1,281,929 during the nine months ended September 30, 2008, and (ii) an increase of other payables in the amount of $464,305 during the nine months ended September 30, 2009, compared to an decrease of other payables in the amount of $334,131 during the nine months ended September 30, 2008,.

     Net cash used in investing activities was $2,488,559 during the nine months ended September 30, 2009, and net cash provided by investing activities was $93,443 during the nine months ended September 30, 2008. The $2,395,116 difference was primarily attributable to increase in cash used in the property and equipment purchase of $1,105,885 and the prepayment of long-term investments of $1,436,765 during the nine months ended September 30, 2009, compared to cash used in property and equipment purchases of $362,284 during the nine months ended September 30, 2008, for a net negative difference in cash of $2,180,366.

     Net cash provided by financing activities was $529,333 during the nine months ended September 30, 2009, and net cash used in financing activities was $1,092,113 during the nine months ended September 30, 2008. The $1,621,446 difference was primarily attributable to issuance of common stock for cash of $900,000.

Off-Balance Sheet Arrangements

     As of September 30, 2009, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Bank Borrowing

We currently utilize bank loans as one of our financing sources.  As of September 30, 2009 and 2008, the balances of bank borrowings, including current and non-current portions, were $1,661,875 and $1,826,847, respectively.

Pension Benefit

     As of July 1, 2005, the Group maintains two different retirement plans, according to the ROC Labor Standard Law, a non-contributory and funded defined contribution retirement plan (the “New Plan”) covering all regular employees of KCIT, our subsidiary in Taiwan, and the benefit retirement plan (the “Old Plan”) which commenced in September 2003, and only applies to the regular employees of KCIT who were employed prior to September 2005, as described in Note14 to our Condensed Consolidated Financial Statements. The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are $0 and $16,735, respectively. We also make defined contributions to a retirement benefits plan for our employees in the PRC in accordance with local regulations. The contributions made by us for the nine months ended September 30, 2009 and 2008 amounted to $55,290, and $41,865, respectively.

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

Interest rate exposure

We are exposed to fluctuating interest rates related to variable rate bank borrowings. In analyzing the effect of interest rate fluctuations based on the average balances of our outstanding bank borrowings for fiscal year 2009, we have projected that, if interest rates were to increase by one percent, the result would be an annual increase in our interest expense of $15,961. This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

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

Management has concluded, based on deficiencies noted by our auditors in past reviews, and other issues noted by management in its evaluation, that as of September 30, 2009 our disclosure controls and procedures are ineffective. Several quarters ago we began taking measures to improve our disclosure controls and procedures. We initiated the installment of a new Enterprise Resource Planning (“ERP”) system and engaged an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner. During the final phase of ERP system integration, certain difficulties have been encountered that have prevented the ERP system to be satisfactorily declared effective and independently operational by management. One cause of the delay was that the company hired to assist with our implementation of the new ERP system unexpectedly ceased its operation in September 2008. We are currently searching for the right consulting company to assist us with integration of the RRP system as well as provide on-going monitoring, guidance and supervisory support. Management anticipates that the new system will become fully operational in the fourth fiscal quarter 2010. The old system used by the Company will then be phased out.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risk facts emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may impact our business. There have not been any material changes during the quarter ended September 30, 2009 from the risk factors disclosed in the above-mentioned Form 10-K for the year ended December 31, 2008.

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

Dated: November 13, 2009

By:	/s/ Suang-Yi Pai
SUANG-YI PAI
CHIEF FINANCIAL OFFICER