Form 10-Q/A
period 2009-09-30
KID CASTLE EDUCATIONAL CORP
filed 2009-12-23
CIK 1049011

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
Yes ☐     No  ☒

As of November 30, 2009, there were 30,000,000 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE:

Kid Castle Educational Corporation (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q filed with the SEC on November 13, 2009 to amend the wording of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to precisely match the language set forth in Item 601(b)(31) of Regulation S-K.  As a result of this amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original report, have been re-executed and re-filed as of the date of this amendment.

This amendment does not reflect events occurring after the original report, or update these disclosures. Accordingly, this amendment should be read in conjunction with our filings with the SEC subsequent to the original filing.

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

Dated: December 22, 2009

By:	/s/ Suang-Yi Pai
SUANG-YI PAI
CHIEF FINANCIAL OFFICER