Form 10-K
period 2018-12-31
KID CASTLE EDUCATIONAL CORP
filed 2019-11-05
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-39629

KID CASTLE EDUCATIONAL

CORPORATION

(Exact name of registrant as specified in its Charter)

Delaware	59-2549529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Amapola Ave., Suite 200A
Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (1) 310-895-1839

8th Floor, No. 98 Min Chuan Road, Hsien Tien

Taipei, Taiwan ROC

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer . See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐       Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of December 31, 2018, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $54,915 using the average bid and ask price on that day of $0.0050.

As at November 1, 2019, the number of shares of common stock issued and outstanding was 120,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KID CASTLE EDUCATIONAL CORPORATION

FORM 10-K

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

ITEM 1	BUSINESS

When we use the terms “Kid Castle,” “KDCE,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Delaware corporation.

Corporate History

Kid Castle Educational Corporation (“KDCE”) was the result of a share exchange transaction, commonly referred to as a reverse merger, pursuant to which shareholders of an offshore operating company take control of a U.S. company that has no operations (commonly referred to as a shell company), and the offshore operating company becomes a subsidiary of the U.S. company. In KDCE case, the offshore company was Higoal Developments Ltd., which was the parent company of Kid Castle Internet Technologies Limited and Kid Castle Education Software Development Co. Limited, KDCE’s operating companies that run our English language instruction business. The U.S. or shell company, at the time of the share exchange, was King Ball International Technology Corporation.

The details of KDCE corporate history are as follows. KDCE was incorporated in Florida on July 19, 1985 as Omni Doors, Inc. From inception through June 30, 1998, our primary business was the assembly and distribution of industrial doors for sale to building contractors in the South Florida market. Until April 6, 1998, we were a wholly-owned subsidiary of Millennia, Inc., a publicly-owned Delaware corporation. On April 6, 1998, the Board of Directors of Millennia declared the payment of a stock dividend to Millennia’s stockholders. Millennia stockholders received one share of our common stock for each four shares of Millennia common stock. This distribution of approximately 570,000 shares of our company represented approximately 5% of the total issued and outstanding shares of our common stock.

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

On October 21, 2019, the company sold one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the company to Cannabinoid Biosciences, Inc., a California corporation. The issuance of the preferred shares to Cannabinoid Biosciences, Inc gave to Cannabinoid Biosciences, Inc, the controlling vote to control and dominate the affairs of the company.

Following the share sales to Cannabinoid Biosciences, Inc., the purchaser converted 70,000 of the preferred shares for 70,000,000 shares of the Company's current outstanding shares of common stock.  Following the change of control, all the former officers of company resigned their appointments and Mr. Frank I Igwealor was appointed as the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors effective October 23, 2019.  Furthermore, Mr. Igwealor, Dr. Solomon SK Mbagwu, MD, and Ms. Patience C Ogbozor were also nominated as new director of the Company.

This acquisition of control by Cannabinoid Biosciences, Inc. has transformed our business model going forward.   Cannabinoid Biosciences, Inc. (CBDZ) has stated its intention to direct the Company into the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet the specific needs financial products in form of asset-backed loans, business property mortgages and other financial products to qualified individuals/businesses in the legal-CBD businesses.

CBDZ intend to use the company to established CBD process control, protocols, and formulations standardization.  CBDZ intend to push the Company to step up and pioneer the process to standardize and reorganize this market, establish process control (benchmarks and protocols), and create formulation standards for the CBD industry. Through Kid Castle, CBDZ seeks to control the production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States. CBDZ’s goal is to bring standardization to the CBD industry, the same way that John D Rockefeller’s Standard Oil brought standardization to crude refining in the United States in the nineteenth century.  Our process standardization would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

Company Organization Chart

Where You Can Find More Information

We have restarted filing annual, quarterly, and special reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet from the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	PROPERTIES

The Company currently office space provided gratis by Cannabinoid Biosciences, Inc., located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501 as our corporate headquarters. The office space is not subject to a lease. As of the date of this Annual Report, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We currently do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 4, 1998, our common stock was approved for quotation on the NASD Over-the-Counter Bulletin Board (“OTCBB”) under the trading symbol “OMDO”. On June 28, 2002, the trading symbol was changed to “OMDR”. On August 22, 2002, the trading symbol was changed to “KDCE”. The high and low bid quotations for our common stock were as follows for the periods below (as reported by OTC Market Pink Sheet).

The quotations below reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions:

Fiscal Year Ended on December 31, 2018	High Bid	Low Bid
1 st Quarter	0.0050	0.0050
2 nd Quarter	0.0050	0.0050
3 rd Quarter	0.0100	0.0050
4 th Quarter	0.0050	0.0050

Fiscal Year Ended on December 31, 2017	High Bid	Low Bid
1 st Quarter	0.0050	0.0050
2 nd Quarter	0.0050	0.0050
3 rd Quarter	0.0050	0.0050
4 th Quarter	0.0050	0.0050

As of December 31, 2018, the Company had approximately 2,500 shareholders of record. The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

Recent Sale of Unregistered Securities; Use of Proceeds from Registered Securities

On October 21, 2019, the company sold one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the company to Cannabinoid Biosciences, Inc., a California corporation. The issuance of the preferred shares to Cannabinoid Biosciences, Inc will give to Cannabinoid Biosciences, Inc, the controlling vote to control and dominate the affairs of the company going forward.  The purchase was made pursuant to the exemption from registration including, but not limited to, Section 506 of Reg. D and Section 4.1.

Purchases of Equity Securities by Registrant and Affiliated Purchasers

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

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

General

KDCE was the result of a share exchange transaction, commonly referred to as a reverse merger, pursuant to which shareholders of an offshore operating company take control of a U.S. company that has no operations (commonly referred to as a shell company), and the offshore operating company becomes a subsidiary of the U.S. company. In KDCE case, the offshore company was Higoal Developments Ltd., which was the parent company of Kid Castle Internet Technologies Limited and Kid Castle Education Software Development Co. Limited, KDCE’s operating companies that run our English language instruction business. The U.S. or shell company, at the time of the share exchange, was King Ball International Technology Corporation.

On December 27, 2006 we established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info. Constitution Company Limited (“KCEI”) with registered total capital of Renmibi ("RMB") $1.2 million. As of December 31, 2008, KCEI has a total registered capital of RMB3,500,000.

On October 21, 2019, the company sold one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the company to Cannabinoid Biosciences, Inc., a California corporation. The issuance of the preferred shares to Cannabinoid Biosciences, Inc gave to Cannabinoid Biosciences, Inc, the controlling vote to control and dominate the affairs of the company.  Following the share sales to Cannabinoid Biosciences, Inc., the purchaser converted 70,000 of the preferred shares for 70,000,000 shares of the Company's current outstanding shares of common stock.  Following the change of control, all the former officers of company resigned their appointments and Mr. Frank I Igwealor was appointed as the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors effective October 23, 2019.  Furthermore, Mr. Igwealor, Dr. Solomon SK Mbagwu, MD, and Ms. Patience C Ogbozor were also nominated as new director of the Company.   As of the date of this filing, the Company has no current business operations.

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management's discussion and analysis of its financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  At each balance sheet date, management evaluates its estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had zero cash flows from operations for the twelve months ended December 31, 2018 and 2017.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

Recently Adopted Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability, on a discounted basis, and a right-of-use asset for substantially all leases, as well as additional disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an optional transition method of applying the new lease standard.

In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company determined that it has no leases subject to treatment under ASC 842-20-50-3.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. As we have no operations at this time that generate revenue, we determined that upon adoption of ASC 606 there were no adjustments converting from ASC 605 to ASC 606.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2018 and December 31, 2017, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2018 and December 31, 2017, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Loss Contingencies

Consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the balance sheet. If the Company determines that such an estimate cannot be made, the Company's policy is to disclose a demonstration of its attempt to estimate the loss or range of losses before concluding that an estimate cannot be made, and to disclose it in the notes to the financial statements under Contingent Liabilities.

Net Income (Loss) Per Common Share

We report net income (loss) per common share in accordance with ASC 260, “Earnings per Share.” This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Related Party Transactions

We follow ASC subtopic 850-10, “Related Party Transactions,” for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Results of Operations

Comparison of Fiscal Years 2018 and 2017

Our general and administrative expenses were $0.00 for the twelve months ended December 31, 2019, versus $0.00 for the same period in 2017.  We do not have enough information to recognize either revenue or expenses in the periods under review.

Liquidity and Capital Resources

Comparison of Fiscal Years 2018 and 2017

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended December 31, 2018, we reported a net loss of $0.00 and an accumulated deficit of $7,638,660 as of December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

Future financing of our operation depends largely on our controlling shareholder, Cannabinoid Biosciences, Inc, advancing most or all of our operating budget.

We have not established operations and will be dependent upon obtaining financing to pursue any future extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

Contractual Obligations

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including changes in certain interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. We have not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

This analysis does not take into consideration the effect of changes in the level of overall economic activity on interest rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The unaudited consolidated financial statements of Kid Castle including the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

KID CASTLE EDUCATIONAL CORPORATION

UNAUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2018 AND 2017

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

C O N T E N T S

PAGE

BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017	F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-4

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-6

NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017	F-7 – F-13

KID CASTLE EDUCATIONAL CORPORATION
BALANCE SHEETS UNAUDITED
As of December 31, 2018 and 2017

	DECEMBER 31,
	2018		2017
ASSETS
Current Assets
Cash and Cash Equivalents	$		$0
Total Current Assets		0	0

Total Assets		$0	$0

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts Payable		$0	$0
Accruals - Related Parties		0	0
Loans – Unrelated Parties		240,000	240,000

Total Current Liabilities		240,000	240,000

Total Liabilities		240,000	240,000

Shareholders' Deficit
Preferred Stock, $0.001 par value, 1,000,000 shares authorized, none issued or outstanding		—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized, 30,000,000 issued and outstanding		30,000	30,000
Additional Paid-In Capital		7,368,660	7,368,660
Accumulated Deficit		(7,638,660)	(7,638,660)

Total Shareholders' Deficit		(240,000)	(240,000)

Total Liabilities and Shareholders' Deficit		$—	$—

The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
Years Ended December 31, 2018 and 2017

	DECEMBER 31,
	2018	2017

REVENUE	$—	$—

EXPENSES

General and administrative expenses	0	0

Total Expenses	0	0

OPERATING LOSS	0	0

OTHER INCOME
Gain on settlement of liabilities	0	0

INCOME (LOSS) BEFORE TAXES	0	0

TAXES	—	—

NET INCOME (LOSS)	$0	$0

Net Income (Loss) per Common Share: Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding: Basic and Diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)
Years Ended December 31, 2018 and 2017

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	25,000,000	$2,500	$8,848,979	$(8,331,477)	$520,002
Net Income for 2008				838,969	838,969
Cumulative translation adjustment				(94,686)	(94,686)
Comprehensive income					744,283
Net loss not recognized as pension cost				(51,466)	(51,466)
Balance, December 31, 2008	25,000,000	2,500	8,848,979	(7,638,660)	1,212,819
Issuance of common stock for cash	5,000,000	500	899,500	—	900,000
September 2009 adjustment			(2,379,819)		(2,379,819)
Balance, December 31, 2018	30,000,000	$3,000	$7,368,660	$(7,638,660)	$(267,000)

The accompanying notes are an integral part of these unaudited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CASHFLOWS (UNAUDITED)
Years Ended December 31, 2018 and 2017

	DECEMBER 31,
	2018	2017

Cash Flows from Operating Activities:
Net Income (Loss)	$0	$0
Adjustments to reconcile net income (loss) to
net cash used in operating activities:

Net Cash Flows Used in Operating Activities	0	0

Net Cash Flows from Investing Activities	0	0

Net Cash Flows from Financing Activities

New Cash Flows from Financing Activities	0	0

Net Change in Cash:	0	0

Beginning cash:

Ending Cash:	$0	$0

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$0	$0
Shares issued to settle accruals - related parties	$0	$0

The accompanying notes are an integral part of these unaudited financial statements

KID CASTLE EDUCATIONAL CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We," "Us" or “Our’) is a publicly quoted company that used to provide children educational services in Taiwan, Republic of China.

KDCE was the result of a share exchange transaction, commonly referred to as a reverse merger, pursuant to which shareholders of an offshore operating company take control of a U.S. company that has no operations (commonly referred to as a shell company), and the offshore operating company becomes a subsidiary of the U.S. company. In KDCE case, the offshore company was Higoal Developments Ltd., which was the parent company of Kid Castle Internet Technologies Limited and Kid Castle Education Software Development Co. Limited, KDCE’s operating companies that run our English language instruction business. The U.S. or shell company, at the time of the share exchange, was King Ball International Technology Corporation.

On December 27, 2006 we established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info. Constitution Company Limited (“KCEI”) with registered total capital of Renmibi ("RMB") $1.2 million. As of December 31, 2008, KCEI has a total registered capital of RMB 3,500,000.

As further discussed below in Note 10. Subsequent Events below, On October 21, 2019, the company sold one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the company to Cannabinoid Biosciences, Inc., a California corporation. The issuance of the preferred shares to Cannabinoid Biosciences, Inc gave to Cannabinoid Biosciences, Inc, the controlling vote to control and dominate the affairs of the company.  Following the share sales to Cannabinoid Biosciences, Inc., the purchaser converted 70,000 of the preferred shares for 70,000,000 shares of the Company's current outstanding shares of common stock.  Following the change of control, all the former officers of company resigned their appointments and Mr. Frank I Igwealor was appointed as the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors effective October 23, 2019.  Furthermore, Mr. Igwealor, Dr. Solomon SK Mbagwu, MD, and Ms. Patience C Ogbozor were also nominated as new director of the Company.   As of the date of this filing, the Company has no current business operations.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended December 31, 2018, we reported zero income and an accumulated deficit of $7,638,660 as of December 31, 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The Company has elected a calendar year of December 31 year-end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2018 and 2017, we did not maintain any balance of cash equivalents.

Financial Instruments

The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amount of the our accounts payable and accruals, our accruals- related parties and loans – related parties approximate their fair values because of the short-term maturities of these instruments.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of accounts payable and accruals and our accruals- related parties. The carrying amount of the out accounts payable and accruals, accruals- related parties and loans – related parties approximates their fair values because of the short-term maturities of these instruments.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long term liabilities in the financial statements.

Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs providing further revenue recognition guidance (collectively, “Topic 606”). Topic 606 clarifies the principles for recognizing revenues and costs related to obtaining and fulfilling customer contracts, with the objective of improving financial reporting. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates are required under Topic 606 than were required under the prior generally accepted accounting principles of Topic 605, Revenue Recognition (“Topic 605”).

During the years ended December 31, 2018 or 2017, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur.  No advertising costs were incurred during the year ended December 31, 2018 or 2017.

Stock Based Compensation:

The cost of equity instruments issued to non-employees in return in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees” for goods and services is measured by the fair value of the goods or services received or the measurement date fair value of the equity instruments issued, whichever is the more readily determinable. Measurement date for non-employees is the earlier of performance commitment date or the completion of services. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued in accordance with ASC 718 “Compensation - Stock Compensation.”

Net Loss per Share Calculation:

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2018 or 2017.

Subsequent Events:

We have evaluated all transactions from December 31, 2018 through the date these financial statements were issued for subsequent event disclosure consideration. See Note 10. Subsequent Events.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

N/A

NOTE 5. ACCRUALS - RELATED PARTIES

N/A

NOTE 6. LOANS- RELATED PARTIES

N/A

NOTE 7. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for any of the periods presented in these financial statements because we have accumulated substantial operating losses since inception.  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2018 and 2017 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

Year ended December 31,
	2018	2017

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%

Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

Year ended December 31,
	2018	2017

Tax credit (expense) at statutory rate (26%)	$0	$0
Increase in valuation allowance	0)	0)

Net deferred tax assets	$—	$—

There was no change in valuation allowance for the years ended December 31, 2018 and 2017 respectively.

As of December 31, 2018, the Company had a federal net operating loss carryforward of approximately $7,638,660. The annual offset of this carryforward loss against any future taxable profits will be substantially limited under the provisions of Internal Revenue Code Section 381.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings the years ended December 31, 2018 and 2017, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We were not subject to any contractual obligations during the years ended December 31, 2018 and 2017.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2018, we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the years ended December 31, 2018 and 2017.

Common Stock

As of December 31, 2018, we were authorized to issue 100,000,000 shares of common stock with a par value of $0.0001.

Year ended December 31, 2018

As of December 31, 2018, we issued 30,000,000 shares of our common stock to more than 2,500 shareholders.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2018 and 2017.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2018 through the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required, other than as disclosed below.

On October 21, 2019, the company sold one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the company to Cannabinoid Biosciences, Inc., a California corporation. The issuance of the preferred shares to Cannabinoid Biosciences, Inc gave to Cannabinoid Biosciences, Inc, the controlling vote to control and dominate the affairs of the company.

Following the share sales to Cannabinoid Biosciences, Inc., the purchaser converted 70,000 of the preferred shares for 70,000,000 shares of the Company's current outstanding shares of common stock.  Following the change of control, all the former officers of company resigned their appointments and Mr. Frank I Igwealor was appointed as the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors effective October 23, 2019.  Furthermore, Mr. Igwealor, Dr. Solomon SK Mbagwu, MD, and Ms. Patience C Ogbozor were also nominated as new director of the Company.

Subsequent to the hiring of Mr. Frank I. Igwealor as our Chairman and CEO, a Sign-On Bonus of 10 million shares of the company’s common stocks.

This acquisition of control by Cannabinoid Biosciences, Inc. has transformed our business model going forward.   Cannabinoid Biosciences, Inc. (CBDZ) has stated its intention to direct the Company into the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet the specific needs financial products in form of asset-backed loans, business property mortgages and other financial products to qualified individuals/businesses in the legal-CBD businesses.

CBDZ intend to use the company to established CBD process control, protocols, and formulations standardization.  CBDZ intend to push the Company to step up and pioneer the process to standardize and reorganize this market, establish process control (benchmarks and protocols), and create formulation standards for the CBD industry. Through Kid Castle, CBDZ seeks to control the production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States. CBDZ’s goal is to bring standardization to the CBD industry, the same way that John D Rockefeller’s Standard Oil brought standardization to crude refining in the United States in the nineteenth century.  Our process standardization would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

As part of the control change transaction, Poverty Solutions Inc was assigned the Company’s $240,000 Convertible Note Payable outstanding, which is convertible at the discretion of the Note holder at $0.0001 but under no circumstances would converted shares of common stocks exceed 9.99% of total shares outstanding.  On October 24, 2019, the Note holder elected to convert the entire Note in exchange for 10 million shares of the Company’s common stock.

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

Based on its assessment, management concluded that as of December 31, 2018 our disclosure controls and procedures were ineffective. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting.  Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the second quarter of 2020.   The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

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

Pending the implementation of the ERP system, we shall implement additional controls to ensure that our internal controls over financial reporting are effective.  These controls include:

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

•	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	47	Chairman, Director and Chief Executive and Financial Officer	October 2019 to present
Mr. Patience Ogbozor	33	Director	October 2019 to present
Dr. Solomon KN Mbagwu	69	Director	October 2019 to present
Mr. Min-Tan Yang	53	Chief Executive Officer and Director	January 2005 to October 2019
Mr. Suang-Yi Pai	58	Chairman, Director and Acting Chief Financial Officer	January 2005 to October 2019

*Age as at December 31, 2018.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Statues.  Our officers are appointed by our board of directors and hold office until removed by the board of directors or until their resignation.

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2018 is as follows:

Frank Igwealor, CPA, CMA, JD, MBA, MSRM is a financial manager with broad technical and management experience in accounting, finance, and business advisory.  Mr. Igwealor is a Certified Financial Manager, Certified Management Accountant, and Certified Public Accountant.

Frank has an extensive freelance consulting experience for the cannabis industry.  As a CPA, CMA, CFM consultant, Frank have provided top-level financial reporting, Accounting, SEC Reporting, Business Valuation, Mergers & Acquisitions, GAAP/ IFRS Conversion, Pre IPO/RTO Prep, 280E Tax, and Biological Assets Valuation to more than 26 cannabis businesses across 21 states.  Frank have substantial experience with Section 280E of the Internal Revenue Code, having worked for/with investors in the cannabis industry and helped them analyze the COGS and Operating expenses of dispensaries.  Frank has been part of a team that shepherded both big and small cannabis investments through the required audit and conducted all the filings to take them public through IPO, DPO or RTO transactions. I have worked with single dispensaries with cultivation as well as ROLL-UP of multiple dispensaries that wanted to achieve revenue scale at debut on the exchanges.  Frank has been an important part of the team that successfully delivered on the following:

•         Helped Cannabis business owners and investors with top-level financial reporting for SEC and Canadian Securities Exchanges (CSE), and investor consumption.

•         Consolidated dispensaries and cultivations and shepherd the consolidated holding company through GAAP and IFRS audit and get them listed on the US and Canadian exchanges.

•         Prepared complete audit packages, which includes workpapers and all necessary documentation. Frank does not do audits or any attest work. This is as a result of Sarbanes-Oxley legislation which prohibits auditors from preparing financial statements or conducting any accounting work for their clients.

•         Help dispensaries and cultivation owners to set up standardized (best practice) accounting and financial reporting systems.

•         Frank continues to have ongoing consulting project for legal-cannabis businesses such as managing the filing of Form 10-K , 10-Q and the associated audit, or just assisting on a technical accounting question such as providing a journal entry for a specific transaction.

Ms. Patience C. Ogbozor, President and CEO: Ms. Ogbozor joined Cannabinoid Biosciences in May 2015 as a Finance Manager and became the President and CEO in November 2018.  Ms. Ogbozor is the Chief Executive Officer, Director and controlling shareholder of the Company. Prior to joining the company, Ms. Ogbozor was with New Haven Pharmacy, Abuja, from 2013 to 2015.

Dr. Solomon KN Mbagwu, Chairman:  Solomon KN Mbagwu, MD, is the Executive Chairman of Cannabinoid Biosciences, Inc.  Dr. Mbagwu joined the Company and was elected chairman of the Company’s board of directors in November 2018.  Dr. Mbagwu is a medical practitioner in Los Angeles, California.  In the last twenty four years, Dr. Mbagwu has owned and operated two medical clinics in South Los Angeles.  Prior to starting and running his own clinics, Dr. Mbagwu has over ten years of experience in community healthcare management; delivering babies and performing numerous obstetrical and gynecological surgeries while working at Centinela Hospital in Inglewood and other community health centers across Los Angeles County.   Dr. Mbagwu graduated from the University Of California, San Francisco, School Of Medicine in 1979.  Since finishing his residency at King Drew Medical Center, Los Angeles, in 1983, Dr. Mbagwu has actively practiced medicine in Los Angeles County.  Dr. Mbagwu is certified by the Board of Obstetrics and Gynecology since 1988.

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

Except for Patience and Frank who have spousal relationship, none of our directors are related to any of our other directors and none have any pending legal claims or litigation against them.

Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Company intends to establish a compensation committee of the board of directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Security Holders Recommendations to Board of Directors

We do not currently have a process for security holders to send communications to the board of directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to the Company at our executive offices.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•

Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•

Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

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

Compensation Discussion and Analysis

Compensation Committee Interlocks and Insider Participation

As the Board of Directors does not have a Compensation Committee, the independent directors of the Board oversee the Company’s executive compensation program. We currently do not have independent directors on our Board.  Compensation for the CEO and the CFO is approved by the Independent Directors of the Board or the general Board. Compensation for other executive officers and senior management is determined by the CEO and CFO pursuant to the Board of Directors delegating to the CEO and CFO authority to do so.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2018, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Min-Tan Yang	2018	0	—	—	—	—	—	0	(i)	0
Chief Executive Officer	2017	0	—	—	—	—	—	0	(ii)	0
	2016

Mr. Suang-Yi Pai	2018	0	—	—	—	—	—	0	(iii)	0
Chief Financial Officer	2017	0	—	—	—	—	—	—		0
and Chairman	2016	0	—	—	—	—	—	—		0

Mrs. Chin-Chen Huang	2018	0	—	—	—	—	—	0	(iv)	0
President of Shanghai	2017	0	—	—	—	—	—	0	(v)	0
operation	2016	0	—	—	—	—	—	0	(vi)	0

Mr. Frank I Igwealor	2018	0	—	—	—	—	—	0	(iv)	0
Chair, CEO, CFO	2017	0	—	—	—	—	—	0	(v)	0
	2016	0	—	—	—	—	—	0	(vi)	0

Notes:

(i)

(ii)

(iii)

(iv)

(v)

(vi)

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2018. The Company has never granted any stock options.

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

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)
Mr. Suang-Yi Pai /No. 1-3, Alley 80, Lane Kuan-Yin Huatan Shiang Chang Hua, Taiwan R.O.C.	4,841,377	16.14
Mr. Min-Tang Yang / 3F, No. 10, Lane 31, Chelutou St., Sanchong City, Taipei County 241, Taiwan, R.O.C.	9,175,538	30.59
Mr. Ming-Tsung, Shih / No. 29 Yongdong Street Yushun Villiage, Lukang Township Chang Hua, Taiwan, R.O.C.	—	—
Mr. Robert Theng / No. 3 Alley 21 Lane 36 Chieh Shou S. Rd. Changhua 500, Taiwan, R.O.C.	—	—
Mr. Ping-Hsiung Wang / 11F., No.34, Lane 126, Sec. 1, Xuefu Rd., Tucheng City, Taipei County 236, Taiwan, R.O.C.	—	—
All officers and directors as a Group (5 persons)	14,016,915	46.72

Notes:

(1) Based on 30,000,000 shares of common stock outstanding as at December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  None

Policy and Procedures with Respect to Related Person Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

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

37

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit fees	$0	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

Audit-Related Fees

No audit-related fees were incurred in 2018 or 2017.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for products and services provided by our principal independent accountants was $0.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all audit and non-audit services performed by the Company's auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Incorporated by Reference from Document	Exhibit No. in Referenced Document
3.1	Articles of Incorporation	Form 10-K filed March 8, 2007	3.1

3.2	Bylaws	Form 10-Q/A filed August 17, 2004	3.1

10.1	Complete translation of approval notification from Chang Hwa Bank Co., Ltd., for loan extension on October 18, 2007	Form 10-K filed March 31, 2008	10.1

10.2	Guarantee Agreement by and among Chang Hwa Bank Co., Ltd., Kid Castle Internet Technology Corporation (Borrower), Min-Tan Yang (Guarantor) and Suang-Yi Pai (Guarantor) on April 13, 2006	Form 10-K filed March 31, 2008	10.2

10.3	Acknowledgement of Loan, Loan Agreement by and between First Sino Bank and Kid Castle Educational Software Development Co., Ltd and guarantee by Kid Castle Internet Technology Corporation (Guarantor) and Min-Tan Yang (Guarantor) on April 20, 2007	Form 10-K filed March 31, 2008	10.3

10.4	Acknowledgement of Loan, loan Agreement by and between Union Bank of Taiwan and Kid Castle Internet Technology Corporation and guarantee by Min-Tan Yang (Guarantor) and Suang-Yi Pai (Guarantor) on November 26, 2007	Form 10-K filed March 31, 2008	10.4

10.5	Equity Transfer Agreement, by and between Sichuan Province Education Institutional Service Center (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on June, 30, 2007	Form 10-K filed March 31, 2008	10.5

10.6	Equity Transfer Agreement, by and between LANBEISI Education & Culture Industrial Co., Ltd (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on May 10, 2007	Form 10-K filed March 31, 2008	10.6

10.7	Equity Transfer Agreement, by and among Ai-Tung Sun ( Transferor ), Ying-Ji Lu (Transferor), Shanghai Kid Castle Educational Info Constitution Co., Ltd ( Transferee ) and Kid Castle Educational Software Development Co., Ltd (Transferee) on April 2, 2007	Form 10-K filed March 31, 2008	10.7

10.8	Equity Transfer Agreement, by and between Hsin-Pei Sheng (Transferor) and Shanghai Kid Castle Educational Info Constitution Co., Ltd (Transferee) on June 1, 2007	Form 10-K filed March 31, 2008	10.8

14	Code of Ethics	Form 10-K filed April 15, 2005	14

21	Subsidiaries of the Company	Form 10-KSB filed March 30, 2004	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2019	KID CASTLE EDUCATIONAL CORPORATION

	By:	/s/ Frank I Igwealor
		Name:	Frank I Igwealor
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor Frank I Igwealor	Chief Executive Officer, Chief Financial Officer, President, Director	November 1, 2019
(Principal Executive Officer) (Principal Financial Officer)

Exhibit 31.1

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2018 of Kid Castle Educational Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. As the registrant’s certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. As the registrant’s certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Executive Officer

Date: November 1, 2019

Exhibit 31.2

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2018 for Kid Castle Educational Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. As the registrant’s other certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. As the registrant’s certifying officer I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Financial Officer

Date: November 1, 2019

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Kid Castle Educational Corporation (the “Company”) for the year ending April 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frank I Igwealor, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 1, 2019	By: /s/ Frank I Igwealor
Frank I Igwealor
Chief Executive Officer, Chief Financial Officer

This certification accompanies each Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.