Form 10-K
period 2019-12-31
KID CASTLE EDUCATIONAL CORP
filed 2020-06-15
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐   No ☒

As of December 31, 2019, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $743,905.92 using the average of the stock’s closing price between October 1, to December 31, 2019, which was $0.32 multiplied by 2,324.706 shares.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held as of December 31, 2019.

As at December 31, 2019, the number of shares of common stock issued and outstanding was 922,324,706.

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

Use of Market and Industry Data

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Trademarks, Service Marks and Trade Names

This Annual Report contains references to our trademarks, service marks and trade names and to trademarks, service marks and trade names belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names, service marks or trademarks or any artists’ or other individuals’ names to imply a relationship with, or endorsement or sponsorship of us by, any other companies or persons.

PART I

ITEM 1	BUSINESS

When we use the terms “Kid Castle,” “KDCE,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Delaware corporation.

Kid Castle operates and manages a portfolio of biopharmaceutical and agricultural assets and operations with a focus of building a "pure-play" CBD operation that is vertically integrated and "2018 Farm Bill" compliant in the United States of America. Kid Castle seeks to revolutionize and standardize the pharmaceuticals and non-pharmaceutical CBD products formulation and applications across the CBD market in the United States of America.

The current structure of the Company resulted from a purchase of voting control of the Company by Cannabinoid Biosciences, Inc. (CBDZ), which CBDZ spun out to its shareholders prior to becoming an operating subsidiary of Kid Castle.

Prior to the above mentioned change of control transaction, Kid Castle used to be a Florida corporation until the company voluntarily dissolved its Florida registration with intention to simultaneously incorporate in Delaware and convert into a Delaware corporation.  Although the company immediately finalized its registration effort to convert into a Delaware Corporation, the company’s registered agent who was supposed to submit the registration package to the Delaware Secretary of State for certification, failed to make a timely submission.  Later in January 2019, when the company realized that the Delaware incorporation/registration package/process was never submitted to the Delaware Secretary of State nor completed in any other way or form, the Company went ahead and resubmitted the required registration package and was then formally re-incorporated in Delaware and convert into a Delaware corporation.   Thus, the company was formally incorporated in Delaware and converted into a Delaware Corporation in January 2019.

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

This acquisition of control by Cannabinoid Biosciences, Inc. has transformed our business model going forward.   Cannabinoid Biosciences, Inc. (CBDZ) has stated its intention to direct the Company into the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet the specific needs medical products in form of asset-backed loans, business property mortgages and other medical products to qualified individuals/businesses in the legal-CBD businesses.

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

Trademarks

We do not own any trademark or patents as of December 31, 2019 and 2018.

Employees

As of December 31, 2019, Cannabinoid Biosciences, Inc., an operating subsidiary of the Company’s employees comprised six (6) employees who managed the affairs of the parent corporation and the operations of the subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before making a decision to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, results of operations and financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

Substantial doubt exists about our ability to continue our business as a going concern.

We believe our current capital is insufficient to develop our business, execute our business strategy, and satisfy our near-term working capital requirements. If we fail to raise sufficient capital, we will likely need to raise additional financing in order to continue to implement our business model.  If such funds are not available to us, we may be forced to curtail or cease our activities, which would likely result in the loss to our investors of all or a substantial portion of their investment. These conditions create uncertainty as to our ability to continue as a going concern.

Our financial statements appearing elsewhere in this Filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital as required. The Company has Accumulated Deficit of $7,795,312 and $7,651,368 as at the end of the periods December 31, 2019 and 2018 respectively.

We have limited operating history on which to judge our business prospects and management.

The main operating subsidiary of the Company was incorporated on May 6, 2014 and has not conducted any major operations since then. The Company was incorporated pursuant to the simultaneous filing of the Company’s certificate of incorporation, as filed and stamped by the California Secretary of State on May 6, 2014.  Accordingly, we have virtually limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that the Company will achieve or sustain profitability. Future operating results will depend upon many factors, including our success in attracting and retaining motivated and qualified personnel, our ability to establish short term credit lines or obtain financing from other sources, our ability to develop and market new products, control costs, and general economic conditions. We cannot assure you that the Company will successfully address any of these risks.

Our continuing as a going concern depends upon financing.

If we are not able to raise additional capital, we will be unable to operate our business or continue as a going concern. In additional, if we do not raise sufficient capital and we continue to experience pre-operating losses, there will most likely be substantial doubt as to our ability to continue as a going concern. Revenue operations have scarcely commenced because we have not raised the necessary capital to acquire the facilities needed for our biopharmaceutical research and development operations.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our products, or continue our development programs.

We expect to significantly increase our spending to advance our financing products and services. We will require additional capital for the further promotion of our products, as well as to fund our other operating expenses and capital expenditures. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our operations. We may also seek collaborators for the products at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects. Our future capital requirements will depend on many factors, including:

•	The time and costs involved in obtaining regulatory approvals for our biopharma product candidates, if any;
•	Our plans to establish sales, marketing and/or manufacturing capabilities;
•	The effect of competing medical products, technological and market developments;
•	The terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	Our revenues, if any, from our operations.

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage of ownership of the then-existing shareholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing shareholders. Additionally, future sales of a substantial number of shares of our Common Stock, or other equity-related securities in the public market could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our Common Stock, or other equity-related securities would have on the market price of our Common Stock at any given time.

We will need but may be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities and in the future, we expect to rely on the proceeds from future debt and/or equity financings, and we hope to rely on revenues generated from operations to fund all of the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financings may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the Common Stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding. However, there can be no assurance that the Company will be able to generate any investor interest in its securities. If we do not obtain additional financing, our business will never commence, in which case you would likely lose the entirety of your investment in us.

We are at an early stage of development as a company and currently have no source of revenue and may never become profitable.

We are a development-stage technology company that has little to no operation since inception in 2014. As a recently formed development-stage company, we are subject to all of the risks and uncertainties of a new business, including the risk that we may never develop, complete development or market any of our products or services and we may never generate product or services related revenues. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations. Furthermore, our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurances that we will operate profitably.

We rely on our management team, which has limited experience working together.

We depend on a small number of executive officers and other members of management to work effectively as a team, to execute our business strategy and business plan, and to manage employees and consultants.

We have no long-term employment agreements in place with our executive officers.

As of the date of this Filing we only have unwritten short-term, interim employment arrangements with our senior executive officers that expire on December 31, 2020. We are currently negotiating compensation packages and the terms of formal employment agreements with our executive officers and we anticipate the any such employment agreement entered into with our executive officers will be on terms no less favorable to our executive officers than the terms of their respective interim arrangement. There is a risk that the Company and any one or more of our executive officers will not reach an agreement with respect to their employment agreements, in part because we expect their compensation packages will be comprised of cash compensation, equity compensation (e.g. stock options, warrants or stock grants), as well as standard benefits and other terms customary for executive officers of similar experience and tenure. Although we intend to finalize negotiations with respect to these employment agreements with each of our executive officers in the near future, if we fail to reach mutually satisfactory agreements in this regard, any one or more of such persons may terminate their association with the Company. Additionally, we are also highly dependent on certain consultants and service providers, including our development partners and our marketing and advertising service providers, some of which are affiliates of the Company and our officers and directors. The loss of any one or more of these experienced executives, consultants, service providers and/or development partners would have a material and adverse effect on our Company and our business prospects. See “Certain Relationships and Related Party Transactions” and“ Directors, Executive Officers and Corporate Governance”.

Our ability to succeed depends on our ability to grow our business and achieve profitability.

We may not be successful in executing our development and/or growth strategy, and even if we are successful in the development and commercialization of services and achieve targeted growth, we may not be able to achieve or sustain profitability. Failure to successfully execute any material part of our development strategy or growth strategy would significantly impair our future growth and our ability to attract and sustain investments in our business.

Raising additional capital by issuing additional securities may cause dilution to our current and future shareholders.

We will need to, or desire to, raise substantial additional capital in the future. Our future capital requirements will depend on many factors, including, among others:

•	Our degree of success in selling our medical products and related services;
•	The costs of establishing or acquiring sales, and marketing for our services;
•	The extent to which we acquire or invest in businesses, products, or technologies, and other strategic relationships; and
•	The costs of financing unanticipated working capital requirements and responding to competitive pressures.

If we raise additional funds by issuing equity or convertible debt securities, we will reduce the percentage of ownership of the then-existing shareholders, and the holders of those newly-issued equity or convertible debt securities may have rights, preferences, or privileges senior to those possessed by our then-existing shareholders. Additionally, future sales of a substantial number of shares of our Common Stock, or other equity-related securities in the public market could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our Common Stock, or other equity-related securities would have on the market price of our Common Stock at any given time.

Risks of borrowing.

As of the date of this Filing, we have incurred certain debt obligations to Poverty Solutions, Inc., and to vendors and service providers in the ordinary course of our business. While we don’t intend to incur any additional debt from the equity commitments, should we obtain secure bank debt in the future, possible risks could arise. If we incur additional indebtedness, a portion of our future revenues will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair our operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to our rights. A judgment creditor would have the right to foreclose on any of our assets resulting in a material adverse effect on our business, ability to generate revenue, operating results or financial condition.

Unanticipated obstacles to execution of our business plan.

Our business plan may change significantly. Many of our potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Our Board of Directors believes that the chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of our principals and advisors. Our Board of Directors reserves the right to make significant modifications to our stated strategies depending on future events.

Risks of operations.

Our future operating results may be volatile, difficult to predict and may fluctuate significantly in the future due to a variety of factors, many of which may be outside of our control. Due to the nature of our target market, we may be unable to accurately forecast our future revenues and operating results. Furthermore, our failure to generate revenues would prevent us from achieving and maintaining profitability. There are no assurances that we can generate significant revenue or achieve profitability. We anticipate having a sizeable amount of fixed expenses, and we expect to incur losses due to the execution of our business strategy, continued development efforts and related expenses. As a result, we will need to generate significant revenues while containing costs and operating expenses if we are to achieve profitability. We cannot be certain that we will ever achieve sufficient revenue levels to achieve profitability.

New venture.

We were recently formed, and therefore have no financial or operating history. We have little operating revenue and require borrowing to commence the marketing of our Medical products and services, hire and train staff, secure adequate office facilities, and commence operations. The likelihood of our success must be considered in light of the problems, delays, risks, expenses and difficulties frequently encountered in connection with the establishment of any new enterprise, many of which may be beyond our control. We are subject to all of the risks inherent in the creation of a new enterprise and the competitive environment in which we will operate. We cannot provide any assurances that we will be successful in addressing these risks or achieving our objectives.

Minimal employees or infrastructure.

We currently only have a small number of employees and are in the process of establishing our human resources procedures, policies, process and registrations, which are not yet complete. We also have minimal operational infrastructure and no prior operating history. We intent to rely on our management team, our advisors, third-party consultants, third-party developers, service providers, technology partners, outside attorneys, advisors, accountants, auditors, and other administrators. The loss of services of any of such personnel may have a material adverse effect on our business and operations and there can be no assurance that if any or all of such personnel were to become unavailable, that qualified successors can be found, on acceptable terms.

Limitation on remedies; indemnification.

Our Certificate of Incorporation, as amended from time to time, provides that officers, directors, employees and other agents and their affiliates shall only be liable to the Company and its shareholders for losses, judgments, liabilities and expenses that result from the fraud or other breach of fiduciary obligations. Additionally, we intend to enter into corporate indemnification agreements with each of our officers and directors consistent with industry practice. Thus, certain alleged errors or omissions might not be actionable by the Company. Our governing instruments also provide that, under the broadest circumstances allowed under law, we must indemnify its officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with the Company, including liabilities under applicable securities laws.

No dividends or return of profits.

We have not begun operations beyond planning company activities and the commencement of the deployment of our medical products and services; however, no such deployment is expected to be made until after obtain funding. Accordingly, we have not had any profits from our limited operations to date. We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our operations. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Force Majeure.

Our business is uniquely susceptible to unforeseen delays or failures that are caused by forces of nature and related circumstances. These factors are outside and beyond our control. The delay or failure to commence the deployment of our medical products and services may be due to any act of God, fire, war, terrorism, flood, strike, labor dispute, disaster, transportation or laboratory difficulties or any similar or dissimilar event beyond our control. We will not be held liable to any shareholder in the event of any such failure.

We may incur substantial operating and net losses due to substantial expenditures.

We intend to expend money on our operating expenses and capital expenditures in order to commence the deployment of our medical products and services and expand our market presence. We may incur substantial operating and net losses in the foreseeable future. There can be no assurance that we will achieve or sustain profitability or positive cash flow from our operations.

We may not be able to carry out our proposed plan of operations.

Our proposed plan of operation and prospects will depend largely upon our ability to successfully establish a noticeable presence in the legal-cannabis industry on a timely fashion, retain and continue to hire skilled management, technical, marketing and other personnel; and attract and retain significant numbers of quality business partners. We have limited experience in the deployment of our medical products and services and there is limited information available concerning the potential performance or market acceptance of our medical products and there can be no assurance that we will be able to successfully implement our business plan or develop or maintain future business relationships, or that unanticipated expenses, problems or technical difficulties which would result in material delays in implementation will not occur.

We may not be able to manage our growth effectively.

Our growth is expected to place, a significant strain on our managerial, operational and financial resources. As the number of our clients, partners and other business partners grows, we must increasingly manage multiple relationships with various customers, strategic partners and other third parties. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Our future operating results will also depend on our ability to expand sales and marketing commensurate with the growth of our business and the legal-cannabis industry. If we are unable to manage growth effectively, our business, results of operations and financial condition will be adversely affected.

 Risks Relating to Biopharmaceutical Industry

We are a specialty pharmaceutical company with a limited operating history, and it is difficult for potential investors to evaluate our business.

We are a specialty pharmaceutical company founded in May 2014 and have not commenced revenue-producing operations. To date, our operations have consisted of the preliminary formulation, testing and development of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our initial product candidates or our prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Further, biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk, and is a capital-intensive business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours.  Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

●	successfully implement or execute our current business plan, or develop a business plan that is sound;

●	successfully complete clinical trials and obtain regulatory approval for the marketing of our product candidates;

●	successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;

●	secure market exclusivity or adequate intellectual property protection for our product candidates;

●	attract and retain an experienced management and advisory team; or

●	raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and commercialization for our product candidates.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend entirely on the success of our product candidates, which have not yet demonstrated efficacy for their target or any other indications. If we are unable to generate revenues from our product candidates, our ability to create stockholder value will be limited.

We have not submitted any product candidate to FDA for approval.  Our product candidates have not yet entered the early stages of development and as of the date of this prospectus we do not generate revenues from any FDA approved drug products. We are required to submit our product candidates for clinical trials. We must submit our clinical trial protocols to FDA and receive approvals from the FDA and international regulatory authorities before we commence any clinical trials. We may not be successful in obtaining acceptance from the FDA or comparable foreign regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials, when we submit one, will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidate and our ability to generate revenue will be limited.

Once we commence operations, we must successfully complete clinical trials for our product candidates before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure marketing approval. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our initial clinical trials are successful, we would be required to conduct additional clinical trials to establish our product candidates’ safety and efficacy, before an NDA or Biologics License Application, or BLA, or their foreign equivalents can be filed with the FDA or comparable foreign regulatory authorities for marketing approval of our product candidates.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We would not be permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. As of the date of this prospectus, no NDA has been submitted to the FDA for any product candidate, and there can be no assurance that we would be able to submit an NDA in the future or that the NDA would be approved by the FDA. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, or if adequate demand for our product candidates is not generated, our business will be materially adversely affected.

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of toxicology studies may not support the filing of an IND for our product candidates;

●	the FDA or comparable foreign regulatory authorities or Institutional Review Boards, or IRB, may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our product candidates’ safety and efficacy;

●

the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency, or EMA, or other regulatory agencies for marketing approval;

●	the dosing of our product candidates in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our product candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

●

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Failure to obtain regulatory approval for our product candidates for the foregoing, or any other reasons, will prevent us from commercializing our product candidates, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of the clinical trials we intend to conduct in the future or that such trials will be successful. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of our product candidates.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have existing competitors and potential new competitors in a number of jurisdictions, many of which have or will have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make any of our product candidates obsolete or uneconomical. In addition, mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors, potentially reducing or eliminating our commercial opportunity. Furthermore, such potential competitors may enter the market before us, and their products may be designed to circumvent our granted patents and pending patent applications. They may also challenge, narrow or invalidate our granted patents or our patent applications, and such patents and patent applications may fail to provide adequate protection for our product candidates. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to our product candidates. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

Current and future legislation may increase the difficulty and cost for us to file NDA with the FDA and to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our product candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The policies of the FDA or similar regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, was signed into law. The 21st Century Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation, but it has not yet been fully implemented and its ultimate implementation is unclear. Furthermore, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

The Company’s forecasts are highly speculative in nature and it cannot predict results with a high degree of accuracy.

Any financial projections, especially those based on ventures with minimal operating history, are inherently subject to a high degree of uncertainty, and their ultimate achievement depends on the timing and occurrence of a complex series of future events, both internal and external to the enterprise. There can be no assurance that potential revenues or expenses the Company projects will, in fact, be received or incurred.

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge, and experience of our personnel, our consultants, and advisors. We rely in part on trade secrets to operate our businesses successfully. However, trade secrets are difficult to protect. We try to protect our trade secrets by entering into confidentiality or non-disclosure agreements with certain partners, employees, consultants, and other advisors. These agreements generally require that the receiving party keep confidential, and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us.

The confidentiality, non-disclosure, and other similar agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming, and the outcome would be unpredictable. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Because we do not currently have an audit committee, compensation committee or any other form of corporate governance committee, shareholders will have to rely on our directors, none of whom is independent, to perform these functions.

We do not have an audit committee, compensation committee or any form of corporate governance committees comprised of an independent director. The Board performs these functions as a whole and no members of the Board are an independent director. Our Board has recently passed a resolution and is in the process of establishing certain committees, including an audit and compliance committee, a finance committee, a hiring and compensation committee and an executive committee, and plans to implement additional corporate governance controls. However, until such committees and controls are formally established, there is a significant risk that certain members of the Board of Directors, executive management and/or our controlling shareholder could thwart such plans and prevent such committees and controls from being implemented. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

General securities investment risks.

All investments in securities involve the risk of loss of capital. No guarantee or representation is made that an investor will receive a return of its capital. The value of our Common Stock can be adversely affected by a variety of factors, including development problems, regulatory issues, technical issues, commercial challenges, competition, legislation, government intervention, industry developments and trends, and general business and economic conditions.

Our strategic investments, if any are pursued by the Company, may result in losses.

We may elect periodically to make strategic investments in various public and private companies with businesses or technologies that may complement our business. The market values of these strategic investments may fluctuate due to market conditions and other conditions over which we have no control. Other-than-temporary declines in the market price and valuations of the securities that we hold in other companies would require us to record losses related to our investment. This could result in future charges to our earnings. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

A sale of a substantial number of shares of the Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our Common Stock in the public market, including shares issued in connection with the exercise of outstanding options or warrants, the market price of our Common Stock could fall. Sales of a substantial number of shares of our Common Stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business. The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the Common Stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our Common Stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of a company’s securities. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our development programs;
•	any intellectual property infringement lawsuit in which we may become involved;
•	regulatory developments affecting our App and related services; and
•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our Common Stock to fluctuate substantially.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or those of our other stockholders.

As of the date of this Filing, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, substantially all of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Our ability to use our net operating loss carry forwards may be subject to limitation.

Generally, a change of more than fifty percent (50%) in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us.

Our bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of our officers and/or directors.

Our Bylaws and applicable California law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recover. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of our Company pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer, or controlling person of our Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Our Common Stock may be traded on a closed trading system with limited volume and liquidity.

Our Common Stock may not be freely quoted for trading on any stock exchange or through any other traditional trading platform. Our Common Stock may be issued, available for purchase and may be traded exclusively on a specific trading system that is registered with the SEC as an alternative trading system (an “ATS”). We do not currently have any plans to trade our Common Stock on a specific ATS. Any disruption to the operations of an ATS or a broker-dealer's customer interface with an ATS would materially disrupt trading in, or potentially result in a complete halt in the trading of, our Common Stock. Because our Common Stock may be traded exclusively on a closed trading system, it is a possibility that there will be a limited number of holders of our Common Stock. In addition, an ATS is likely to experience limited trading volume with a relatively small number of securities trading on the ATS platform as compared to securities trading on traditional securities exchanges or trading platforms. As a result, this novel trading system may have limited liquidity, resulting in a lower or higher price or greater volatility than would be the case with greater liquidity. You may not be able to resell your Common Stock s on a timely basis or at all.

The number of securities traded on an ATS may be very small, making the market price more easily manipulated.

While we understand that many ATS platforms have adopted policies and procedures such that security holders are not free to manipulate the trading price of securities contrary to applicable law, and while the risk of market manipulation exists in connection with the trading of any securities, the risk may be greater for our Common Stock because the ATS we choose may be a closed system that does not have the same breadth of market and liquidity as the national market system. There can be no assurance that the efforts by an ATS to prevent such behavior will be sufficient to prevent such market manipulation.

An ATS is not a stock exchange and has limited quoting requirements for issuers or for the securities traded.

Unlike the more expansive listing requirements, policies and procedures of the Nasdaq Global Market and other trading platforms, there are no minimum price requirements and limited listing requirements for securities to be traded on an ATS. As a result, trades of our Common Stock on an ATS may not be at prices that represent the national best bid or offer prices of securities that could be considered similar securities.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will incur significant legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also will incur costs associated with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect the rules and regulations associated with being a public company to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept constraints on policy limits and coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our consolidated financial statements and our business.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our Common Stock could be negatively affected.

Any trading market for our Common Stock will be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our Common Stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage or us, the market price and market trading volume of our Common Stock could be negatively affected.

Risks Related to Discovery, Development, Regulatory Approval and Commercialization of Cures and Novel Therapeutics From Proprietary Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids Product

Clinical trials for our product candidates are expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations

Once our main operating subsidiary, Cannabinoid Biosciences, Inc. reaches the stage to start research, development and Commercialization of Cures and Novel Therapeutics from proprietary Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids Product, we would be involved in clinical trials.  Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory agencies may analyze or interpret the results differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. In addition, we, the FDA or other regulatory authorities, including state and local authorities, or an Institutional Review Board, may suspend, delay or terminate our clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, require a change to our development plans such that we conduct clinical trials for a product candidate in a different order  or the DEA could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including:

•         delays in obtaining regulatory authorization to commence a trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

•         DEA-related recordkeeping, reporting or security violations at a clinical site, leading the DEA or state authorities to suspend or revoke the site’s controlled substance license and causing a delay or termination of planned or ongoing trials;

•         changes in applicable regulatory policies and regulation, including changes to requirements imposed on the extent, nature or timing of studies;

•         delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

•         failure of our contract research organizations, or CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

•         failure by our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for controlled substances;

•         regulatory concerns with cannabinoid products generally and the potential for abuse;

•         insufficient data to support regulatory approval;

•         inability or unwillingness of medical investigators to follow our clinical protocols; or

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Any failure by us to comply with existing regulations could harm our reputation and operating results

We would be subject to extensive regulation by U.S. federal and state governments in each of the markets where we intend or plan to sell products, as applicable.

We must also adhere to all regulatory requirements including FDA’s GLP, GCP, and cGMP requirements, pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval cGMP requirements, then the FDA could sanction us. Even if any of our product candidates is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials.  Cannabis-based products or drug candidates that may be approved in the U.S. in the future, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements in the U.S. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP.  If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•         issue warning letters;

•         impose civil or criminal penalties; • suspend regulatory approval; • suspend any of our ongoing clinical trials;

•         refuse to approve pending applications or supplements to approved applications submitted by us;

•         impose restrictions on our operations, including by requiring us to enter into a Corporate Integrity Agreement or closing our contract manufacturers’ facilities, if any; or

•         seize or detain products or require a product recall.

In addition, Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids products are regulated by the DEA, under the Controlled Substances Act. DEA scheduling is a separate process that can delay when a drug may become available to patients beyond an NDA approval date, and the timing and outcome of such DEA process is uncertain. See also “Risks Related to Controlled Substances”. In addition, any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids Product and product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our business and our operating results may be adversely affected.

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. We expend significant resources on compliance efforts and such expenses are unpredictable and might adversely affect our results. Changing laws, regulations and standards might also create uncertainty, higher expenses and increase insurance costs. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment might result in increased management and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are subject to federal, state laws and regulations and implementation of or changes to such laws and regulations could adversely affect our business and results of operations.

In the U.S., the DEA regulates the cultivation, possession and supply of cannabis for medical research and commercial development, including the requirement of annual registrations to manufacture or distribute pharmaceutical products derived from cannabis extracts. See also “Risks Related to Controlled Substances”.

Risks Related to Controlled Substances

Controlled substance legislation may restrict or limit our ability to sell our product candidates.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for Cannabinoid based products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Cannabinoid products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market Cannabinoid product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Cannabinoid-based product candidates that we intend to develop will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids product candidates that we intend to develop would contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the U.S. that contain cannabis or cannabis extracts should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination. The manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids will be subject to specific and potentially significant levels of regulation by the DEA.

DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids products. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

State-controlled substances laws. Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids product candidates as well. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Clinical trials. Because when we start our R&D, our products would be controlled substances in the U.S., to conduct clinical trials in the U.S., each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our products and to obtain product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain an importer registration and an import permit for each import.

Importation.  If one of our product candidates is approved and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect product availability and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration.

If one of our product candidates is approved and classified as a Schedule II controlled substance, federal law may impose additional restrictions on importation for commercial purposes.

Manufacture in the U.S. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the U.S., our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of cannabinoid, cannabis and the BDSs comprising the active ingredient in the final dosage form are currently Schedule I controlled substances and would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

Distribution in the U.S. If any of our product candidates is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA and state registrations and authority to distribute the product to pharmacies and other health care providers. We would need to identify distributors to distribute the product to pharmacies; these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us. If any of our product candidates is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying either or both of these products. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

New Laws and Regulations.

From time to time, various types of federal and state legislation are proposed and new regulations are introduced that could result in additional regulation of, and restrictions on, the business of consumer lending. We cannot predict whether any such legislation or regulations will be adopted or how this would affect our business or our important relationships with third parties. In addition, the interpretation of existing legislation may change or may prove different than anticipated when applied to our business model. Compliance with such requirements could involve additional costs, which could have a material adverse effect on our business. As a consequence of the extensive regulation of commercial lending in the United States, our business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the cost of doing business.

Acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our stockholders and other consequences harmful to our business.

As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

●	increased expenses due to transaction and integration costs;
●	potential liabilities of the acquired businesses;
●	potential adverse tax and accounting effects of the acquisitions;
●	diversion of capital and other resources from our existing businesses;
●	diversion of our management’s attention during the acquisition process and any transition periods;
●	loss of key employees of the acquired businesses following the acquisition; and
●	inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

Our evaluations of potential acquisitions may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies that we generally maintain include general liability, automobile and property insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. In addition, we do not know if we will be able to obtain and maintain coverage for the business in which we engage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition and business results.

Others may assert intellectual property infringement claims against us.

We use alcohol products from other companies in the making of our alcohol infused frozen desserts. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or our operating results. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources relating to the defense of such claims, which could have an adverse effect on our business and/or our operating results.

The inability to successfully manage the growth of our business may have an adverse effect on our operating results.

We expect to experience growth in the number of employees and the scope of our operations. Such growth will result in increased responsibilities for our management. If our management is unable to successfully manage expenses in a manner that allows us to both improve operations and at the same time pursue potential market opportunities, the growth of our business could be adversely impacted, which may, in turn, negatively affect our operating results or financial condition. In addition, we believe that a critical contributor to our success has been our creative culture. As we attempt to grow, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our future success.

Historical financial statements may not be reflective of our future results of operations, cash flows, and financial condition.

Although we believe that you have been provided access to all material information necessary to make an informed assessment of our assets and liabilities, financial position, profits and losses and prospects, historical financial statements do not represent what our results of operations, cash flows, or financial position will be in the future.

Risks Related to Our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTC expert market operated by the OTC Market’s Group, Inc. under the symbol “KDCE”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of the NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your conversion price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (shares of common stock as of the date of this Report); or
●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

We do not intend to pay dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Risks Related to Our Acquisition Strategy

We can give no assurances as to when we will consummate any other future acquisitions or whether we will consummate any of them at all.

We intend to continue to build our business through strategic acquisitions. However, any acquisition is subject to certain closing conditions and other impediments to closing, including closing the financing and others that are beyond our control, and we may not be able to close on the terms described herein or at all. See above “Business — Recent Developments and Initiatives.”

We intend to pursue and consummate one or more acquisitions and to possibly use Debt Financing, if any, to fund any cash portion of the consideration we will pay in connection with those acquisitions. However, such acquisitions may be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may be required to forfeit payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all.

If we are unable to close future acquisitions, it could significantly alter our business strategy and impede our prospects for growth. Further, we may not be able to identify suitable acquisition candidates to replace these acquisitions, and even if we were to do so, we may only be able to consummate them on less advantageous terms. In addition, some of the businesses we acquire may incur significant losses from operations, which, in turn, could have a material and adverse impact on our business, results of operations and financial condition.

We may face difficulty in integrating the operations of any businesses we may acquire in the future. However, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty with the integration of any other businesses we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

Further, we expect that future target companies may have material weaknesses in internal controls relating to the proper application of accrual based accounting under the accounting principles generally accepted in the United States of America (“GAAP”) prior to our acquiring them. The Public Company Accounting Oversight Board (the “PCAOB”) defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We will be relying on the proper implementation of our policies and procedures to remedy any such material weaknesses, and prevent any potential material misstatements in our financial reporting. Any such misstatement could adversely affect the trading price of our common stock, cause investors to lose confidence in our reported financial information, and subject us to civil and criminal fines and penalties. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results could suffer.

We may enter into acquisitions and take actions in connection with such transactions that could adversely affect our business and results of operations.

Our future growth rate depends in part on our selective acquisition of biopharma, CBD, and other businesses and assets. We may be unable to identify suitable targets for acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, any credit agreements or credit facilities that we may enter into in the future may restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

●	using a significant portion of our available cash;
●	issuing equity securities, which would dilute current stockholders’ percentage ownership;
●	incurring substantial debt;
●	incurring or assuming contingent liabilities, known or unknown;
●	incurring amortization expenses related to intangibles; and
●	incurring large accounting write-offs or impairments.

We may also enter into joint ventures, which involve certain unique risks, including, among others, risks relating to the lack of full control of the joint venture, potential disagreements with our joint venture partners about how to manage the joint venture, conflicting interests of the joint venture, requirement to fund the joint venture and its business not being profitable.

In addition, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2019, there were no unresolved SEC comments issued to the Company.

ITEM 2.	PROPERTIES

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

From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date of this filing we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On February 20, 2019, Plaintiff Maria De Lourdes Perez filed a complaint against defendants City of Carson, Goldstein Franklin, Inc., Frank Igwealor, Healthy Foods Markets, LLC, Optimal Foods, LLC, and Blockchain Capital LLC.  The complaint alleged statutory liability pursuant to government code section 835, gross negligence, and premises liability for a trip-and-fall that occurred on April 11, 2018 at a property owned and controlled by Healthy Foods Markets, LLC. Defendants Goldstein Franklin, Inc., Frank Igwealor, Optimal Foods, LLC, and Blockchain Capital LLC. had answered the complaint and also requested a demurrer on the grounds that (1) Defendants are not a proper party in interest and there was a misjoinder of defendants.  Our attorney has advised that the complaint would not have an adverse impact on Mr. Igwealor or the Company because the scope of liability is restricted to healthy Food Markets, LLC.

As of December 31, 2019, except for the complaint listed above, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within ten years before the time of such filing;

(2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i. acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock, with $0.0001 par value per share and 1,000,000 preferred shares, with $0.0001 par value.  As of December 31, 2019, there were 100,000 shares of preferred shares and 922,324,706 shares of common stock issued and outstanding held by 53 stockholders of record.

Market Information

Our common stock is currently quoted on the OTC’s Expert-Market under the symbol “KDCE”. Trading in stocks quoted on the OTC’s Expert-Market, a “private market to serve broker-dealer pricing and best execution needs in securities that are restricted from public quoting or trading,” is often difficult, thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that you could currently be able to find buyers or sellers of our stocks on the expert-market.  We cannot assure you there will be a market for our common stock in the future.

The market prices noted below were obtained from the OTC market and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

 For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended on December 31, 2019	High Bid	Low Bid
1 st Quarter	0.0055	0.0050
2 nd Quarter	0.0055	0.0055
3 rd Quarter	0.0100	0.0055
4 th Quarter	2.5000	0.0100

Fiscal Year Ended on December 31, 2018	High Bid	Low Bid
1 st Quarter	0.0050	0.0050
2 nd Quarter	0.0050	0.0050
3 rd Quarter	0.0100	0.0050
4 th Quarter	0.0050	0.0050

As of December 31, 2019, the Company had approximately 53 shareholders of record. The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

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

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Item 1A. Risk Factors” and other sections in this Annual Report.

General

The following discussion highlights Kid Castle results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Pacific Ventures’ audited Financial Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) used to provide children educational services in Taiwan, Republic of China.  The current structure of the Company resulted from a purchase of voting control of the Company by Cannabinoid Biosciences, Inc. (CBDZ), which CBDZ spun out to its shareholders prior to becoming an operating subsidiary of Kid Castle.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2019 and 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview

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

Furthermore, on November 8, 2019, Cannabinoid Biosciences, Inc., elected to convert 830,000 of the preferred shares for it purchased from Kid Castle on October 21, 2019 into 830,000,000 shares of the Company's current outstanding shares of common stock.

The current structure of the Company resulted from a purchase of voting control of the Company by Cannabinoid Biosciences, Inc. (CBDZ), which CBDZ spun out to its shareholders prior to becoming an operating subsidiary of Kid Castle.

Strategy

The acquisition of control by the shareholders of Cannabinoid Biosciences, Inc. and subsequent rollup of CBDZ into the Company transformed our business model by incorporating the business plan of CBDZ whose stated intention was to merge into Kid Castle in a transaction that would make CBDZ a subsidiary of Kid Castle.  This merger brought the Company into the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet the specific needs financial products in form of asset-backed loans, business property mortgages and other financial products to qualified individuals/businesses in the legal-CBD businesses.

The Merged Company (“CBDZ and KDCE” or “KDCE” or “CBDZ”) will prioritize establishment of CBD process control, protocols, and formulations standardization.  The Merged Company will step up and pioneer the process to standardize and reorganize this market, establish process control (benchmarks and protocols), and create formulation standards for the CBD industry. Through Kid Castle, CBDZ seeks to control the production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States. CBDZ’s goal is to bring standardization to the CBD industry, the same way that John D Rockefeller’s Standard Oil brought standardization to crude refining in the United States in the nineteenth century.  Our process standardization would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

Plan of Operations for the Next Twelve Months

Kid Castle will need approximately $1,500,000 to sustain operations for the next 12 months. Our plan is to achieve meaningful revenue from our proprietary trading and CBD acquisitions to meet our operating needs. However, we may not be able to increase our revenue sufficiently to meet these needs in time. It is also unlikely that we will be able to generate $1,500,000 in net income to satisfy all of our obligations and cover our operating cost for the next 12 months. Our ability to continue operations will be dependent upon the successfully long-term or permanent capital in form of equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had zero cash flows from operations for the twelve months ended December 31, 2019 and 2018.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2019 and December 31, 2018, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2019 and December 31, 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Results of Operations

Comparison of Fiscal Years 2019 and 2018

Our general and administrative expenses were $150,133 for the twelve months ended December 31, 2019, versus $5,710 for the same period in 2018.  We do not have enough information to recognize either revenue or expenses in the periods under review.

Liquidity and Capital Resources

Comparison of Fiscal Years 2019 and 2018

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have limited business and income and for the year ended December 31, 2019, we reported a net loss of $143,944 and an accumulated deficit of $7,795,312 As of December 31, 2019.  This is compared to net loss of $5,710 and an accumulated deficit of $7,651,368 As of December 31, 2018.  These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

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

The consolidated financial statements of Kid Castle including the notes thereto, are presented beginning at page F-1 and are incorporated by reference herein.

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2019 AND 2018

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

C O N T E N T S

PAGE

BALANCE SHEETS AS OF DECEMBER 31, 2019 AND 2018	F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018	F-4

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018	F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018	F-6

NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018	F-7 – F-13

Dylan Floyd Accounting & Consulting

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Kid Castle Educational Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation (the "Company") as of December 31, 2019, the related statements of operations, changes in stockholders' equity, in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). The December 31, 2018 had not been audited and was included for comparative presentation purpose only. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $7,795,312 and a negative cash flow from operations amounting to $143,944 for the year ended December 31, 2019. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Albert Garcia, CPA

Dylan Floyd Accounting & Consulting

We have served as the Company's auditor since 2020.

Newhall, California

May 26, 2020

KID CASTLE EDUCATIONAL CORPORATION
BALANCE SHEETS
As of December 31, 2019 and 2018

	DECEMBER 31,
	2019	2018
ASSETS

Current Assets
Cash and Cash Equivalents	$10,878	$1,393
Other Current Assets	8,620	-
Total Current Assets	19,498	1,393

Fixed Assets	17,550
Other Assets	41,579
Total Assets	$78,628	$1,393

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$800	$1,600
Accruals - Related Parties	-	-
Loans – Unrelated Parties		-
Loans – Related Parties	41,559	4,101
Total Current Liabilities	42,359	5,701

Total Liabilities	42,359	5,701

Shareholders' Deficit
Preferred stock, $.000001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding	10	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 2,324,706 and 922,324,706 issued and outstanding as at December 31, 2018 and 2019 respectively	11,196	1,693
Additional Paid-In Capital	7,826,113	7,645,367
Accumulated Deficit	(7,795,312)	(7,651,368)
Other Comprehensive Income/Loss	(5,738)	-
Total Shareholders' Equity	36,269	(4,308)

Total Liabilities and Shareholders' Deficit	$78,628	$1,393
The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 2019 and 2018

	DECEMBER 31,
	2019	2018

REVENUE	$6,189	$—

COST OF SALES	-	-

GROSS PROFIT	6,189	-

OPERATING EXPENSES
Selling, general and administrative	53,690	2,935
Marketing and Advertising	44,004	2,275
Depreciation and Amortization		-
Salaries and wages	25,759	500
Professional fees	26,680	-

Total Operating Expenses	150,133	5,710

OPERATING PROFIT/LOSS	(143,944)	(5,710)

OTHER INCOME
INCOME (LOSS) BEFORE TAXES	(143,944)	(5,710)

TAXES	-	-

NET INCOME (LOSS)	$(143,944)	$(5,710)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00031)	$(0.00246)

Weighted Average Common Shares Outstanding: Basic and Diluted	463,487,059	2,324,706

The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
Years Ended December 31, 2019 and 2018

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Net income for the period				(5,710)	(5,710)
Reverse Split in 2009	(22,675,294)
Effect of Merger with CBDX		1,670	6730	(6,998)	1,402

Cumulative Restructuring adjustment		$(8,592,115)	$7,379,296		(1,212,819)
Balance at December 31, 2018	2,324,706	$1,693	$7,645,367	$(7,651,368)	$(4,308)
Issuance of common stock to settle debt	10,000,000	100			100
Issuance of common stock for preferred shares conversion	900,000,000	9,000			9,000
Issuance of common stock for employee compensation	10,000,000	100			100
Cumulative Restructuring adjustment			(9,200)		(9,200)
Effect of Merger with CBDX		303	189,956		190,259
Net (income) loss for the period				(141,594)	(141,594)
Comprehensive (loss) income				(5,738)	(5,738)
Balance, December 31, 2019	922,324,706	$11,196	$7,826,123	$(7,798,700)	$38,618

The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CASHFLOWS
Years Ended December 31, 2019 and 2018

	DECEMBER 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(143,944)	$(5,710)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Account Receivable	(8,620)
Other Accrued Liabilities	(800)	(800)

Net Cash Flows Used in Operating Activities	(153,364)	(6,510)

Net Cash Flows from Investing Activities
Furniture and Equipment	(12,326)
Fixed Assets	(5,224)
Other investments	(41,579)
New Cash Flows Used in Investing Activities	(59,129)	-

Net Cash Flows from Financing Activities
Loan from related parties	37,458	903
Common Stock	303	1,070
Additional Paid-In Capital	189,956	5,730
Accum Other Comp Income/Loss	(5,738)	-

New Cash Flows from Financing Activities	221,978	7,703

Net Change in Cash:	9,485	1,193
Beginning cash:	1,393	200
Ending Cash:	$10,878	$1,393

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$405	$-
Cash paid for tax	$1,618	$-

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$-	$-
Shares issued to settle accruals - related parties	$100	$-

The accompanying notes are an integral part of these audited financial statements

NOTE 1. NATURE OF OPERATIONS

Nature of Business

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) operates and manages a portfolio of biopharmaceutical, agricultural and "pure-play" CBD assets that are (or could be) vertically integrated and "2018 Farm Bill" compliant in the United States of America.  Kid Castle engages in rollup and consolidation of CBD and Biopharma assets and operations.  The Company seeks to revolutionize and standardize the pharmaceuticals and non-pharmaceutical CBD products formulation and applications across the CBD market in the United States of America

The current structure of the Company resulted from a purchase of voting control of the Company by Cannabinoid Biosciences, Inc. (CBDZ), which CBDZ spun out to its shareholders prior to becoming an operating subsidiary of Kid Castle.

Prior to the above mentioned change of control transaction, Kid Castle used to be a Florida corporation until the company voluntarily dissolved its Florida registration with intention to simultaneously incorporate in Delaware and convert into a Delaware corporation.  Although the company immediately finalized its registration effort to convert into a Delaware Corporation, the company’s registered agent who was supposed to submit the registration package to the Delaware Secretary of State for certification, failed to make a timely submission.  Later in January 2019, when the company realized that the Delaware incorporation/registration package/process was never submitted to the Delaware Secretary of State nor completed in any other way or form, the Company went ahead and resubmitted the required registration package and was then formally re-incorporated in Delaware and convert into a Delaware corporation.   Thus, the company was formally incorporated in Delaware and converted into a Delaware Corporation in January 2019.

Kid Castle was the result of a share exchange transaction, commonly referred to as a reverse merger, pursuant to which shareholders of an offshore operating company take control of a U.S. company that has no operations (commonly referred to as a shell company), and the offshore operating company becomes a subsidiary of the U.S. company. In KDCE case, the offshore company was Higoal Developments Ltd., which was the parent company of Kid Castle Internet Technologies Limited and Kid Castle Education Software Development Co. Limited, KDCE’s operating companies that run our English language instruction business. The U.S. or shell company, at the time of the share exchange, was King Ball International Technology Corporation.

On December 27, 2006 we established a wholly-owned subsidiary, Shanghai Kid Castle Educational Info. Constitution Company Limited (“KCEI”) with registered total capital of Renmibi ("RMB") $1.2 million. As of December 31, 2008, KCEI has a total registered capital of RMB 3,500,000.

On October 21, 2019, the company sold one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the company to Cannabinoid Biosciences, Inc., a California corporation. The issuance of the preferred shares to Cannabinoid Biosciences, Inc gave to Cannabinoid Biosciences, Inc, the controlling vote to control and dominate the affairs of the company.  Following the share sales to Cannabinoid Biosciences, Inc., the purchaser immediately converted 70,000 of the preferred shares for 70,000,000 shares of the Company's current outstanding shares of common stock.  Following the change of control, all the former officers of company resigned their appointments and Mr. Frank I Igwealor was appointed as the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors effective October 23, 2019.  Furthermore, Mr. Igwealor, Dr. Solomon SK Mbagwu, MD, and Ms. Patience C Ogbozor were also nominated as new director of the Company.

Furthermore, on November 8, 2019, Cannabinoid Biosciences, Inc., elected to convert 830,000 of the preferred shares for it purchased from Kid Castle on October 21, 2019 into 830,000,000 shares of the Company's current outstanding shares of common stock.

The acquisition of control by Cannabinoid Biosciences, Inc. transformed our business model by incorporating the business plan of CBDZ whose stated intention was to merge into Kid Castle in a transaction that would make CBDZ a subsidiary of Kid Castle.  This merger brought the Company into the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet the specific needs financial products in form of asset-backed loans, business property mortgages and other financial products to qualified individuals/businesses in the legal-CBD businesses.

The Merged Company (“CBDZ and KDCE” or “KDCE” or “CBDZ”) will prioritize establishment of CBD process control, protocols, and formulations standardization.  The Merged Company will step up and pioneer the process to standardize and reorganize this market, establish process control (benchmarks and protocols), and create formulation standards for the CBD industry. Through Kid Castle, CBDZ seeks to control the production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States. CBDZ’s goal is to bring standardization to the CBD industry, the same way that John D Rockefeller’s Standard Oil brought standardization to crude refining in the United States in the nineteenth century.  Our process standardization would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

Kid Castle is a biopharmaceutical and agricultural holding company that seeks to become the first publicly-traded “pure-play” vertically integrated “2018 Farm Bill” compliant CBD operation in America.  Kid Castle seeks to revolutionize and standardize the pharmaceuticals and non-pharmaceutical CBD products formulation and applications across the CBD market in the United States of America. In addition, Kid Castle seeks to engage in the discovery, development and commercialization of cures and novel therapeutics from proprietary cannabinoid, cannabidiol, endocannabinoids, phytocannabinoids, and synthetic cannabinoids product platform for specific treatments in a broad range of disease areas.  Prior to its current rebranding, Kid Castle used to be a children education enterprise based in, and with major operations in Taiwan, Republic of China.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have little or insignificant ongoing business or income and for the year ended December 31, 2019, we reported $6,189 income and an accumulated deficit of $7,795,312 as of December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The Company has elected a calendar year of December 31 year-end.

Principles of Consolidation

The consolidated financial statements include the Company and Cannabinoid Biosciences, Inc. All inter-company accounts have been eliminated during consolidation.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2019 and 2018, we did maintain $10,878.00 and $1,393 balance of cash equivalents respectively.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  During the period under review, the Company paid rent $14,298.67 to a company that is controlled by the Company’s majority stockholder.

Leases:

In February 2016, the FASB issued ASU 2016-02, "Leases" that requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right·of·use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

Revenue Recognition:

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criteria standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

During the years ended December 31, 2019 or 2018, the Company did recognized revenue of $6,189 and $0.00 respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the years ended December 31, 2019 or 2018, the Company did recognized advertising costs of $44,004 and $2,275 respectively.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2019 or 2018.

Subsequent Events:

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from January 1, 2020 to April 02, 2020.  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings the years ended December 31, 2019 and 2018, and, to the best of our knowledge, no legal proceedings are pending or threatened.

The Company has no real property and do not presently owned any interests in real estate. In January 2019, the Company entered into lease agreement with Poverty Solutions Inc., to lease office space at $2,400 - $550 per month.  From inception to December 31, 2019, the Company has spent a total of $16,102.26 on rent which was paid to Poverty Solutions to sublet office space for the company operations.   The Company’s executive, administrative and operating offices are located at 370 Amapola Ave, Suite 200A, Torrance, CA 90501.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations during the years ended December 31, 2019 and 2018.

NOTE 5. ACCRUALS - RELATED PARTIES

N/A

NOTE 6. LOANS- RELATED PARTIES

N/A

NOTE 7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2019 and December 31, 2018 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

We did not provide any current or deferred US federal income tax provision or benefit for any of the periods presented in these financial statements because we have accumulated substantial operating losses over the years.  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2019 and 2018 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2019 and December 31, 2018:

	Percent	31-Dec-19	31-Dec-18

Federal statutory rates	34%	$(2,650,406))	$(2,601,465))
State income taxes	5%	(389,766))	(382,568))
Permanent differences	-0.5%	38,977	38,257
Valuation allowance against net deferred tax assets	-38.5%	3,001,195	2,945,777
Effective rate	0%	$-	$-

At December 31, 2019 and December 31, 2018, the significant components of the deferred tax assets are summarized below:

	31-Dec-19	31-Dec-18
Deferred income tax asset
Net operation loss carryforwards	(7,795,312)	(7,651,368)
Total deferred income tax asset	3,040,172	2,984,034
Less: valuation allowance	(3,040,172)	(2,984,034)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2019 and December 31, 2018, a valuation allowance of  $3,040,172 and  $2,984,034 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $3,040,172 as at December 31, 2019 increased by $56,138 compared to December 31, 2018 of $2,984,034, as a result of the Company generating additional net operating losses of $143,943.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2019 and 2018.

The Company has net operating loss carry-forwards of approximately $7,795,312. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

NOTE 8. RECENTLY ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASU’s require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASU’s are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. Most of our financial assets are excluded from the requirements of this standard as they are measured at fair value or are subject to other accounting standards. In addition, certain of our other financial assets are short-term in nature and therefore are not likely to be subject to significant credit losses beyond what is already recorded under current accounting standards. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which amends FASB ASC Topic 820, Fair Value Measurements. This ASU eliminates, modifies and adds various disclosure requirements for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain disclosures are required to be applied using a retrospective approach and others using a prospective approach. Early adoption is permitted. The various disclosure requirements being eliminated, modified or added are not significant to us. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which amends FASB ASC Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU should be applied either using a retrospective or prospective approach. Early adoption is permitted. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide such guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.  We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements. Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2019 and 2018, we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001.

The Company has 100,000 and 1,000,000 shares of preferred stock were issued and outstanding during the years ended December 31, 2019 and 2018 respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 and 100,000,000 shares of common stock with a par value of $0.0001 as at December 31, 2019 and 2018 respectively.

Year ended December 31, 2019

The Company has issued 922,324,706 and 2,324,706 shares of our common stock to more than 2,500 shareholders as at December 31, 2019 and 2018 respectively.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2019 and 2018.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2019 through the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

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

Based on its assessment, management concluded that As of December 31, 2019 our disclosure controls and procedures were ineffective. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting.  Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the fourth quarter of 2020.   The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

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

•	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	48	Chairman, Director and Chief Executive and Financial Officer	October 2019 to present
Mr. Patience Ogbozor	34	Director	October 2019 to present
Dr. Solomon KN Mbagwu	70	Director	October 2019 to present

*Age as at December 31, 2019.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2019 is as follows:

Frank Igwealor, CPA, CMA, JD, MBA, MSRM is a financial manager with broad technical and management experience in accounting, finance, and business advisory.  Mr. Igwealor is a Certified Financial Manager, Certified Management Accountant, and Certified Public Accountant.

Frank has an extensive freelance consulting experience for the biopharma/medical/cannabis industry.  As a CPA, CMA, CFM consultant, Frank have provided top-level financial reporting, Accounting, SEC Reporting, Business Valuation, Mergers & Acquisitions, GAAP/ IFRS Conversion, Pre IPO/RTO Prep, 280E Tax, and Biological Assets Valuation to more than 26 cannabis businesses across 21 states.  Frank have substantial experience with Section 280E of the Internal Revenue Code, having worked for/with investors in the cannabis industry and helped them analyze the COGS and Operating expenses of dispensaries.  Frank has been part of a team that shepherded both big and small cannabis investments through the required audit and conducted all the filings to take them public through IPO, DPO or RTO transactions. I have worked with single dispensaries with cultivation as well as ROLL-UP of multiple dispensaries that wanted to achieve revenue scale at debut on the exchanges.  Frank has been an important part of the team that successfully delivered on the following:

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

Ms. Patience C. Ogbozor, Director: Ms. Ogbozor joined Cannabinoid Biosciences in May 2015 as a Finance Manager and became the President and CEO in November 2018.  Ms. Ogbozor is the Chief Executive Officer, Director and controlling shareholder of the Company. Prior to joining the company, Ms. Ogbozor was with New Haven Pharmacy, Abuja, from 2013 to 2015.

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

Governance practices concerning compensation. The Board of Directors has implemented a number of procedures that the Board follows to ensure good governance concerning compensation. These include setting CEO and CFO salaries, authorizing the CEO or the CFO to determine the salaries of presidents and vice presidents, including, establishing annual goals for the Company, reviewing proposals for stock incentive plans, exercising fiduciary responsibilities over retirement plans, overseeing management development and succession planning, and keeping adequate records of its activities.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2019, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Mr. Frank I Igwealor	2019	0	—	1,000	—	—	—	1,000	(iv)	1,000
Chair, CEO, CFO	2018	0	—	—	—	—	—	0	(v)	0
	2017	0	—	—	—	—	—	0	(vi)	0

Notes:

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2019. The Company has never granted any stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)
Cannabinoid Biosiences, Inc(2)	900,000,000	97.61
Frank I Igwealor	10,000,000	01.08

All officers and directors as a Group (1 person)	10,000,000	01.08

Notes:

(1)     Based on 922,324,706 shares of common stock outstanding as at December 31, 2019.

(2)     On December --, 2019, the board of directors of Cannabinoid Bioscience, Inc. voted to distribute all of KDCE in its holding to its shareholders.  Effectively, as at 12/31/2019, Cannabinoid Bioscience, Inc. was holding those shares in trust for its shareholders.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit fees	$14,000	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$14,000	$0

Audit-Related Fees

$14,000 in Audit-related fees were incurred in 2019 or 2018.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for products and services provided by our principal independent accountants was $0.

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

Date: April 13, 2020	KID CASTLE EDUCATIONAL CORPORATION

	By:	/s/ Frank I Igwealor
		Name:	Frank I Igwealor
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor Frank I Igwealor	Chief Executive Officer, Chief Financial Officer, President, Director	April 13, 2020
(Principal Executive Officer) (Principal Financial Officer)

Exhibit 31.1

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2019 of Kid Castle Educational Corporation.

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

Date: April 13, 2020

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Executive Officer

Exhibit 31.2

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2019 for Kid Castle Educational Corporation;

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

 Date: April 13, 2020

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Kid Castle Educational Corporation (the “Company”) for the year ending December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frank I Igwealor, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 13, 2020	By: /s/ Frank I Igwealor
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