Form 10-K/A
period 2019-12-31
KID CASTLE EDUCATIONAL CORP
filed 2020-08-17
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The Company is providing this amendment to its report on Form 10-K for the year ended December 31, 2019 to update its audited financial statements to include years ended December 31, 2019 and 2018.

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

When we use the terms “Kid Castle,” “KDCE,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Delaware corporation.

Kid Castle operates and manages a portfolio of biopharmaceutical, agricultural and "pure-play" CBD assets that are (or could be) vertically integrated and "2018 Farm Bill" compliant in the United States of America. Kid Castle engages in rollup and consolidation of CBD and Biopharma assets and operations.  The Company seeks to standardize the pharmaceuticals and non-pharmaceutical CBD products formulation and applications across the CBD market in the United States of America. Although it would be difficult for the Company to raise the necessary capital to achieve its goals because the Company has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill).  The Company lack of resources is likely to affect its ability to bring an industry-wide reform as contemplated above.

The current structure of the Company resulted from a purchase of voting control of the Company by Cannabinoid Biosciences, Inc. (CBDZ), which CBDZ spun out to its shareholders prior to becoming an operating subsidiary of Kid Castle.

After the closing of the transaction, Cannabinoid Biosciences, Inc.’s board voted to spin the shares out to its shareholders.  Cannabinoid Biosciences, Inc. itself was then sold to the Company to become its operating subsidiary.

We used the acquisition method of accounting (also known as business combination accounting) for acquisition of subsidiaries by the Group method to account for the purchase of Cannabinoid Biosciences, Inc. The cost of the acquisition was measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange.

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

On March 29, 2010, the Company which has been a public reporting company registered with the Securities Exchange Commissioner (“SEC”), filed Form 15D, Suspension of Duty to Report.  As a result of filing Form 15D, the Company was no longer required to file any SEC forms since March 29, 2010.  Similarly, on March 22, 2011, the company voluntarily dissolved its Florida registration with intention to simultaneously incorporate in Delaware and convert into a Delaware corporation.   The Company has been dormant since March 22, 2011and non-operating since March 29, 2010.

On October 21, 2019, pursuant to a stock purchase agreement dated October 2, 2019, Cannabinoid Biosciences, Inc., a California corporation, purchased one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the Company, representing  97.82% of our total issued and outstanding voting shares of common stock and preferred stock. Simultaneously with the purchase, the officers and directors of the Company resigned. Frank I Igwealor, Chairman and CEO, Secretary, Treasurer, and Director; Patience C Ogbozor, Director; and Dr. Solomon SK Mbagwu, MD, Director, were elected to replace them. Following the share sales to Cannabinoid Biosciences, Inc., the purchaser converted 900,000 of the preferred shares for 900,000,000 shares of the Company's current outstanding shares of common stock.

Cannabinoid Biosciences, Inc. (“CBDZ”), a California corporation was incorporated on May 6, 2014, to operate as a biotechnology and specialty pharmaceutical holding company that engages in the discovery, development, and commercialization of cures and novel therapeutics from proprietary cannabinoid, cannabidiol, endocannabinoids, phytocannabinoids, and synthetic cannabinoids product platform suitable for specific treatments in a broad range of disease areas. CBDZ engages in biopharmaceutical research and development operation with aim of identifying viable drug candidates to go into clinical trials and if successful, be submitted to the FDA for approval.   Because the Company is young and has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to bring an industry-wide reform as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

Following the consummation of the October 21, 2019 transactions, the Company decided to restart filing important information immediately.  The Company also decided to formally restart being a public reporting company following an audit of its financial statements by a PCAOB-registered auditor.

Business Overview

This acquisition of control by Cannabinoid Biosciences, Inc. has transformed our business model going forward.   The Company is now focused on the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet specific medical needs.

The CBD market in the United States is young and very fragmented, lack established process control and protocols, and is yet to establish formulations standardization.

Our goal is to bring standardization to the CBD industry, the same way that John D Rockefeller’s Standard Oil brought standardization to crude refining in the United States in the nineteenth century.  Our process standardization would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

Because the Company is young and has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to bring an industry-wide reform as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

As at the date of this filing, the Company does not currently, nor does it intend, in the future to, maintain an ownership interest in any cannabis growing, marijuana dispensaries or production facilities. The Company does not grow, process, own, handle, transport, or sell cannabis or marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws.

In late 2019, the Company through its subsidiary CBDZ, acquired two CBD marketplaces that it intends to further develop and monetize in the near future.  One of the two marketplaces, www.cbdhempextra.com is down and awaiting updates, the second marketplace, www.cannabidiolhemp.net is up and running but has not been monetized and is currently generating no revenue.  We believe that lots of development work is still needed before we could monetize the site.  While operating a CBD marketplace is important to our business plan, it is not a deal breaker.  In our acquisition plan, we intend to buy and consolidate viable revenue-generating CBD websites with a goal of consolidating and growing them.

Furthermore, during the last quarter of 2019, we entered into nonbinding Letter of Intent (LOIs) with 5 CBD operations to acquire their businesses. Each of these businesses is producing revenue and each operation is profitable. These five revenue producing and profitable businesses would cost the Company about $33.4 million to consummate the acquisitions.  The five businesses comprise of: (1) a CBD Affiliate Marketplace that would cost $300,000; (2) a Hemp Farm with Real Estate, farms and extraction facilities Colorado and Kentucky which sells for $30,000,000; (3) a Michigan hemp farm with Real Estate and CBD plant which would cost $1,600,000; (4) a North Carolina Hemp grower and CDB technology with real estate selling for $1,300,000; and (5) another CBD Affiliate Marketplace going for $30,000.  With the LOIs in hand, we approached some professional finance guys to help us raise the money for the acquisition. There is no guarantee that we could raise the capital needed for this acquisition or that the sellers would wait for us to raise the capital.

Subsequently, as we were pulling together financing for the acquisition, COVID-19 exploded and crippled most business transactions across the world. As a result of the disruptions occasioned by COVID-19, the operations of our major financier coming from New York and London came under the lockdown.  We have informed the sellers about this situation and advised that they move on to other potential acquirers as we are completely uncertain about the where things would be after the end of COVID-19 pandemic.  There is no guarantee that we could be able to acquire one or more of these businesses, or that these businesses would still be available to us to acquire in the future, or at the initially contemplated price.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) acquisition and rollup of profitable CBD operations across the United States of America (2) sustainable long-term growth in cash flows from increased profits, which we hope to pass on to stockholders in the form of distributions, and (3) potential long-term appreciation in the value of our businesses through process optimization and financial engineering.

Mission Statement

Our vision is to standardize the pharmaceuticals and non-pharmaceutical CBD products formulations and applications across the CBD market while developing robust capitalization to finance a more professional ecosystem within the CBD, Hemp and CBD/Hemp industry, creating a better work environment for our clients, as well as creating improved patient experiences, and a clear choice for investors in the sector.

The CBD market in the US is young and very fragmented, lack established process control and protocols, and is yet to establish formulations standardization.

Our goal is to bring standardization to the CBD industry, the same way that John D Rockefeller’s Standard Oil brought standardization to crude refining in the United States in the nineteenth century.  Our process standardization would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

Because the Company has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to bring an industry-wide reform as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

There is no guarantee that we could successfully standardize the pharmaceuticals and non-pharmaceutical CBD products formulations and applications.  Our mission as stated above is only a guiding principle as we start our acquisition.  We have never standardized any pharmaceuticals or non-pharmaceutical CBD products formulations and applications before.  Although we have a theoretical picture of what our mission called for, none of our staff have ever done it before.  As at the date of this filing, the Company does not currently maintain an ownership interest in any CBD production company, marijuana dispensaries or production facilities.

STRATEGY

Keys to Success

Management Experience

Our experienced management team has a combined thirty-two years of successful experience in finance and legal Cannabis industry in California. Cannabinoid Biosciences intends to launch its array of investments and rollup in the CBD/Hemp industry across the United States as soon as it had raised enough capital to consummate an acquisition of a CBD operation that generates significant revenue.

Early mover advantage

The CBD market in the US is very fragmented, lack established process control and protocols, and is without formulations standardization.  CBDZ is stepping into this space to standardize and reorganize this market, establish process control (benchmarks and protocols), and create formulation standards for the industry.  Since the company would be one of the early vertically integrated biopharma CBD operations in the United States, the Company would have an early mover advantage in the industry.

There are no guarantees that we would be able to raise the capital needed to make any acquisition of CBD operations, though. Because the Company has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to bring an industry-wide reform as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

Special Purpose Entities

When the Company does acquire businesses and operating assets, it intends to hold title to the properties through separate LLCs or through special purpose entities (“SPE’s”) holding several similar asset types. Each separate LLC or SPE will be a 100% wholly-owned subsidiary of the Company. If a joint venture is undertaken, the Company will record a first position deed instead of holding actual title.



Each business/operation acquired is its own entity and is structured as its own business structure while Cannabinoid Biosciences, Inc. serves as the parent Company that bundles all the ownership interests into a single corporation.

	Each business/operation is managed by Cannabinoid Biosciences, Inc. or its authorized agents.

Leverage

Leverage represents an important vehicle for maximizing returns. The Company will evaluate the appropriate amount of debt based on market conditions, feasibility of the project, and determined risk. The Company does not have any credit agreements with any lender as at the date of this filing.  We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly or privately placed debt instruments or financing from institutional investors or other lenders. The indebtedness may be secured or unsecured. Security may be in the form of mortgages or other interests in our properties; equity interests in entities which own our properties or investments; cash or cash equivalents; securities; letters of credit; guarantees or a security interest in one or more of our other assets.

The Company may use borrowing proceeds to finance acquisitions of new businesses or operations, make other investments, trade in stocks, futures, options and forex, make payments to the officers and management, pay for capital improvements, repairs, refinance existing indebtedness, pay distributions or provide working capital. The form of our indebtedness may be long-term or short-term debt or in the form of a revolving credit facility.

Our Financing Strategy

As part of our plan to finance our activities, we utilize proceeds from debt and equity offerings to fund acquisition, purchases and restructuring activities.

We do not have positive operating cash flow.  However, we intend to make acquisitions that would generate positive operating cash flow in the near future.  We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock and long-term notes. Where possible, we also may issue limited partnership interests in future Operating Partnership and use the proceeds to acquire businesses from existing owners. We expect to issue equity and debt securities at times when we believe that our stock price is at a level that allows for the reinvestment of offering proceeds in accretive business assets and property acquisitions. We may also issue common stock to permanently finance businesses that were previously financed by debt securities. However, since we have never done any of the above before, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our involvement in the CBD/Hemp/cannabis industry.

We may file a shelf registration statement, which would subsequently be declared effective by the SEC, which may permit us, from time to time, to offer and sell common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Investment Management

We currently have no investment portfolio.  We intend to develop an investment management platform that would utilize a number of different investment vehicles for which we would provide acquisition, asset management, financing, co-investment and other investment-related activities.  Because the Company has limited or no resources, we do not currently have any investment portfolio yet and there is no guarantee that we would be able to establish one in the future.

Risk Management

We intend to embrace geographic and portfolio diversification at acquisitions as our main risk management strategy. We intend to diversify the investment size and location of our portfolio businesses in order to manage our portfolio-level risk. Over the long term, we intend that no single business will exceed 25% of our total assets.

Above plan notwithstanding, we do not currently have any investment portfolio yet and there is no guarantee that we would be able to establish one in the future because the Company has limited or no resources at the present.

Competition

The current market for CBD operations that meet our investment objectives is limited. In addition, we believe finding businesses that are appropriate for our specific purpose may be limited as more competitors enter the market.

These competitors may prevent us from acquiring desirable businesses or may cause an increase in the price we must pay for businesses. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, the number of entities and the amount of funds competing for suitable investment CBD businesses may increase substantially, resulting in increased demand and increased prices paid for these businesses. If we pay higher prices for businesses, our profitability may decrease, and you may experience a lower return on our common stock. Increased competition for businesses may also preclude us from acquiring those businesses that would generate attractive returns to us.

Insurance

We carry comprehensive general liability coverage on our communities, with limits of liability customary within the multi-family businesses industry to insure against liability claims and related defense costs. We are also insured, with limits of liability customary within the real estate industry, against the risk of direct physical damage in amounts necessary to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

Our primary lines of insurance coverage are property, general liability and workers’ compensation. We believe that our insurance coverages adequately insure our multifamily businesses against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

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

Risks Related to Our Business

Our inability to timely submit registration package to the Delaware Secretary of State until in 2019 presents a risk that  any liabilities that may have accrued, including any material agreements may be unenforceable, as a result of the failure to properly register with the State of Delaware until in 2019.

The Company used to be a Florida corporation until March 22, 2011 when it voluntarily dissolved its Florida registration with intention to simultaneously incorporate in Delaware and convert into a Delaware corporation.  Although the company immediately finalized its registration effort to convert into a Delaware Corporation, the company’s registered agent who was supposed to submit the registration package to the Delaware Secretary of State for certification, failed to make a timely submission.  Later in January 2019, when the company realized that the Delaware incorporation/registration package/process was never submitted to the Delaware Secretary of State nor completed in any other way or form, the Company went ahead and resubmitted the required registration package and was then formally re-incorporated in Delaware and convert into a Delaware corporation.   The re-incorporation in Delaware, which occurred in January 2019, has placed at risk, voidable and unenforceable, all and any liabilities that may have accrued, including any material agreements the Company may have executed during the period between March 22, 2011 and January 2019.  To the best of our knowledge, no such liabilities that were accrued and no material agreement was entered into by the company during the period between March 22, 2011 and January 2019.

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

Our financial statements appearing elsewhere in this Filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital as required. The Company has Accumulated Deficit of $7,801,050 and $7,651,368 as at the end of the periods December 31, 2019 and 2018 respectively.

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

Our proposed plan of operation and prospects will depend largely upon our ability to successfully establish a noticeable presence in the CBD industry on a timely fashion, retain and continue to hire skilled management, technical, marketing and other personnel; and attract and retain significant numbers of quality business partners. We have limited experience in the deployment of our medical products and services and there is limited information available concerning the potential performance or market acceptance of our medical products and there can be no assurance that we will be able to successfully implement our business plan or develop or maintain future business relationships, or that unanticipated expenses, problems or technical difficulties which would result in material delays in implementation will not occur.

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

We are a specialty pharmaceutical company founded in May 2014 and have not commenced revenue-producing operations. To date, our operations have consisted of the preliminary formulation, testing and development of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our initial product candidates or our prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Further, biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk, and is a capital-intensive business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours.  Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

•         successfully implement or execute our current business plan, or develop a business plan that is sound;

•         successfully complete clinical trials and obtain regulatory approval for the marketing of our product candidates;

•         successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;

•         secure market exclusivity or adequate intellectual property protection for our product candidates;

•         attract and retain an experienced management and advisory team; or

•         raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and commercialization for our product candidates.

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

Any failure by us to comply with existing regulations could harm our reputation and operating results

As at the date of this filing, the Company does not currently, nor does it intend, in the future to, maintain an ownership interest in any cannabis growing, marijuana dispensaries or production facilities. The Company does not grow, process, own, handle, transport, or sell cannabis or marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws.  Notwithstanding the above, we could still be subject to extensive regulation by U.S. federal and state governments in each of the markets where we intend or plan to sell CBD products, as applicable.

We must also adhere to all regulatory requirements including FDA’s GLP, GCP, and cGMP requirements, pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval cGMP requirements, then the FDA could sanction us. Even if any of our product candidates is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials.  CBD products or drug candidates that may be approved in the U.S. in the future, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements in the U.S. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP.  If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

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

We have not obtained any of these registrations or submitted these protocols. We may never obtain these registrations or submit these protocols, and that failure to do so will result in material adverse harm to our business and, if true, an inability to commence operations.

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

Our future growth rate depends in part on our selective acquisition of additional businesses and assets. We may be unable to identify suitable targets for acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, any credit agreements or credit facilities that we may enter into in the future may restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

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

Social Media Presents Risks.

The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves we will be presented with new risks and challenges.

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

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock, with $0.00001 par value per share and 1,000,000 preferred shares, with $0.00001 par value.  As of December 31, 2019, there were 100,000 shares of preferred shares and 922,324,706 shares of common stock issued and outstanding held by 53 stockholders of record.

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

Kid Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) operates and manages a portfolio of biopharmaceutical, agricultural and "pure-play" CBD assets that are (or could be) vertically integrated and "2018 Farm Bill" compliant in the United States of America. Kid Castle engages in rollup and consolidation of CBD and Biopharma assets and operations.  The Company seeks to standardize the pharmaceuticals and non-pharmaceutical CBD products formulation and applications across the CBD market in the United States of America.    The CBD market in the United States is young and very fragmented, lack established process control and protocols, and is yet to establish formulations standardization.  Because the Company has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to bring an industry-wide reform as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

As at the date of this filing, the Company does not currently, nor does it intend, in the future to, maintain an ownership interest in any cannabis growing, marijuana dispensaries or production facilities. The Company does not grow, process, own, handle, transport, or sell cannabis or marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws.

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

On March 29, 2010, the Company which has been a public reporting company registered with the Securities Exchange Commissioner (“SEC”), filed Form 15D, Suspension of Duty to Report.  As a result of filing Form 15D, the Company was no longer required to file any SEC forms since March 29, 2010.  Similarly, on March 22, 2011, the company voluntarily dissolved its Florida registration with intention to simultaneously incorporate in Delaware and convert into a Delaware corporation.   The Company has been dormant since March 22, 2011and non-operating since March 29, 2010.

On October 21, 2019, pursuant to a stock purchase agreement dated October 2, 2019, Cannabinoid Biosciences, Inc., a California corporation, purchased one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the Company, representing  97.82% of our total issued and outstanding voting shares of common stock and preferred stock. Simultaneously with the purchase, the officers and directors of the Company resigned. Frank I Igwealor, Chairman and CEO, Secretary, Treasurer, and Director; Patience C Ogbozor, Director; and Dr. Solomon SK Mbagwu, MD, Director, were elected to replace them. Following the share sales to Cannabinoid Biosciences, Inc., the purchaser converted 900,000 of the preferred shares for 900,000,000 shares of the Company's current outstanding shares of common stock.

Cannabinoid Biosciences, Inc. (“CBDZ”), a California corporation was incorporated on May 6, 2014, to operate as a biotechnology and specialty pharmaceutical holding company that engages in the discovery, development, and commercialization of cures and novel therapeutics from proprietary cannabinoid, cannabidiol, endocannabinoids, phytocannabinoids, and synthetic cannabinoids product platform suitable for specific treatments in a broad range of disease areas. CBDZ engages in biopharmaceutical research and development operation with aim of identifying viable drug candidates to go into clinical trials and if successful, be submitted to the FDA for approval.   Because the Company is young and has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to bring an industry-wide reform as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

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

Plan of Operations for the Next Twelve Months

Kid Castle will need approximately $1,500,000 to sustain operations for the next 12 months. Our plan is to achieve meaningful revenue from acquisitions of profitable CBD businesses to meet our operating needs. However, we may not be able to increase our revenue sufficiently to meet these needs in time. It is also unlikely that we will be able to generate $1,500,000 in net income to satisfy all of our obligations and cover our operating cost for the next 12 months. Our ability to continue operations will be dependent upon the successfully long-term or permanent capital in form of equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We intend to implement the following tasks within the next twelve months:

  Month 1-3: Phase 1 (1-3 months in duration; $600,000 to $1 million in estimated fund receipt)
    Hire the 2 biologist/scientists, Henry and Leke, hire 1 bookkeepers, business development manager and officer manager to implement our business plan.
    Acquire and consolidate stakes in the operations of at least two select biopharma businesses.
  Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & management.).
    Integrate acquired business into the Company’s model – consolidate the operations of the businesses including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.
    Complete and file quarterly reports and other required filings for the quarter
  Month 6-9:  Phase 3 (1-3 months in duration; $600,000 to $900,000 in estimated fund receipt)
    Identify and acquire complementary/similar businesses or assets in the target market
  Month 9-12: Phase 4  (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)
    Run the businesses efficiently, giving employees a conducive and friendly workplace and add value to investors and shareholders by identifying and reducing excesses and also identifying and executing growth strategies
    Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.
  Operating expenses during the twelve months would be as follows:
    For the six months through February 28, 2021, we anticipate to incur general and other operating expenses of $388,000.
    For the six months through August 31, 2021 we anticipate to incur additional general and other operating expenses of $378,000.

The execution of our current plan of operations requires us to raise significant additional capital immediately. If we are successful in raising capital through the sale of shares or borrowing, we believe that the Company will have sufficient cash resources to fund its plan of operations for the next twelve months. If we are unable to do so, our ability to continue as a going concern will be in jeopardy, likely causing us to curtail and possibly cease operations.

We continually evaluate our plan of operations discussed above to determine the manner in which we can most effectively utilize our limited cash resources. The timing of completion of any aspect of our plan of operations is highly dependent upon the availability of cash to implement that aspect of the plan and other factors beyond our control. There is no assurance that we will successfully obtain the required capital or revenues, or, if obtained, that the amounts will be sufficient to fund our ongoing operations. The inability to secure additional capital would have a material adverse effect on us, including the possibility that we would have to sell or forego a portion or all of our assets or cease operations. If we discontinue our operations, we will not have sufficient funds to pay any amounts to our stockholders.

Even if we raise additional capital in the near future, if our current business plan is not successfully executed, our ability to fund our biopharmaceutical research and development, or our financial product deployment and services efforts would likely be seriously impaired. The ability of a biopharmaceutical research and development business and continuing operations is conditioned upon moving the development of products and services toward commercialization. If in the future we are not able to demonstrate adequate progress in the development and commercialization of our product, we will not be able to raise the capital we need to continue our business operations and business activities, and we will likely not have sufficient liquidity or cash resources to continue operating.

Because our working capital requirements depend upon numerous factors there can be no assurance that our current cash resources will be sufficient to fund our operations. At present, we have no committed external sources of capital, and do not expect any significant product revenues for the foreseeable future. Thus, we will require immediate additional financing to fund future operations. There can be no assurance, however, that we will be able to obtain funds on acceptable terms, if at all.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had limited/insignificant cash flows from operations for the twelve months ended December 31, 2019 and 2018.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

Revenues ― The Company recorded $6,189 in revenue for the fiscal year ended December 2019 as compared to $0.00 revenue for the fiscal year ended December 2018.

Operating Expenses ― Our general and administrative expenses were $150,133 for the twelve months ended December 31, 2019, versus $5,710 for the same period in 2018.

Net Loss ― The Company recorded net loss of $149,682 for the fiscal year ended December 2019 as compared to $5,710 for the fiscal year ended December 2018.

Accumulated Deficit – As at December 31, 2019, we have accumulated deficit of $7,801,050 compared to accumulated deficit of $7,351,368 as at December 31, 2018.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2019, we had $10,879 cash on hand compared to $1,393 as at December 31, 2018.

Other Current Assets – Receivables - as at December 31, 2019, we had $8,620 in account receivable compared to $0 as at December 31, 2018.

Other Assets –  As at December 31, 2019, we had $41,579 of investment in a private company compared to $0 as at December 31, 2018.

Related parties liabilities - As at December 31, 2019, we had $41,559 balance from advances from related compared to $4,101 as at December 31, 2018.

We anticipate that our cash position is not sufficient to fund current operations.   We have limited lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

Since 2018, all of our operations have been financed through advances from a company controlled by our president and CEO.  As of December 31, 2019, the company controlled by our president and CEO has loaned $41,559 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved significant profitability.  We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.  Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

We have not established revenue generating operations and will be dependent upon obtaining financing to pursue any future extensive acquisitions and activities. The revenues, if any, generated from our operations or acquisitions may not be sufficient to fund our operations or planned growth. We will require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.

We will now be obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time- consuming and costly. In order to meet the needs to comply with the requirements of the Securities Exchange Act, we will need investment of capital.

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

Dylan Floyd Accounting & Consulting

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Kid Castle Educational Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation (the "Company") as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders' equity, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $7,801,050 and a negative cash flow from operations amounting to $143,944 for the year ended December 31, 2019. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Albert Garcia, CPA

Dylan Floyd Accounting & Consulting

We have served as the Company's auditor since 2020.

Newhall, California

May 26, 2020

KID CASTLE EDUCATIONAL CORPORATION
BALANCE SHEETS
As of December 31, 2019 and 2018

	DECEMBER 31,
	2019	2018
ASSETS

Current Assets
Cash and Cash Equivalents	$10,878	$1,393
Other Current Assets	8,620	-
Total Current Assets	19,498	1,393

Fixed Assets	17,550
Other Assets	41,579
Total Assets	$78,628	$1,393

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$800	$1,600
Accruals - Related Parties	-	-
Loans – Unrelated Parties		-
Loans – Related Parties	41,559	4,101
Total Current Liabilities	42,359	5,701

Total Liabilities	42,359	5,701

Shareholders' Deficit
Preferred stock, $.000001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding	10	—
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 2,324,706 and 922,324,706 issued and outstanding as at December 31, 2018 and 2019 respectively	11,196	1,693
Additional Paid-In Capital	7,826,113	7,645,367
Accumulated Deficit	(7,801,050)	(7,651,368)

Total Shareholders' Equity	36,269	(4,308)

Total Liabilities and Shareholders' Deficit	$78,628	$1,393
The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 2019 and 2018

	DECEMBER 31,
	2019	2018

REVENUE	$6,189	$—

COST OF SALES	-	-

GROSS PROFIT	6,189	-

OPERATING EXPENSES
Selling, general and administrative	53,690	2,935
Marketing and Advertising	44,004	2,275
Depreciation and Amortization		-
Salaries and wages	25,759	500
Professional fees	26,680	-

Total Operating Expenses	150,133	5,710

OPERATING PROFIT/LOSS	(143,944)	(5,710)

OTHER INCOME - Net losses (gains) Investments	(5,738)
INCOME (LOSS) BEFORE TAXES	(149,682)	(5,710)

TAXES	-	-

NET INCOME (LOSS)	$(149,682)	$(5,710)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00032)	$(0.00246)

Weighted Average Common Shares Outstanding: Basic and Diluted	463,487,059	2,324,706

The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
Years Ended December 31, 2019 and 2018

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Effect of Merger with CBDX			1670			1,670
Reverse Split in 2009	(22,675,294)	-	(8,592,115)	7,386,026	(6,998)	(1,213,087)
Net income for the period					(5,710)	(5,710)
Balance at December 31, 2018	2,324,706	0	$1,693	$7,645,367	$(7,651,368)	$(4,308)
Issuance of common stock to settle debt	10,000,000		100			100
Issuance of common stock for preferred shares conversion	900,000,000		9,000			9,000
Issuance of common stock for employee compensation	10,000,000		100			100
Preferred shares issued and outstanding		100,000	10			10
Effect of Merger with CBDX			303	180,746		181,049
Net (income) loss for the period					(149,682)	(149,682)

Balance, December 31, 2019	922,324,706	100,000	$11,206	$7,826,113	$(7,801,050)	$36,268

The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CASHFLOWS
Years Ended December 31, 2019 and 2018

	DECEMBER 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income (Loss)	$(143,944)	$(5,710)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Account Receivable	(8,620)
Other Accrued Liabilities	(800)	(800)

Net Cash Flows Used in Operating Activities	(153,364)	(6,510)

Net Cash Flows from Investing Activities
Furniture and Equipment	(12,326)
Fixed Assets	(5,224)
Other investments	(41,579)
New Cash Flows Used in Investing Activities	(59,129)	-

Net Cash Flows from Financing Activities
Loan from related parties	37,458	903
Common Stock	303	1,070
Additional Paid-In Capital	189,956	5,730
Net losses (gains) Investments	(5,738)	-

New Cash Flows from Financing Activities	221,978	7,703

Net Change in Cash:	9,485	1,193
Beginning cash:	1,393	200
Ending Cash:	$10,878	$1,393

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$405	$-
Cash paid for tax	$1,618	$-

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable	$-	$-
Shares issued to settle accruals - related parties	$100	$-

The accompanying notes are an integral part of these audited financial statements

NOTE 1. NATURE OF OPERATIONS

Nature of Business

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) operates and manages a portfolio of biopharmaceutical, agricultural and "pure-play" CBD assets that are (or could be) vertically integrated and "2018 Farm Bill" compliant in the United States of America.  Kid Castle engages in rollup and consolidation of CBD and Biopharma assets and operations.  The Company seeks to standardize the pharmaceuticals and non-pharmaceutical CBD products formulation and applications across the CBD market in the United States of America

The current structure of the Company resulted from a purchase of voting control of the Company by Cannabinoid Biosciences, Inc. (CBDZ), which CBDZ spun out to its shareholders prior to becoming an operating subsidiary of Kid Castle.

After the closing of the transaction, Cannabinoid Biosciences, Inc.’s board voted to spin the shares out to its shareholders.  Cannabinoid Biosciences, Inc. itself was then sold to the Company to become its operating subsidiary.

We used the acquisition of method of accounting for acquisition of subsidiaries by the Group method to account for the purchase of Cannabinoid Biosciences, Inc. The cost of the acquisition was measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange.

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

On March 29, 2010, the Company which has been a public reporting company registered with the Securities Exchange Commissioner (“SEC”), filed Form 15D, Suspension of Duty to Report.  As a result of filing Form 15D, the Company was no longer required to file any SEC forms since March 29, 2010.  Similarly, on March 22, 2011, the company voluntarily dissolved its Florida registration with intention to simultaneously incorporate in Delaware and convert into a Delaware corporation.   The Company has been dormant since March 22, 2011and non-operating since March 29, 2010 until the October 21, 2019 transaction.

On October 21, 2019, the company sold one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the company for $55,000 to Cannabinoid Biosciences, Inc., a California corporation. The issuance of the preferred shares to Cannabinoid Biosciences, Inc gave to Cannabinoid Biosciences, Inc, the controlling vote to control and dominate the affairs of the company.

Cannabinoid Biosciences, Inc. (“CBDZ”), a California corporation was incorporated on May 6, 2014, to operate as a biotechnology and specialty pharmaceutical holding company that engages in the discovery, development, and commercialization of cures and novel therapeutics from proprietary cannabinoid, cannabidiol, endocannabinoids, phytocannabinoids, and synthetic cannabinoids product platform suitable for specific treatments in a broad range of disease areas. CBDZ engages in biopharmaceutical research and development operation with aim of identifying viable drug candidates to go into clinical trials and if successful, be submitted to the FDA for approval.   Because the Company is young and has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to bring an industry-wide reform as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

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

The acquisition of control by Cannabinoid Biosciences, Inc. transformed our business model by incorporating the business plan of CBDZ whose stated intention was to merge into Kid Castle in a transaction that would make CBDZ a subsidiary of Kid Castle.  This acquisition brought the Company into the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet  specific medical needs.

The Company (“CBDZ and KDCE” or “KDCE” or “CBDZ”) will prioritize establishment of CBD process control, protocols, and formulations standardization.  The Company will step up and pioneer the process to standardize and reorganize this market, establish process control (benchmarks and protocols), and create formulation standards for the CBD industry. Through Kid Castle, CBDZ seeks to control the production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States.  Our process standardization would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

Kid Castle is a biopharmaceutical and agricultural holding company that seeks to standardize the pharmaceuticals and non-pharmaceutical CBD products formulation and applications across the CBD market in the United States of America. In addition, Kid Castle seeks to engage in the discovery, development and commercialization of cures and novel therapeutics from proprietary cannabinoid, cannabidiol, endocannabinoids, phytocannabinoids, and synthetic cannabinoids product platform for specific treatments in a broad range of disease areas.

Because the Company has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to bring an industry-wide reform as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have little or insignificant operating revenue and no income for the year ended December 31, 2019. We reported net loss of $149,682 and an accumulated deficit of $7,801,050 as of December 31, 2019. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2019 and December 31, 2018:

	Percent	31-Dec-19	31-Dec-18

Federal statutory rates	34%	$(2,652,357)	$(2,601,465)
State income taxes	5%	(390,052)	(382,568)
Permanent differences	-0.5%	39,005	38,257
Valuation allowance against net deferred tax assets	-38.5%	3,003,404	2,945,777
Effective rate	0%	$-	$-

At December 31, 2019 and December 31, 2018, the significant components of the deferred tax assets are summarized below:

	31-Dec-19	31-Dec-18
Deferred income tax asset
Net operation loss carryforwards	7,801,050	7,651,368
Total deferred income tax asset	3,042,409	2,984,034
Less: valuation allowance	(3,042,409)	(2,984,034)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2019 and December 31, 2018, a valuation allowance of  $3,042,409 and  $2,984,034 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $3,042,409 as at December 31, 2019 increased by $58,375 compared to December 31, 2018 of $2,984,034, as a result of the Company generating additional net operating losses of $149,682.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2019 and 2018.

The Company has net operating loss carry-forwards of approximately $7,801,050. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2019 and 2018, we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 and 1,000,000 shares of preferred stock were issued and outstanding during the years ended December 31, 2019 and 2018 respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 and 100,000,000 shares of common stock with a par value of $0.00001 as at December 31, 2019 and 2018 respectively.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2019 is as follows:

Frank Igwealor, CPA, CMA, JD, MBA, MSRM is a financial manager with broad technical and management experience in accounting, finance, and business advisory as a principal partner at Goldstein Franklin, Inc. since November 2011.  Mr. Igwealor is a Certified Financial Manager, Certified Management Accountant, and Certified Public Accountant.  Before Goldstein Franklin, Mr. Igwealor was the Sr. Vice President and CFO of Los Angeles Neighborhood Housing between May 2007 and October 2011.

During the sixteen years prior to his joining Los Angeles Neighborhood Housing as the chief financial officer, Mr. Igwealor worked in various financial management, accounting, strategic planning, risk management, restructuring, recapitalization and turnaround capacities for various big and small businesses where he helped save or preserve about 252 American jobs that would have otherwise been lost through liquidations.

Mr. Igwealor’s business and professional experience include:

(a)     7/2007 to 10/2011 - SVP & CFO at Los Angeles Neighborhood Housing, Inc., one of Los Angeles largest affordable housing nonprofit agency.

(b)     11/2004 to 2015 – President and CEO of Igwealth Franklin, Inc., a Los Angeles private equity firm

(c)     03/2008 to present – Director at Poverty Solutions, Inc., a Los Angeles based nonprofit that designs and deploys programs that help low income families divest poverty through education, employment, and entrepreneurship.

(d)     11/2006 to 04/2007 – Assistant Controller at SDI Media Group, a Culver City, CA based translation and dubbing company.

(e)     03/2006 to 09/2006 – SEC Financial reporting analyst at OSI Systems, Inc., a Hawthorne CA based manufacturer.

(f)      11/2003 to 11/2004 – Financial Advisor at Morgan Stanley

Over the past 26 years in accounting and finance, Mr. Igwealor has always operated on the premise that a country’s most valuable asset is her human capital – and that job creation is the essential element to a true and sustainable economic and prosperity.

During the past five years, Mr. Igwealor held the following directorships:

  Poverty Solutions, Inc.  – March 2008 to Present.
  Los Angeles Community Capital – April 2012 to Present.
  American Community Capital, LP.  – August 2013 to Present.
  Goldstein Franklin, Inc. – April 2012 to Present.

5.       Kid Castle Educational Corporation since October 2019

6.       GiveMePower Corporation since December 2019

Mr. Igwealor’s professional education includes (1) BA in Accounting from Union Institute & University; (2) BA in Economics from Union Institute & University; (3) MBA finance from California State University, Dominguez Hills; (4) Masters in Risk Management at New York University (in progress); and (5) Juris Doctor from Southwestern School of Law.

The company believes that someone with finance and accounting expertise as Mr. Igwealor would be invaluable to the company’s need of identifying the right acquisition candidates as well as performing due diligence on those targets.

Ms. Patience C. Ogbozor, Director: Ms. Ogbozor is the President and CEO of Cannabinoid Biosciences since November 2018.  Ms. Ogbozor is a Director of the Company. Ms. Ogbozor also serves as a director at Goldstein Franklin Inc., Kid Castle Educational Corporation, Video Rivers Networks, Inc. and Opportunity Zone Capital LLC. Prior to joining the company’s board, Ms. Ogbozor was with New Haven Pharmacy, Abuja, from 2013 to 2015.

During the past five years, Ms. Ogbozor held the following directorships:

1.       Ms. Ogbozor has been serving as director Goldstein Franklin Inc. since June 1, 2015.

2.       Kid Castle Educational Corporation since October 2019

3.       GiveMePower Corporation since December 2019

4.       Opportunity Zone Capital LLC since February 18, 2020

Dr. Solomon KN Mbagwu, Chairman:  Solomon KN Mbagwu, MD, is a Director of the Company.  Dr. Mbagwu joined the Company’s board of directors in October 2019.  Dr. Mbagwu is a medical practitioner in Los Angeles, California.  In the last twenty four years, Dr. Mbagwu has owned and operated two medical clinics in South Los Angeles.  Prior to starting and running his own clinics, Dr. Mbagwu has over ten years of experience in community healthcare management; delivering babies and performing numerous obstetrical and gynecological surgeries while working at Centinela Hospital in Inglewood and other community health centers across Los Angeles County.   Dr. Mbagwu graduated from the University Of California, San Francisco, School Of Medicine in 1979.  Since finishing his residency at King Drew Medical Center, Los Angeles, in 1983, Dr. Mbagwu has actively practiced medicine in Los Angeles County.  Dr. Mbagwu is certified by the Board of Obstetrics and Gynecology since 1988.    During the past five years, Dr. Mbagwu held the following directorships:

  Board of Obstetrics and Gynecology at Centinela Hospital in Inglewood – March 2010 to Present.
  K N Solomon Mbagwu MD – July 1994 to Present.
  American Renaissance Capital, Inc. – June 2014 to present

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.   Officers are elected annually by the board of directors and serve at the discretion of the board.

Family Relationships

Except for Patience and Frank who have spousal relationship, none of our directors are related to any of our other directors and none have any pending legal claims or litigation against them.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, will require our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Mr. Igwealor has filed all required reports under Section 16(a) of the Exchange Act.

Board Committee

The Company does not have a formal Audit Committee, Nominating Committee and Compensation Committee. As the Company’s business expands, the directors will evaluate the necessity of an Audit Committee.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
•	compliance with applicable laws, rules and regulations,
•	the prompt reporting violation of the code, and
•	accountability for adherence to the code.

Our adopted a code of ethics applies to all our directors, officers and employees.   Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

We will provide our code of ethics in print without charge to any stockholder who makes a written request to Frank I Igwealor, our President, Chief Executive Officer and Chief Financial Officer, at Kid Castle Educational Corporation, 370 Amapola Ave., Suite 200A, Torrance, CA 90501.   Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors.   Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

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

As at March 31, 2020, only Mr. Igwealor has received compensation in form of a hire-on bonus of 10 million shares of our common stock.    The Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company in October 2019.

Elements to Executive Compensation

The Company’s executive compensation program is designed to attract and retain executives responsible for the Company’s long-term success, to reward executives for achieving both financial and strategic company goals and to provide a compensation package that recognizes individual contributions as well as overall business results. The Company’s executive compensation program also takes into account the compensation practices of companies with whom Kid Castle Educational Corporation competes for executive talent.

The two components of the Company’s executive compensation program are base salary and annual discretionary bonuses. The base salary is fixed but the annual discretionary bonuses are tied to criteria such as the executive performance on the job as judged by the board of directors, the company performance measured by profitability, and prevailing industry practice which is controlled by the executive’s job competitiveness.  Overall compensation is intended to be competitive for comparable positions at peer companies.

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

Performance targets related to the payment of our executive compensation include (1) amount of capital raised for the Company, (2) revenue generated, (3) number of viable acquisition targets identified, and (4) total profitability of the Company in general.

Currently, the primary quantifiable measurement of operational excellence for the Company is the achievement of profitability, which is directly related to increasing annual revenue.

Executives’ annual performance evaluations are based in part on their achievement of the aforementioned goals and in part on revenue targets that may be established by the Board of Directors at the beginning of each fiscal year. The Board of Directors has not set a specific revenue goal for the award of bonuses since 2018. The Company currently does not have a defined non-equity incentive plan in place for its named executives. Instead, the disinterested members of the Board of Directors determine if any annual discretionary bonuses should be awarded to named executives in conjunction with the named executives’ annual performance evaluations. As indicated in the table below, during the last three fiscal years, the Board of Directors has not elected to award any annual discretionary bonuses to any named executives.

Apart from the Hire-on bonus paid to Mr. Igwealor, we have not paid out any basic salaries of performance bonuses to any of our officers, employees or directors in 2019 and 2018.

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

Governance practices concerning compensation. The Board of Directors plans to implement a number of procedures that the Board would follow to ensure good governance concerning compensation. These include setting CEO and CFO salaries, authorizing the CEO or the CFO to determine the salaries of presidents and vice presidents, establishing annual goals for the Company, reviewing proposals for stock incentive plans, exercising fiduciary responsibilities over retirement plans, overseeing management development and succession planning, and keeping adequate records of the activities. With the above plan, we believe that we would be ready to hit the ground running once the Company has generated enough capital to start payroll and other compensation.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2019 and 2018, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Mr. Frank I Igwealor	2019	0	—	100	(i)	—	—	—	100	(ii)	100
Chair, CEO, CFO	2018	0	—	—		—	—	—	0		0
	2017	0	—	—		—	—	—	0		0

Notes:

(i)	A hire-on bonus of 10,000,000 shares issued to Mr. Igwealor.

(ii)

The fair market value of the stock awarded to Mr. Igwealor was uncertain because the stock is currently trading on the pink sheet and is illiquid.  However, for accounting purposes, the Company used the par value of $0.00001 to calculate recognition of employment expenses in the amount of $100 for the award.

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

Title of Class		Name of Beneficial Owner	Amount and Nature	Percent of Class (1)
			of Beneficial
			Ownership

Preferred stock	(a)	Cannabinoid Biosciences, Inc(2)	100,000	9.78%

Common stock	(b)	Cannabinoid Biosciences, Inc(2)	400,000,000	39.13%
Common stock	(b)	Goldstein Franklin, Inc.	224,869,273	22.00%
Common stock	(b)	Dr. Solomon Mbagwu, MD	125,926,793	12%
Common stock	(b)	Frank I Igwealor	44,973,855	4.40%
Common stock	(b)	Poverty Solutions, Inc.	26,984,313	2.64%
Common stock	(b)	Patience C Ogbozor	22,486,927	2.20%
Common stock	(c)	Directors and officers as a group	845,241,161	82.68%

NOTES:

(1)     Based on 922,324,706 shares of common stock, and 100,000 preferred stock (convertible to 100 million shares of common stock) outstanding as at December 31, 2019.

(2)     In December, 2019, the board of directors of Cannabinoid Bioscience, Inc. voted to distribute all of KDCE in its holding to its shareholders.  Effectively, as at 12/31/2019, Cannabinoid Biosciences, Inc. was holding those shares in trust for its shareholders.

(3)     Goldstein Franklin, Inc. is controlled by Mr. Igwealor and Ms. Ogbozor

(4)     Mr. Igwealor is a member of Poverty Solutions’ governing board and represents its interest on Kid Castle’s board.

(5)     The address is 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO	DESCRIPTION
3.5**	Bylaws of the Registrant adopted in 2019.
2.01**	Securities Purchase Agreement.
3.1*	Article of incorporation
21.1*	List of subsidiaries of the Registrant.
10.1***	SIGN-ON BONUS AGREEMENT
10.2***	PREFERRED SHARE CONVERSION AGREEMENT
10.3***	CONVERTIBLE NOTES CONVERSION
10.4***	PREFERRED SHARE CONVERSION AGREEMENT
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certifications of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Previously filed with the Commission alongside Form 10-12g registration filed on June 11, 2020

*** Previously filed with the Commission alongside 8-K filed on November 14, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2020	KID CASTLE EDUCATIONAL CORPORATION

	By:	/s/ Frank I Igwealor
		Name:	Frank I Igwealor
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor Frank I Igwealor	Chief Executive Officer, Chief Financial Officer, President, Director	August 14, 2020
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

Date: August 14, 2020

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

 Date: August 14, 2020

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

Date: August 14, 2020	By: /s/ Frank I Igwealor
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