Form 10-Q
period 2020-03-31
KID CASTLE EDUCATIONAL CORP
filed 2020-09-04
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 333-39629

KID CASTLE EDUCATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2549529
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

370 Amapola Ave., Suite 200A, Torrance California	90501
(Address of principal executive offices)	(Zip Code)

310-895-1839

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2020, there were 922,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	For the three months ended March 31, 2020 (unaudited)	December 31, 2019 (audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$8,750	$10,878
Other Current Assets	8,620	8,620
Total Current Assets	17,370	19,498

Fixed Assets	17,550	17,550
Other Assets	-	41,579
Total Assets	$34,921	$78,628

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts Payable	$800	$800
Accruals - Related Parties	119	-
Loans – Unrelated Parties	25,694
Loans – Related Parties	22,811	41,559
Total Current Liabilities	49,424	42,359
Total Liabilities	49,424	42,359

Shareholders' Deficit
Preferred stock, $.000001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding	10	10
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 922,324,706 issued and outstanding as at December 31, 2019 and March 31, 2020 respectively	11,196	11,196
Additional Paid-In Capital	7,826,113	7,826,113
Accumulated Deficit	(7,851,822)	(7,801,050)
Total Shareholders' Equity	(14,503)	36,269
Total Liabilities and Shareholders' Deficit	$34,921	$78,628

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2020	2019

REVENUE	$-	$—

COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Selling, general and administrative	15,497	12,050
Marketing and Advertising	10,525	5,473
Depreciation and Amortization		-
Salaries and wages	3,497	11,608
Professional fees	21,253	1,781

Total Operating Expenses	50,772	30,912

OPERATING PROFIT/LOSS	(50,772)	(30,912)

OTHER INCOME
		-

INCOME (LOSS) BEFORE TAXES	(50,772)	(30,912)

TAXES	-	-

NET INCOME (LOSS)	$(50,772)	$(30,912)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00006)	$(0.00007)

Weighted Average Common Shares Outstanding: Basic and Diluted	922,324,706	463,487,059

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Effect of Merger with CBDX		1670			1,670
Reverse Split in 2009	(22,675,294)	(8,592,115)	7,386,026	(6,998)	(1,213,087)
Net income for the period				(5,710)	(5,710)
Balance at December 31, 2018	2,324,706	$1,693	$7,645,367	$(7,651,368)	$(4,308)
Issuance of common stock to settle debt	10,000,000	100			100
Issuance of common stock for preferred shares conversion	900,000,000	9,000			9,000
Issuance of common stock for employee compensation	10,000,000	100			100
Cumulative Restructuring adjustment
Effect of Merger with CBDX		313	180,746		181,059
Net (income) loss for the period				(149,682)	(149,682)

Balance, December 31, 2019	922,324,706	$11,206	$7,826,113	$(7,801,050)	$36,268

Net (income) loss for the period				(50,772)	(50,772)

Balance, March 31, 2020	922,324,706	$11,206	$7,826,113	$(7,851,822)	$(14,504)
The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOWS

	For the three months ended March 31,
	2020		2019
Cash Flows from Operating Activities:
Net Income (Loss)		$(50,772)		$(30,912)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Other Accrued Liabilities		119		-
Net Cash Flows Used in Operating Activities		(50,653)		(30,912)

Net Cash Flows from Investing Activities
Other investments		41,579		(1,541)
New Cash Flows Used in Investing Activities		41,579		(1,541)

Net Cash Flows from Financing Activities
Loan from related parties		(18,748)		(14,628)
Common Stock		-		301
Additional Paid-In Capital		-		51,799
Primetrust Fundamerica		25,694		-

New Cash Flows from Financing Activities		6,946		37,472

Net Change in Cash:		(2,128)		5,019
Beginning cash:		10,878		1,393
Ending Cash:		$8,750		$6,412

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest		$488		$344
Cash paid for tax		$-	$

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable		$-		$-
Shares issued to settle accruals - related parties	$		$

The accompanying notes are an integral part of these consolidated financial statements

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

The acquisition of control by Cannabinoid Biosciences, Inc. transformed our business model by incorporating the business plan of CBDZ whose stated intention was to merge into Kid Castle in a transaction that would make CBDZ a subsidiary of Kid Castle.  This acquisition of control brought the Company into the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet the specific needs financial products in form of asset-backed loans, business property mortgages and other financial products to qualified individuals/businesses in the legal-CBD businesses.

Henceforth, the Company will prioritize establishment of CBD process control, protocols, and formulations standardization.  The Company will step up and pioneer the process to standardize and reorganize this market, establish process control (benchmarks and protocols), and create formulation standards for the CBD industry. Through Kid Castle, CBDZ seeks to control the production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States. CBDZ’s goal is to bring standardization to the CBD industry, the same way that John D Rockefeller’s Standard Oil brought standardization to crude refining in the United States in the nineteenth century.  Our process standardization would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have little or insignificant ongoing business or income and for the three months ended March 31, 2020, we reported $0.00 income and an accumulated deficit of $7,851,822 as of March 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2020 and December 31, 2019 we did maintain $8,750 and $10,878.00 balance of cash equivalents respectively.

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

During the  three months ended March 31, 2020 or 2018, the Company did recognized revenue of $6,189 and $0.00 respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the three months ended March 31, 2020, the Company did recognized advertising costs of $10,525 compared to $5,473 it spent in three months ended March 31 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended March 31, 2020.

Subsequent Events:

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from January 1, 2020 to April 02, 2020.  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings the years ended  March 31, 2020 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company has no real property and do not presently owned any interests in real estate. In January 2019, the Company entered into lease agreement with Poverty Solutions Inc., to lease office space at $2,400 - $550 per month.  As at March 31, 2020, the Company has spent a total of $22,476 on rent which was paid to Poverty Solutions to sublet office space for the company operations.   The Company’s executive, administrative and operating offices are located at 370 Amapola Ave, Suite 200A, Torrance, CA 90501.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations during the three months ended March 31, 2020.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2020 and December 31, 2019 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended March 31, 2020 and December 31, 2019:

	Percent	31-Mar-20	31-Dec-19

Federal statutory rates	34%	$(2,669,619)	$(2,652,357)
State income taxes	5%	(392,591)	(390,052)
Permanent differences	-0.5%	39,259	39,005
Valuation allowance against net deferred tax assets	-38.5%	3,022,951	3,003,404
Effective rate	0%	$-	$-

At March 31, 2020 and December 31, 2019, the significant components of the deferred tax assets are summarized below:

	31-Mar-20	31-Dec-19
Deferred income tax asset
Net operation loss carryforwards	(7,851,822)	(7,801,050)
Total deferred income tax asset	3,062,210	3,042,409
Less: valuation allowance	(3,062,210)	(3,042,409)
Total deferred income tax asset	$-	$-

The Company has recorded as of March 31, 2020 and December 31, 2019, a valuation allowance of  $3,062,210 and  $3,042,409 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $3,062,210 as at March 31, 2020 increased by $56,138 compared to December 31, 2019 of $3,042,409, as a result of the Company generating additional net operating losses of $50,772.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2019 and 2018.

The Company has net operating loss carry-forwards of approximately $7,851,822. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of  March 31, 2020 and December 31, 2019 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 and 1,000,000 shares of preferred stock were issued and outstanding as at March 31, 2020 and December 31, 2019 respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 and 100,000,000 shares of common stock with a par value of $0.00001 as at March 31, 2020 and December 31, 2019 respectively.

Three months ended March 31, 2020

The Company has issued 922,324,706 and 2,324,706 shares of our common stock to more than 2,500 shareholders as at March 31, 2020 and December 31, 2019 respectively.

Warrants

No warrants were issued or outstanding as at March 31, 2020 and December 31, 2019 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after August 5 through the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,”“estimate,”“expect,”“project,”“intend,”“plan,”“believe,”“will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein, and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

The following discussion highlights Kid Castle results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited Financial Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

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

Strategy

The acquisition of control by the shareholders of Cannabinoid Biosciences, Inc. and subsequent rollup of CBDZ into the Company transformed our business model by incorporating the business plan of CBDZ whose stated intention was to merge into Kid Castle in a transaction that would make CBDZ a subsidiary of Kid Castle.  This acquisition brought the Company into the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet specific medical.

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

Competition

Our business is highly competitive.   We are in direct competition with more established biopharmaceutical companies, private equity firms, private investors and management companies.   Many management companies offer similar products and services for business rollups and consolidations.  We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out acquisition, operations and restructuring efforts.  These competitors may have competitive advantages, such as greater name recognition, larger capital-base, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging opportunities and changes in customer requirements or devote greater resources to the development, acquisition and promotion.

Increased competition could result in us failing to attract significant capital or maintaining them.  If we are unable to compete successfully against current and future competitors, our business and financial condition may be harmed.

We hope to maintain our competitive advantage by keeping abreast of market dynamism that is face by our industry, and by utilizing the experience, knowledge, and expertise of our management team.   Moreover, we believe that we distinguish ourselves in the ways our model envisaged transformation of businesses.

Government Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses.   However, we may be subject to the rules governing acquisition and disposition of businesses, real estates and personal properties in each of the state where we have our operations.  We may also be subject to various state laws designed to protect buyers and sellers of businesses.   We cannot predict the impact of future regulations on either us or our business model.  Once we commence our biopharmaceutical operations, we would be subject to many regulations that apply to pharmaceutical and medical industry participants.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property.   We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of March 31, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

The Company has no written employment contract or agreement with any person. Currently, we are not actively seeking additional employees or engaging any consultants through a formal written agreement or contract. Services are provided on an as-needed basis to date. This may change in the event that we are able to secure financing through equity or loans to the Company.  As our company grows, we expect to hire more full-time employees.

Results of Operations

Results of Operations for the Three Months ended March 31, 2020, as Compared to same Period of  March 31, 2019

Revenues ― The Company recorded $0 in revenue for the three months ended March 31, 2020 as compared to $0.00 for the same period of March 31, 2019.

Operating Expenses ― Total operating expenses for the three months ended March 31, 2020 was $50,772 as compared to $30,912 for the three months ended March 31, 2019, due to increased operating activities during the period ended March 31, 2020.

Net Loss ― Net loss for three months ended March 31, 2020 was $50,772, as compared to net loss of $30,912 for the three months ended March 31, 2019.

Accumulated Deficit – As at March 31, 2020, we have accumulated deficit of $7,851,822 compared to accumulated deficit of $7,801,050 as at December 31, 2019.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at March 31, 2020, we had $10,879 cash on hand compared to $10,879 as at December 31, 2019.

Other Current Assets – Receivables - as at March 31, 2020, we had $8,620 in account receivable compared to $8,620 as at December 31, 2019.

Other Assets –  As at March 31, 2020, we had $41,579 of investment in a private company compared to $41,579 as at December 31, 2019.

Related parties liabilities - As at December 31, 2019, we had $41,559 balance from advances from related compared to $4,101 as at December 31, 2018.

For the three months period ended March 31, 2020, the Company used $50,653 on operating activities, generated cash of $41,579 from investing activities, and generated $6,946 from financing activities, resulting in a net cash decrease of $2,128 and a cash balance of $8,750 for the period. For the three months period ended March 31, 2019, the Company used cash of $30,912 in operating activities, used cash of $1,541 for investing activities and obtained cash of $37,472 from financing activities, resulting in an increase in cash of $5,019 and a cash balance of $6,412 at the end of that period.

Total Notes Payable for related and unrelated parties increased by $49,424 of which $25,694 was from unrelated parties.

As of March 31, 2020, the Company had a cash balance of $8,750 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity in the past has been cash generated from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan.  To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Based on this definition, we have identified the critical accounting policies and judgments addressed which are described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2020:

●

we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●

we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an independent audit committee of our Board of Directors;

●

insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

●

we continue to outsource the functions of controller on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily related, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

If and when our financial resources allow, we plan to take a number of actions to correct these material weaknesses including, but not limited to, establishing an audit committee of our Board of Directors comprised of three independent directors, hiring a full-time Chief Financial Officer, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of the Chief Executive Officer and the Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

 From time to time we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date of this Registration Statement we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

As of March 31, 2020, except for the complaint listed above, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2020, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

10.1*	Form of Line of Credit Agreement by and between the Company and certain related parties

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID CASTLE EDUCATIONAL CORPORATION

Date: August 11, 2020	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION OF CEO PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Frank I Igwealor, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of KID CASTLE EDUCATIONAL CORPORATION;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Frank I Igwealor
Frank I Igwealor
President and Chief Executive Officer

Date: August 11, 2020

Exhibit 31.2

CERTIFICATION OF CFO PURSUANT TO RULE 13a-14(a) OR 15d-14(a)

OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Frank I Igwealor, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of KID CASTLE EDUCATIONAL CORPORATION;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

/s/ Frank I Igwealor
Frank I Igwealor
Interim Chief Financial Officer

Date: August 11, 2020

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of KID CASTLE EDUCATIONAL CORPORATION (the “Company”) on Form 10-Q for the quarter ended March 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: August 11, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.