Form 10-Q
period 2020-06-30
KID CASTLE EDUCATIONAL CORP
filed 2020-10-20
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020,, there were 922,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2020 (unaudited)	December 31, 2019
ASSETS

Current Assets
Cash and Cash Equivalents	$8,265	$10,878
Other current assets	23,434	8,620
Total Current Assets	31,699	19,498

Fixed Assets	14,683	17,550
Other Assets		41,579
Total Assets	$46,382	$78,628

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$800	$800
Loans – Related Parties	57,523	41,559
Total Current Liabilities	58,323	42,359
Total Liabilities	58,323	42,359

Shareholders' Deficit
Preferred stock, $.000001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding	10	10
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 922,324,706 issued and outstanding as at and June 30, 2020 and December 31, 2019 respectively	11,199	11,196
Additional Paid-In Capital	7,851,804	7,826,113
Retained earnings (deficit)	(7,874,954)	(7,801,050)
Total Shareholders' Deficit	(11,941)	36,269
Total Liabilities and Shareholders' Deficit	$46,382	$78,628

The accompanying notes are an integral part of these unaudited consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative	7,048	6,004	22,546	18,054
Marketing and Advertising	4,081	8,051	14,606	13,524
Depreciation and Amortization	2,867	-	2,867	-
Salaries and wages		6,310	3,497	17,918
Professional fees	9,135	3,004	30,388	4,785

Total Expenses	23,131	23,370	73,904	54,282

OPERATING PROFIT/LOSS	23,131	23,370	73,904	54,282

INCOME (LOSS) BEFORE TAXES	23,131	23,370	73,904	54,282

NET INCOME (LOSS)	$23,131	$23,370	$73,904	$54,282

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00003)	$(0.00003)	$(0.00008)	$(0.00006)

Weighted Average Common Shares Outstanding: Basic and Diluted	922,324,706	922,324,706	922,324,706	922,324,706

The accompanying notes are an integral part of these unaudited consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	$8,592,138	$259,341	$(7,638,660)	$1,212,819

Reverse Split in 2009	(22,675,294)	(8,590,445)	7,386,026	(6,998)	(1,211,417)
Net income for the period				(5,710)	(5,710)
Balance at December 31, 2018	2,324,706	$1,693	$7,645,367	$(7,651,368)	$(4,308)
Issuance of common stock to settle debt	10,000,000	100			100
Issuance of common stock for preferred shares conversion	900,000,000	9,000			9,000
Issuance of common stock for employee compensation	10,000,000	100			100
Effect of Acquisition of CBDX		313	180,746		181,059
Net loss for the period				(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	$11,206	$7,826,113	$(7,801,050)	$36,268

Issuance of stock		3	25,691		25,694
Net loss for the period				(73,904)	(73,904)
Balance, June 30, 2020	922,324,706	$11,208	$7,851,804	$(7,874,954)	$(11,941)

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances – April 1, 2020	922,324,706	11,206	7,826,113	(7,851,822)	(14,504)
Issuance of stock		3	25,691		25,694
Net loss for the period				(23,131)	(23,131)
Balance, June 30, 2020	922,324,706	$11,208	$7,851,804	$(7,874,954)	$(11,941)

The accompanying notes are an integral part of these unaudited consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CASHFLOWS
(unaudited)
	For the six months ended June 30,
	2020		2019
Cash Flows from Operating Activities:
Net Income (Loss)		$(73,904)	$(54,282)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Other Accrued Liabilities		(14,814)	717
Depreciation expense		2,867

Net Cash Flows Used in Operating Activities		(85,850)	(53,565)

Net Cash Flows from Investing Activities
Furniture and Equipment		-	(4,200)
Fixed Assets		-	(6,987)
Other investments		41,579	-
Net Cash Flows Used by Investing Activities		41,579	(11,187)

Net Cash Flows from Financing Activities
Loan from related parties		15,964	387
Common Stock		3	305
Additional Paid-In Capital		25,691	84,795
New Cash Flows from Financing Activities		41,658	85,487

Net Change in Cash:		(2,612)	20,737

Beginning cash:		10,878	1,393

Ending Cash:		$8,266	$22,130

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$		$0
Cash paid for tax		$0	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have little or insignificant ongoing revenue generating business or income and for the six months ended June 30, 2020, we reported $0.00 income and an accumulated deficit of $7,874,954 as of June 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of Six Months or less are considered to be cash equivalents. As of June 30, 2020 and December 31, 2019 we did maintain $8,750 and $10,878.00 balance of cash equivalents respectively.

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

During the six months ended June 30, 2020 or 2019, the Company did recognized revenue of $0.00 for both periods.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the six months ended June 30, 2020, the Company did recognized advertising costs of $14,606 compared to $13,524 it spent in six months ended June 30, 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six months ended June 30, 2020.

Subsequent Events:

Pursuant to ASC 855-10, the Company has evaluated all events or transactions that occurred from January 1, 2020 to April 02, 2020.  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of June 30, 2020 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.   The space is a shared office space, which at the current time is suitable for the conduct of our business.  The Company has no real property and do not presently owned any interests in real estate.  As at June 30, 2020, the Company has spent a total of $11,256 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at June 30, 2020.

NOTE 5. ACCRUALS - RELATED PARTIES

N/A

NOTE 6. LOANS- RELATED PARTIES

N/A

NOTE 7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2020 and December 31, 2019 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of June 30, 2020 and December 31, 2019 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended June 30, 2020 and December 31, 2019:

	Percent	30-Jun-20	31-Dec-19

Federal statutory rates	34%	$(2,677,484)	$(2,652,357)
State income taxes	5%	(393,748)	(390,052)
Permanent differences	-0.5%	39,375	39,005
Valuation allowance against net deferred tax assets	-38.5%	3,031,857	3,003,404
Effective rate	0%	$-	$-

At June 30, 2020 and December 31, 2019, the significant components of the deferred tax assets are summarized below:

	30-Jun-20	31-Dec-19
Deferred income tax asset
Net operation loss carryforwards	7,874,954	7,651,368
Total deferred income tax asset	3,071,232	2,984,034
Less: valuation allowance	(3,071,232)	(2,984,034)
Total deferred income tax asset	$-	$-

The Company has recorded as of June 30, 2020 and December 31, 2019, a valuation allowance of  $3,071,232 and  $3,042,409 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $3,071,232 as at June 30, 2020 increased by $28,823 compared to December 31, 2019 of $3,042,409, as a result of the Company generating additional net operating losses of $73,904.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2019 and 2019.

The Company has net operating loss carry-forwards of approximately $7,874,954. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of  June 30, 2020 and December 31, 2019 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 and 1,000,000 shares of preferred stock were issued and outstanding as at June 30, 2020 and December 31, 2019 respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 and 100,000,000 shares of common stock with a par value of $0.00001 as at June 30, 2020 and December 31, 2019 respectively.

Six months ended June 30, 2020

The Company has issued 922,324,706 and 2,324,706 shares of our common stock to more than 2,500 shareholders as at June 30, 2020 and December 31, 2019 respectively.

Warrants

No warrants were issued or outstanding as at June 30, 2020 and December 31, 2019 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after August 5 through September 30, 2020, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

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

Basis of Presentation

The unaudited financial statements for the period ended June 30, 2020 and audited financial statements for the fiscal year ended December 31, 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these consolidated financial statements. All such adjustments are of a normal recurring nature.

Overview

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

On March 29, 2010, the Company which has been a public reporting company registered with the Securities Exchange Commissioner (“SEC”), filed Form 15D, Suspension of Duty to Report.  As a result of filing Form 15D, the Company was no longer required to file any SEC forms since March 29, 2010.  Similarly, on March 22, 2011, the company voluntarily dissolved its Florida registration with intention to simultaneously incorporate in Delaware and convert into a Delaware corporation.   The Company has been dormant since March 22, 2011 and non-operating since March 29, 2010.

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

The re-incorporation in Delaware, which occurred in January 2019, has placed at risk, voidable and unenforceable, all and any liabilities that may have accrued, including any material agreements the Company may have executed during the period between March 22, 2011 and January 2019.  To the best of our knowledge, no such liabilities that were accrued and no material agreement were entered into by the company during the period between March 22, 2011 and January 2019.  In addition, there could be penalties or legal liabilities that may have accrued as a result of conducting business from 2011 to 2019 without properly registering with any State. To the best of our knowledge, as at September 7, 2020, no such penalties or liabilities has accrued to the company accrued as a result of conducting business from 2011 to 2019 without properly registering with any State. However, there is no guarantee that such penalties or liabilities would not accrue or arise in the future.

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

Because we took control of the Company on October 21, 2019, we have limited knowledge of events that took place prior to October 21, 2019, which was the date that we formally took control of the management of the Company, we relied on information supplied to us by the previous management of the Company and we also relied on their filings with the SEC as shown on the SEC website.

Thus, we knew that the Company filed with the SEC to the suspension of your duty to file SEC reports after March 29, 2010.  We are not aware of the circumstances that led to the decision of the previous management of the Company to seek to stop reporting.  We just knew that the steps taken by the Company was not unusual since several other small reporting companies seems to also take that route when reporting obligation has gotten burdensome to them that the cost / benefit analysis was no longer favorable to those companies.

Our knowledge and understanding of the events that were contained in the Company’s SCHEDULE 13E-3 filing on June 18, 2009 was totally based on the filings themselves which is listed on the SEC website.  We do not have any additional information on that matter or any other occurrence in the Company prior to the filing of the FORM 15-15D.

We only obtained information from the Company previous managers concerning the Company’s failure to re-incorporate in Delaware after termination of their Florida registration.  We were satisfied with their explanation that it was oversight and not deliberate.  We were also satisfied that the Company has been incorporated in Delaware by January of 2019.

Based on the foregoing, investing in the Company may carry additional risk of the unknown or whatever might has occurred in the Company prior to October 21, 2019, which was not reported alongside the Company’s filings shown on the SEC website, which is our primary source of information about the Company’s activities prior to October 21, 2019.

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

The acquisition of control by Cannabinoid Biosciences, Inc. has transformed our business model going forward.   The Company is now focused on the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet specific medical needs.

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

Furthermore, during the last quarter of 2019, we entered into nonbinding Letter of Intent (LOIs) with 5 CBD operations to acquire their businesses. Each of these businesses is producing revenue and each operation is profitable. These five revenue producing and profitable businesses would cost the Company about $33.4 million to consummate the acquisitions.  The five businesses comprise of: (1) a CBD Affiliate Marketplace that would cost $300,000; (2) a Hemp Farm with Real Estate, farms and extraction facilities Colorado and Kentucky which sells for $30,000,000; (3) a Michigan hemp farm with Real Estate and CBD plant which would cost $1,600,000; 4) a North Carolina Hemp grower and CDB technology with real estate selling for $1,300,000; and (5) another CBD Affiliate Marketplace going for $30,000.  With the LOIs in hand, we approached some professional finance guys to help us raise the money for the acquisition. There is no guarantee that we could raise the capital needed for this acquisition or that the sellers would wait for us to raise the capital.

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

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of June 30, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2020, as Compared to same Period of June 30, 2019

Revenues ― The Company recorded $0 in revenue for the Three Months ended June 30, 2020 as compared to $0.00 for the same period of June 30, 2019.

Operating Expenses ― Total operating expenses for the Three Months ended June 30, 2020 was $23,131 as compared to $23,370 for the Three Months ended June 30, 2019.

Net Loss ― Net loss for Three Months ended June 30, 2020 was $23,131, as compared to net loss of $23,370 for the Three Months ended June 30, 2019.

Accumulated Deficit – As at June 30, 2020, we have accumulated deficit of $7,874,954 compared to accumulated deficit of $7,801,050 as at December 31, 2019.

Results of Operations for the Six Months ended June 30, 2020, as Compared to same Period of  June 30, 2019

Revenues ― The Company recorded $0 in revenue for the Six Months ended June 30, 2020 as compared to $0.00 for the same period of June 30, 2019.

Operating Expenses ― Total operating expenses for the Six Months ended June 30, 2020 was $73,904 as compared to $54,282 for the Six Months ended June 30, 2019, due to increased operating activities during the period ended June 30, 2020.

Net Loss ― Net loss for Six Months ended June 30, 2020 was $73,904, as compared to net loss of $54,282 for the Six Months ended June 30, 2019.

Accumulated Deficit – As at June 30, 2020, we have accumulated deficit of $7,874,954 compared to accumulated deficit of $7,801,050 as at December 31, 2019.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at June 30, 2020, we had $8,265 cash on hand compared to $10,879 as at December 31, 2019.

Other Current Assets – Receivables - as at June 30, 2020, we had $23,434   in account receivable compared to $8,620 as at December 31, 2019.

Other Assets –  As at June 30, 2020, we had $0.00 of investment in a private company compared to $41,579 as at December 31, 2019.

Related parties liabilities - As at December 31, 2019, we had $57,523 balance from advances from related compared to $41,559 as at December 31, 2019.

For the Six Months period ended June 30, 2020, the Company used $85,850 on operating activities, generated cash of $41,579 from investing activities, and generated $41,658 from financing activities, resulting in a net cash decrease of $2,612 and a cash balance of $8,266 for the period. For the Six Months period ended June 30, 2019, the Company used cash of $55,565 in operating activities, used cash of $11,187 for investing activities and obtained cash of $85,487 from financing activities, resulting in an increase in cash of $20,737 and a cash balance of $22,130 at the end of that period.

Total Notes Payable to related parties increased by $57,523.

As of June 30, 2020, the Company had a cash balance of $8,266 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2020, except for the complaint listed above, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the Six Months ended June 30, 2020, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the Six Months ended June 30, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

KID CASTLE EDUCATIONAL CORPORATION

Date: August 25, 2020	By:	/s/ Frank I Igwealor
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

Date: August 25, 2020

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

Date: August 25, 2020

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of KID CASTLE EDUCATIONAL CORPORATION (the “Company”) on Form 10-Q for the quarter ended June 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: August 25, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.