Form 10-K/A
period 2019-12-31
KID CASTLE EDUCATIONAL CORP
filed 2020-11-30
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A3

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

EXPLANATORY NOTE

The Company is providing this amendment to update certain disclosure information regarding the suspension of trading placed on the Company stock by the US Securities and Exchange Commission (SEC) on January 21, 2020.

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

When we use the terms “Kid Castle,” “KDCE,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Delaware corporation.

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) intends to operate and manage biopharmaceutical, agricultural and "pure-play" CBD assets that are (or could be) vertically integrated and "2018 Farm Bill" compliant in the United States of America. Kid Castle engages in rollup and consolidation of CBD and Biopharma assets and operations.  The Company seeks make and sell pharmaceuticals and non-pharmaceutical CBD products across the United States of America.    A “Farm Bill” compliant business is one that strictly cultivates and utilizes “hemp” as specified by the Bill.  The 2018 Farm Bill legalized production of hemp for all … allowing for full-scale commercial production of hemp as provided in the Bill.  https://www.ams.usda.gov/sites/default/files/HempExecSumandLegalOpinion.pdf.  The CBD market in the United States is young and very fragmented, lack established process control and protocols and is yet to establish formulations standardization.  Above problem added to the Company’s limited resources, could frustrate the Company goals and business plan as contemplated.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

The current structure of the Company resulted from a purchase of voting control of the Company by Cannabinoid Biosciences, Inc. (CBDZ), which CBDZ spun out to its shareholders prior to becoming an operating subsidiary of Kid Castle.

After the closing of the transaction, Cannabinoid Biosciences, Inc.’s board voted to spin the shares out to its shareholders.  Cannabinoid Biosciences, Inc. itself was then sold to the Company to become its operating subsidiary.  The Company bought 96% of outstanding shares of voting common stocks of Cannabinoid Biosciences, Inc. for $1.00.  The primary reason for the acquisition was to help the Company to gain entrance into the CBD industry.

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

The re-incorporation in Delaware, which occurred in January 2019, has placed at risk, voidable and unenforceable, all and any liabilities that may have accrued, including any material agreements the Company may have executed during the period between March 22, 2011 and January 2019.  To the best of our knowledge, no such liabilities that were accrued and no material agreement were entered into by the company during the period between March 22, 2011 and January 2019.  In addition, there could be penalties or legal liabilities that may have accrued as a result of conducting business from 2011 to 2019 without properly registering with any State. To the best of our knowledge, as at November 27, 2020, no such penalties or liabilities has accrued to the company accrued as a result of conducting business from 2011 to 2019 without properly registering with any State. However, there is no guarantee that such penalties or liabilities would not accrue or arise in the future.

On January 21, 2020, we received notification about their decision to suspend trading in the securities of “Kid Castle Education Corporation (“KDCE” or “the company”) (CIK No. 1049011) due to questions and concerns about: (1) the adequacy and accuracy of publicly available information concerning KDCE’s current corporate control and its operations in the marketplace, including in filings with the Commission made on October 25, November 5, November 14, November 18, and November 27, 2019, as amended on December 6, 2019; and (2) recent, unusual and unexplained market activity in the company’s stock, including, but not limited to, activity between October 25 and October 28, 2019.”

Upon the receipt of the notification, we called the number listed on the letter to speak with the SEC staff listed.  We explained to them that our involvement with KDCE started on October 21, 2019 when gained control of KDCE, and that prior to that date, neither us nor any of our officers and shareholders own or sold shares of KDCE. We did not have any idea or information about whatever happened with KDCE and its common stock until October 21, 2019.  We explained that by the time on the unusual price movement in the stock, we did not even have access to the shareholders’ list and none of our officers or directors have any shares of KDCE to sell.  We spoke to three staff who told us to wait for a formal request from their office.

We received the form letter from the Division of Enforcement on February 18, 2020 to immediately preserve, and voluntarily provide them with, the information and documents listed on the request.  We promptly complied with the request, gathered all the requested information and documents and submitted them to the SEC Division of Enforcement on March 2, 2020.

None of our current officers owned shares of KDCE prior to, and immediately after the transaction of October 21, 2019.  None of our officers sold shares of KDCE during the period in question.  Due diligence performed by our current officers and directors with respect to the acquisition of control of KDCE was limited to reading KDCE’s previously filed information on the SEC website. Our current officers and directors have no hand in the formation and corporate history until October 21, 2019.  Our current officers and directors did not own of trade shares, or participate in the events leading to the suspension order.

Except for the hours put in by our CEO, Mr. Frank Igwealor, we expend no other material amount of resources on matters related to this issue.  We do not expect to expend any material amount of resources on this issue because we call the staff after submitting the information and documents requested and one of them assured that they would reach out to us again if they need any additional information.

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

Business Overview

The acquisition of control by Cannabinoid Biosciences, Inc. has transformed our business model going forward.   The Company is now focused on the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet specific medical needs. A “Farm Bill” compliant business is one that strictly cultivates and utilizes “hemp” as specified by the Bill.  The 2018 Farm Bill legalized production of hemp for all… allowing for full-scale commercial production of hemp as provided in the Bill.  https://www.ams.usda.gov/sites/default/files/HempExecSumandLegalOpinion.pdf.

The CBD market in the United States is young and very fragmented, lack established process control and protocols, and is yet to establish formulations standardization.

The Company would seeks to control the manufacturing/production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States by controlling process through steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

The CBD market in the United States is young and very fragmented, lack established process control and protocols and is yet to establish formulations standardization.  Above problem added to the Company’s limited resources, could frustrate the Company goals and business plan as contemplated.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

As at the date of this filing, the Company does not currently, nor does it intend, in the future to, maintain an ownership interest in any cannabis growing, marijuana dispensaries or production facilities. The Company only targets businesses that are focused on Hemp-based CBD products, which are “Farm Bill” compliant. The Company does not grow, process, own, handle, transport, or sell cannabis or marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws.  A “Farm Bill” compliant business is one that strictly cultivate and utilize “hemp” as specified by the Bill.  The 2018 Farm Bill legalized production of hemp for all … allowing for full-scale commercial production of hemp as provided in the Bill.  https://www.ams.usda.gov/sites/default/files/HempExecSumandLegalOpinion.pdf

In late 2019, the Company through its subsidiary CBDZ, acquired two CBD marketplaces (websites for e-commerce) that it intends to further develop and monetize in the near future.  One of the two marketplaces, www.cbdhempextra.com is down and awaiting updates, the second marketplace, www.cannabidiolhemp.net is up and running but has not been monetized and is currently generating no revenue.  We believe that lots of development work is still needed before we could monetize the site.

We anticipate that once operational, these marketplaces would start conducting CBD products referral in which CBD manufacturers would pay the Company for referring customers.  We anticipate the marketplaces to become functional and revenue generating within 18 months of us having the capital to staff our e-commerce department.  We believe that the cost of staffing e-commerce department of two staff would cost $135,000 annually based on the going rate for webmasters in Southern California.

While operating a CBD marketplace is important to our business plan, it is not a deal breaker.  In our acquisition plan, we intend to buy and consolidate viable revenue-generating CBD websites with a goal of consolidating and growing them.

Furthermore, during the last quarter of 2019, we entered into nonbinding Letter of Intent (LOIs) with 5 CBD operations to acquire their businesses. None of these businesses sells or manages cannabis-related or marijuana related products.  The businesses are focused on “Farm Bill” compliant Hemp-based CBD products.  A “Farm Bill” compliant business is one that strictly cultivate and utilize “hemp” as specified by the Bill.  The 2018 Farm Bill legalized production of hemp for all… allowing for full-scale commercial production of hemp as provided in the Bill.  https://www.ams.usda.gov/sites/default/files/HempExecSumandLegalOpinion.pdf.  Each of these businesses is producing revenue and each operation is profitable. These five revenue producing and profitable businesses would cost the Company about $33.4 million to consummate the acquisitions.  The five businesses comprise of: (1) a Colorado based CBD Affiliate Marketplace, which is a website that sells but does not manufacture CBD products, this website would cost the Company $300,000 to acquire; (2) a company that is owner of Hemp farms and extraction facilities Colorado and Kentucky, the seller owns the real estate on which the farms and extraction facilities are situated, purchasing this business with its real estate, farms and extraction facilities would cost the Company $30,000,000; (3) a Michigan based hemp farm and CBD extraction plant, the business owns the real estate on which the farms and extraction facilities are situated, purchasing this business with its real estate, farms and extraction facilities would cost the Company $1,600,000; 4) a North Carolina based Hemp grower and CDB extraction technology with real estate selling for $1,300,000; and (5) another CBD Affiliate Marketplace (website that sells CBD products for manufacturers for a percentage of the purchase price as referral fees), which would cost the Company $30,000 to acquire.  With the LOIs in hand, we approached some professional finance guys to help us raise the money for the acquisition. There is no guarantee that we could raise the capital needed for this acquisition or that the sellers would wait for us to raise the capital.

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

Because of COVID-19 we were unable to obtain the financing necessary to make the acquisition of the businesses mentioned above. There is no guarantee that we could be able to acquire one or more of those businesses. In addition, there is no guarantee that these businesses would still be available to us to acquire in the future, or at the initially contemplated price.

Completed Acquisitions

On November 15, 2019, for $499.00 in cash payment, Kid Castle Educational Corporation, through its wholly owned subsidiary, Cannabinoid Biosciences, Inc. completed the acquisition of CannabidiolHemp (CannabidiolHemp.net), a website for CBD quality aggregator and standard validator.  The company believes this acquisition would help it to build Kid Castle into a major “pure-play” CBD operation in the United States and Canada.  The Company hoped that CBD distribution channel, like CannabidiolHemp, would help it to become a vertically integrated “pure-play” CBD operation in the United States.  However, so far, the Company’s hopes and projections on establishing a vertically integrated “pure-play” CBD operation has not materialized because of the business disruptions caused by COVID-19.  Because of COVID-19 we were unable to obtain the financing necessary to make the acquisition of the businesses we needed to achieve our objective. And there is no guarantee that we could be able to acquire one or more businesses in the future.  So far, the acquisition of CannabidiolHemp had not resulted in any revenue or profit to the Company.

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

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) acquisition and rollup of profitable CBD operations across the United States of America (2) sustainable long-term growth in cash flows from increased profits, which we hope to pass on to stockholders in the form of distributions, and (3) potential long-term appreciation in the value of our businesses through process optimization and financial engineering.  However, because of COVID-19, we were unable to obtain the financing necessary to make the acquisition of the businesses we needed to acquire. There is no guarantee that we could be able to acquire one or more in the future. In addition, there is no guarantee that viable businesses would still be available to us to acquire in the future, or at reasonable price.

Mission Statement

Our vision is to manufacture and sell pharmaceuticals and non-pharmaceutical CBD products formulations and applications across the United States.

The CBD market in the US is young and very fragmented, lack established process control and protocols, and is yet to establish formulations standardization.

Our goal is to make and sell CBD products across the United States of America.  The Company would seeks to control the manufacturing/production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States by controlling process through steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

Because the Company has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to accomplish its goals as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

There is no guarantee that we could successfully make and sell pharmaceuticals and non-pharmaceutical CBD products formulations and applications.  Our mission as stated above is only a guiding principle as we start our acquisition.  We have never made nor sold pharmaceuticals or non-pharmaceutical CBD products formulations and applications before.  Although we have a theoretical picture of what our mission called for, none of our staff have ever done it before.  As at the date of this filing, the Company does not currently maintain an ownership interest in any cannabis-related CBD production company, marijuana dispensaries or production facilities.  The Company only targets businesses that are focused on Hemp-based CBD products, which are “Farm Bill” compliant.  A “Farm Bill” compliant business is one that strictly cultivates and utilizes “hemp” as specified by the Bill.  The 2018 Farm Bill legalized production of hemp for all … allowing for full-scale commercial production of hemp as provided in the Bill.  https://www.ams.usda.gov/sites/default/files/HempExecSumandLegalOpinion.pdf.

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

Early mover advantage

The CBD market in the US is very fragmented, lack established process control and protocols, and is without formulations standardization.  Through acquisition, the Company intend to enter the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet specific medical.

There are no guarantees that we would be able to raise the capital needed to make any acquisition of CBD operations, though. Because the Company has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to accomplish its goals as contemplated above.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

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

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in our Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

For purposes of this section, the term "stockholders" means the holders of shares of Kid Castle Educational Corporation’s common stock. Set forth below are the risks that we believe are material to Kid Castle Educational Corporation’s stockholders. You should carefully consider the following factors in evaluating our Company, our businesses and our business.

Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual operating results to vary materially from recent results or from our anticipated future results.

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

We have limited knowledge about the circumstances surrounding the filing of the Form 15 by the Company in

2010.  We are not aware of any reason that made the previous management of the company to file the Form 15 with the SEC.

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

•  Our plans to establish manufacturing capabilities, sales, and/or marketing;

•  The effect of competing medical products, technological and market developments;

•  The terms and timing of any collaborative, licensing and other arrangements that we may establish;

•  Our revenues, if any, from our operations;

•  The time and costs involved in obtaining regulatory approvals for a biopharma product candidates (we currently do not have any product candidate), if any.

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

We are a specialty pharmaceutical company founded in May 2014 and have not commenced revenue-producing operations. To date, our operations have consisted of the preliminary formulation, testing and search for initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our prospective operations. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Further, biopharmaceutical product development is a highly speculative undertaking, involves a substantial degree of risk, and is a capital-intensive business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours.  Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

•         successfully implement or execute our current business plan, or develop a business plan that is sound;

•         successfully start and complete clinical trials and obtain regulatory approval for the marketing of product candidates (we currently do not have any product candidate);

•         successfully contract for the manufacture of a clinical drug products and establish a commercial drug supply;

•         secure market exclusivity or adequate intellectual property protection for a product candidates;

•         attract and retain an experienced management and advisory team; or

•         raise sufficient funds in the capital markets to effectuate our business plan, including clinical development, regulatory approval and commercialization for a product candidates (we currently do not have any product candidate).

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have existing competitors and potential new competitors in a number of jurisdictions, many of which have or will have substantially greater name recognition, commercial infrastructures and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop novel compounds that could make any of our product candidates obsolete or uneconomical (we currently do not have any product candidate). In addition, mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors, potentially reducing or eliminating our commercial opportunity. Furthermore, such potential competitors may enter the market before us, and their products may be designed to circumvent our granted patents and pending patent applications. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

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

Risks Related to Discovery, Development, Regulatory Approval and Commercialization of Cures and Novel Therapeutics From Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids Product

Clinical trials for our future product candidates would be expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations

Once our main operating subsidiary, Cannabinoid Biosciences, Inc. reaches the stage to start research, development and Commercialization of Cures and Novel Therapeutics from Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids Product, we would be involved in clinical trials.  Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory agencies may analyze or interpret the results differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates (we currently do not have any product candidate), would be expected to continue for several years and may take significantly longer to complete. In addition, we, the FDA or other regulatory authorities, including state and local authorities, or an Institutional Review Board, may suspend, delay or terminate our clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, require a change to our development plans such that we conduct clinical trials for a product candidate in a different order  or the DEA could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including:

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

Any failure by us to comply with existing regulations could harm our reputation and operating results

As at the date of this filing, the Company does not currently, nor does it intend, in the future to, maintain an ownership interest in any cannabis growing, marijuana dispensaries or production facilities. The Company only targets businesses that are focused on Hemp-based CBD products, which are “Farm Bill” compliant.  The Company does not grow, process, own, handle, transport, or sell cannabis or marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws.  Notwithstanding the above, we could still be subject to extensive regulation by U.S. federal and state governments in each of the markets where we intend or plan to sell Hemp-based CBD products, as applicable.

We must also adhere to all regulatory requirements including FDA’s GLP, GCP, and cGMP requirements, pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval cGMP requirements, then the FDA could sanction us. Even if any of our future product candidates is FDA-approved (we currently do not have any product candidate), regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials.  CBD products or drug candidates that may be approved in the U.S. in the future, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements in the U.S. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP.  If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

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

In the U.S., the DEA regulates the cultivation, possession and supply of cannabis for medical research and commercial development, including the requirement of annual registrations to manufacture or distribute pharmaceutical products derived from cannabis extracts.   The Company only target businesses that are focused on Hemp-based CBD products.  See also “Risks Related to Controlled Substances”.

Risks Related to Controlled Substances

Controlled substance legislation may restrict or limit our ability to sell future product candidates.

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

“2018 Farm Bill” compliant Hemp-derived Cannabinoid-based product candidates that we intend to develop will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids product candidates that we intend to develop would contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. The manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of Cannabinoid, Cannabidiol, Endocannabinoids, Phytocannabinoids, and Synthetic Cannabinoids, even when they are Hemp-derived, will be subject to specific and potentially significant levels of regulation by the DEA.

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

Importation.  If one of our future product candidates is approved and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect product availability and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration.

If one of our future product candidates is approved and classified as a Schedule II controlled substance, federal law may impose additional restrictions on importation for commercial purposes.

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

Distribution in the U.S. If any of our future product candidates is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA and state registrations and authority to distribute the product to pharmacies and other health care providers. We would need to identify distributors to distribute the product to pharmacies; these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us. If any of our future product candidates is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying either or both of these products. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

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

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) intends to operate and manage biopharmaceutical, agricultural and "pure-play" CBD assets that are (or could be) vertically integrated and "2018 Farm Bill" compliant in the United States of America. Kid Castle engages in rollup and consolidation of CBD and Biopharma assets and operations.  The Company seeks make and sell pharmaceuticals and non-pharmaceutical CBD products across the United States of America.    The CBD market in the United States is young and very fragmented, lack established process control and protocols and is yet to establish formulations standardization.  Above problem added to the Company’s limited resources, could frustrate the Company goals and business plan as contemplated.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

As at the date of this filing, the Company does not currently, nor does it intend, in the future to, maintain an ownership interest in any cannabis growing, marijuana dispensaries or production facilities. The Company only targets businesses that are focused on Hemp-based CBD products, which are “Farm Bill” compliant. The Company does not grow, process, own, handle, transport, or sell cannabis or marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws.  A “Farm Bill” compliant business is one that strictly cultivates and utilizes “hemp” as specified by the Bill.  The 2018 Farm Bill legalized production of hemp for all … allowing for full-scale commercial production of hemp as provided in the Bill.  https://www.ams.usda.gov/sites/default/files/HempExecSumandLegalOpinion.pdf.

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

The Company (“CBDZ and KDCE” or “KDCE” or “CBDZ”) seeks to make and sell CBD products across the United States of America.  The Company would seeks to control the manufacturing/production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States by controlling process through steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

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

MERGERS AND ACQUISITION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

On October 21, 2019, the Company sold a controlling stake in the Company to Cannabinoid Biosciences, Inc. (CBDZ), which CBDZ spun out to its shareholders prior to becoming an operating subsidiary of Kid Castle.  After the closing of the transaction, Cannabinoid Biosciences, Inc.’s board voted to spin the shares out to its shareholders.  Cannabinoid Biosciences, Inc. itself was then sold to the Company to become its operating subsidiary.  The Company bought 96% of outstanding shares of voting common stocks of Cannabinoid Biosciences, Inc. for $1.00.  The primary reason for the acquisition was to help the Company to gain entrance into the CBD industry. We used the acquisition method of accounting (also known as business combination accounting) for acquisition of subsidiaries by the Group method to account for the purchase of Cannabinoid Biosciences, Inc. The cost of the acquisition was measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange.

Effect of Acquisition of CBDX and Consolidation of Financial Statements – The initial consolidation of Cannabinoid Biosciences, Inc. shareholders’ equity into the Company’s consolidated financial statements resulted in an increase in the Company’s accumulated deficits by $162,390, common stock in the amount of $1,973 and additional paid-in capital increased by $196,686.   For the year ended December 31, 2019, the consolidation of the two companies’ financial statements resulted in changes to the Company’s Cash and Cash Equivalents, Other Current Assets, Fixed Assets, Other Assets, Accounts Payable, Loans – Related Parties, Revenue, Gross Profit, Selling, general and administrative, Marketing and Advertising, Salaries and wages, Professional fees, Net gains (losses) Investments, Net Loss (Income), Net Cash Flows Used in Operating Activities, New Cash Flows Used in Investing Activities, New Cash Flows from Financing Activities, Shareholders' Equity (Deficit) as follows:

	Kid Castle Educational Corporation	Cannabinoid Biosciences, Inc	Consolidated

Cash and Cash Equivalents	$ -	$ 10,878	$ 10,878
Other Current Assets	-	8,620	8,620
Fixed Assets	-	17,550	17,550
Other Assets	-	41,579	41,579
Accounts Payable	-	800	800
Loans – Related Parties	-	41,559	41,559
Revenue	-	6,189	6,189
Gross Profit	-	6,189	6,189
Selling, general and administrative	-	53,690	53,690
Marketing and Advertising	-	44,004	44,004
Salaries and wages	-	25,759	25,759
Professional fees	-	26,680	26,680
Net gains (losses) Investments	-	5,738	5,738
Net Loss (Income)	-	(149,682)	(149,682)
Net Cash Flows Used in Operating Activities	-	(159,102)	(159,102)
New Cash Flows Used in Investing Activities	-	(59,129)	(59,129)
New Cash Flows from Financing Activities	-	227,717	227,717

Shareholders' Deficit
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding	$ 10	$ -	$ 10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 2,324,706 and 922,324,706 issued and outstanding as at December 31, 2018 and 2019 respectively	9,223	1,973	11,196
Additional Paid-In Capital	7,629,427	196,686	7,645,367
Accumulated Deficit	(7,638,660)	(162,390)	(7,801,050)
Total Shareholders' Equity	$ -	$ 36,269	$ 36,269

Total Liabilities and Shareholders' Deficit	$ -	$ 36,269	$ 36,269

Cumulative Restructuring adjustments – The Cumulative Restructuring adjustments to reflect the initial consolidation of Cannabinoid Biosciences, Inc. shareholders’ equity into the Company’s consolidated financial statements as shown on the worksheet below.

	Kid Castle Educational Corporation	Cannabinoid Biosciences, Inc	Eliminations	Total
LIABILITIES AND STOCKHOLDERS' DEFICIT
Stockholders' deficit:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding	$ 10			10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 2,324,706 and 922,324,706 issued and outstanding as at December 31, 2018 and 2019 respectively	$ 9,223	$ 1,973		$ 11,196
Additional Paid-in Capital	7,629,427	196,686		7,826,113
Accumulated Deficits	(7,638,660)	(162,390)		(7,801,050)

Total stockholders' equity	(0)	36,268	-	36,268
Total liabilities and stockholders' equity	$ -	$ 78,628	$ 0	$ 78,628

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $7,801,050 and a negative cash flow from operations amounting to $159,102 for the year ended December 31, 2019. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Albert Garcia, CPA

Dylan Floyd Accounting & Consulting

We have served as the Company's auditor since 2020.

Newhall, California

July 24, 2020

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

The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CASHFLOWS
Years Ended December 31, 2019 and 2018

	DECEMBER 31,
	2019		2018
Cash Flows from Operating Activities:
Net Income (Loss)		$(149,682)	$(5,710)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Account Receivable		(8,620)
Other Accrued Liabilities		(800)	(800)

Net Cash Flows Used in Operating Activities		(159,102)	(6,510)

Net Cash Flows from Investing Activities
Furniture and Equipment		(12,326)
Fixed Assets		(5,224)
Other investments		(41,579)
New Cash Flows Used in Investing Activities		(59,129)	-

Net Cash Flows from Financing Activities
Loan from related parties		37,458	903
Common Stock		303	1,070
Additional Paid-In Capital		189,956	5,730
New Cash Flows from Financing Activities		227,717	7,703

Net Change in Cash:		9,485	1,193
Beginning cash:		1,393	200
Ending Cash:		$10,878	$1,393

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest		$405	$-
Cash paid for tax		$1,618	$-

Supplemental Disclosures of Non-Cash Financing Activities
Shares issued to settle accounts payable		$-	$-
Shares issued to settle accruals - related parties	$		$-

The accompanying notes are an integral part of these audited financial statements

NOTE 1. NATURE OF OPERATIONS

Nature of Business

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) intends to operate and manage biopharmaceutical, agricultural and "pure-play" CBD assets that are (or could be) vertically integrated and "2018 Farm Bill" compliant in the United States of America. Kid Castle engages in rollup and consolidation of CBD and Biopharma assets and operations.  The Company seeks make and sell pharmaceuticals and non-pharmaceutical CBD products across the United States of America.    A “Farm Bill” compliant business is one that strictly cultivates and utilizes “hemp” as specified by the Bill.  The 2018 Farm Bill legalized production of hemp for all … allowing for full-scale commercial production of hemp as provided in the Bill.  https://www.ams.usda.gov/sites/default/files/HempExecSumandLegalOpinion.pdf.  The CBD market in the United States is young and very fragmented, lack established process control and protocols and is yet to establish formulations standardization.  Above problem added to the Company’s limited resources, could frustrate the Company goals and business plan as contemplated.  It would be difficult for the Company to raise the necessary capital to achieve its goals.

The current structure of the Company resulted from a purchase of voting control of the Company by Cannabinoid Biosciences, Inc. (CBDZ), which CBDZ spun out to its shareholders prior to becoming an operating subsidiary of Kid Castle.

After the closing of the transaction, Cannabinoid Biosciences, Inc.’s board voted to spin the shares out to its shareholders.  Cannabinoid Biosciences, Inc. itself was then sold to the Company to become its operating subsidiary.  The Company bought 96% of outstanding shares of voting common stocks of Cannabinoid Biosciences, Inc. for $1.00.  The primary reason for the acquisition was to help the Company to gain entrance into the CBD industry.

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

Cannabinoid Biosciences, Inc. (“CBDZ”), a California corporation was incorporated on May 6, 2014, to operate as a biotechnology and specialty pharmaceutical holding company that engages in the discovery, development, and commercialization of cures and novel therapeutics from cannabinoid, cannabidiol, endocannabinoids, phytocannabinoids, and synthetic cannabinoids product platform suitable for specific treatments in a broad range of disease areas. CBDZ engages in biopharmaceutical research and development operation with aim of identifying viable drug candidates to go into clinical trials and if successful, be submitted to the FDA for approval.   Because the Company is young and has limited or no resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company lack of resources is likely to affect its ability to achieve its goals.

As at December 31, 2019, the Company does not currently, nor does it intend, in the future to, maintain an ownership interest in any cannabis growing, marijuana dispensaries or production facilities. The Company only targets businesses that are focused on Hemp-based CBD products, which are “Farm Bill” compliant.  The Company does not grow, process, own, handle, transport, or sell cannabis or marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws.  A “Farm Bill” compliant business is one that strictly cultivates and utilizes “hemp” as specified by the Bill.  The 2018 Farm Bill legalized production of hemp for all… allowing for full-scale commercial production of hemp as provided in the Bill.  https://www.ams.usda.gov/sites/default/files/HempExecSumandLegalOpinion.pdf.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO	DESCRIPTION
3.5**	Bylaws of the Registrant adopted in 2019.
2.01**	Securities Purchase Agreement.
3.1****	Article of incorporation
21.1****	List of subsidiaries of the Registrant.
10.1***	SIGN-ON BONUS AGREEMENT
10.2***	PREFERRED SHARE CONVERSION AGREEMENT
10.3***	CONVERTIBLE NOTES CONVERSION
10.4***	PREFERRED SHARE CONVERSION AGREEMENT
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certifications of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Previously filed with the Commission alongside Form 10-12g registration filed on June 11, 2020

*** Previously filed with the Commission alongside 8-K filed on November 14, 2019

**** Previously filed with the Commission alongside Form 10-K filed on August 17, 2020

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

Date:  November 28, 2020

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

 Date: November 28, 2020

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

Date: November 28, 2020	By: /s/ Frank I Igwealor
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