Form 10-Q
period 2020-09-30
KID CASTLE EDUCATIONAL CORP
filed 2020-12-02
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 000-56174

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

As of September 30, 2020, there were 922,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited)	2

Condensed Consolidated Statements of Operations for the Nine months ended September 30, 2020 and nine months ended September 30, 2020 and 2019 (unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2020 and 2019 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	4

Notes to the condensed consolidated financial statements (unaudited)	5

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	As of
	September 30, 2020	December 31,
	(unaudited)	2019 (audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,341	$10,878
Inventory Asset	22,961	8,620
Other Current Asset	186	41,579
Real Estate Investments	970,148	-
Total Current Assets	998,635	61,077
Fixed Assets
Fixed assets, net	$13,249	$17,550
Total Fixed Assets	13,249	17,550
TOTAL ASSETS	$1,011,885	$78,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	2,508	800
Current portion, notes payable	5,524
Total Current Liabilities	$8,032	$800

Long-Term Liabilities:
Notes payable	$150,000	$-
Notes payable - related party	930,350	41,559
Total Long-Term Liabilities	1,080,350	41,559
Total Liabilities	$1,088,382	$42,359

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 100,000 and I,000,000 issued and outstanding as at December 31, 2019 and September 30, 2020 respectively.	$13	$10

Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 922,324,706 issued and outstanding as at December 31, 2019 and September 30, 2020 respectively	11,196	11,196
Additional paid in capital	7,851,805	7,826,113
Accumulated deficit	(7,939,509)	(7,801,050)
Total Kid Castle Stockholders’ equity	(67,316)
Non-controlling shareholders	(9,181)
Total Stockholders’ Equity (Deficit)	$(76,497)	$36,269
Total Liabilities and Stockholders’ Equity (Deficit)	$1,011,885	$78,628

The accompanying notes are an integral part of these unaudited consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
Nine Months Ended September 30			Three Months Ended September 30
2020		2019	2020	2019

Net gain from sales of investments under trading securities	$99,877	$-	$19,035	$-
Sales - Investment property	1,205,000	-	-	-
Total Revenue	1,304,877	-	19,035	-

Cost of Investment Properties Sold	1,179,827	-	-	-
Gross Profit	125,050	-	19,035	-

OPERATING EXPENSES
Selling, general and administrative	42,923	52,328	8,095	16,356
Marketing and advertising	16,325	24,023	1,598	10,499
Amortization and depreciation	4,301	-	1,434	-
Professional fees	66,059	8,756	11,221	3,971
Total Expenses	129,608	85,107	22,347	30,825

INCOME FROM OPERATIONS	(4,559)	(85,107)	(3,312)	(30,825)

OTHER INCOME
Interest expense, net	-	-	-	-
Dividends	173	-	152	-
Unrealized gain (loss)	(128,233)	-	(39,515)	-

INCOME (LOSS) BEFORE TAXES	(132,618)	(85,107)	(42,676)	(30,825)
INCOME TAX PROVISION
NET INCOME (LOSS)	$(132,618)	$(85,107)	$(42,676)	$(30,825)

Earnings (loss) per Share: Basic and Diluted	$(0.000142)	$(0.000092)	$(0.000046)	$(0.000033)

Weighted Average Common Shares Outstanding: Basic and Diluted	922,324,706	922,324,706	922,324,706	922,324,706

The accompanying notes are an integral part of these unaudited consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	$1,693	$7,645,367	$(7,651,368)	$(4,308)
Issuance of common stock to settle debt	10,000,000	100			100
Issuance of common stock for preferred shares conversion	900,000,000	9,000			9,000
Issuance of common stock for employee compensation	10,000,000	100			100
Effect of Acquisition of CBDX		313	180,746		181,059
Net loss for the period				(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	$11,196	$7,826,113	$(7,801,050)	$36,268

Issuance of stock			19,853		19,853
Net loss for the period				(132,618)	(112,765)
Balance, September 30, 2020	922,324,706	$11,196	$7,845,966	$(7,939,509)	$(76,497)
			Additional
	Common		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances – July 1, 2020	922,324,706	11,196	7,845,966	(7,874,954)	(32,380)
Net loss for the period				(42,676)	(42,676)

Balance, September 30, 2020	922,324,706	$11,196	$7,845,966	$(7,939,509)	$(76,497)

The accompanying notes are an integral part of these unaudited consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CASHFLOWS
(unaudited)
	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(132,618)	$(85,107)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	22,435	-
Accrued expenses	1,522	(589)
Depreciation	4,301	-
Net cash provided by (used in) operating activities	(104,360)	(85,696)

Net Cash Flows from Investing Activities:
Payment for real estate investment	(439,409)	-
Receipt from sales of real estate investment	922,159	-
Receipt from sales of other investment	41,579	(19,828)
Net cash provided by (used in) investing activities	524,328	(19,828)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	1,208	-
Proceeds from LOC - short term - related party	122,431	(14,175)
Payment on line of credit - longt term - related party	(726,192)	(15,899)
Proceeds from issuance of line of credit - longt term	150,000	28,656
Proceeds from issuance of stock	25,697	110,332
Net cash provided by (used in) financing activities	(426,856)	108,913

Net increase (decrease) in cash:	(6,888)	3,389
Cash at the beginning of the period:	12,229	1,393
Cash at the end of the period:	$5,341	$4,782

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$115.49	$-
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTE 1. NATURE OF OPERATIONS

Nature of Business

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) operates and manages a portfolio of real estate properties , biopharmaceutical, agricultural and "pure-play" CBD assets that are (or could be) vertically integrated and "2018 Farm Bill" compliant in the United States of America.  Kid Castle engages in rollup and consolidation of real estate, CBD and Biopharma assets and operations.

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

This acquisition of control by Cannabinoid Biosciences, Inc. transformed the Company’s business model focusing on specialized real estate operation, and the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet specific medical needs.

The CBD market in the United States is young and very fragmented, lack established process control and protocols, and is yet to establish formulations standardization.

Our goal is to lead the build-out of the CBD industry, the same way that John D Rockefeller’s Standard Oil led the build-out of the crude refining industry in the United States in the nineteenth century.  Our process would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

At the moment, the Company is young and has limited resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company’s lack of resources may likely to affect its ability to lead the build-out of the CBD industry as contemplated above.  It may be difficult for the Company to raise the necessary capital to achieve its goals.

As at the date of this filing, the Company does not currently, nor does it intend, in the future to, gain or maintain an ownership interest in any cannabis growing, marijuana dispensaries or production facilities. The Company does not grow, process, own, handle, transport, or sell cannabis or marijuana as the Company is organized and directed to operate strictly in accordance with all applicable state and federal laws.

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

As discussed in Note 15, on September 15, 2020, Kid Castle Educational Corporation (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company).   The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.  Community Economic Development Capital, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, hemp farms, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services.

Similarly, on September 16, 2020, as part of its purchase of unregistered securities from certain corporation related to our President and CEO, the Company, received $3.00 in cash and 1,000,000 shares of its preferred stock, and in exchange transferred 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), to GiveMePower Corporation, a Nevada corporation.  This transaction gave the Company 88% of the voting control of GiveMePower.  As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control“ subsections of ASC 805-50.  Under ASC 805-50, "assets transferred to the entity are generally not stepped up to fair value. Instead, they are recorded at the ultimate parent’s historical cost basis.  Whether the transaction should be retrospectively or prospectively applied is dependent on the nature of the common control transaction. Transfer of net assets or a business are reflected retrospectively, whereas transfers of assets are prospective.” "The financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period.”

The consolidated financial statements of the Company therefore include GiveMePower and its wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and Cannabinoid Biosciences, Inc. (“CBDX”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have little or insignificant ongoing revenue generating business or income and for the Nine months ended September 30, 2020, we reported $1,304,877 income and an accumulated deficit of $7,939,509 as of September 30, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The Company has elected a calendar year of December 31 year-end.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Kid Castle Educational Corporation and all of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition. We consolidate variable interest entities if we have operational and financial control, and are deemed to be the >50.1% beneficiary of the profit and loss of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Income from the date such determination is made. For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income” throughout the Notes to the Consolidated Financial Statements.

COVID-19 Risks, Impacts and Uncertainties

COVID-19 Risks, Impacts and Uncertainties — We are subject to the risks arising from COVID-19's impacts on the residential real estate industry. Our management believes that these impacts, which include but are not limited to the following, could have a significant negative effect on our future financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with residential real estate transactions; (ii) lack of consumer desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals' investment portfolios, and more stringent mortgage financing conditions. In addition, we have considered the impacts and uncertainties of COVID-19 in our use of estimates in preparation of our consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the three and nine months ended September 30, 2020. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

Use of Estimates and Assumptions

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2020 and December 31, 2019 we did maintain $5,341 and $10,878.00 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – September 30, 2020	$22,960	-	-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm, TD Ameritrade. The Company did not hold more than 3% of equity of the shares of any public companies as investments as of September 30, 2020.

All investments that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. The Company does not have any investment securities for which market quotes are not readily available.

The Company’s trading securities are held by a third-party brokerage firm, TD Ameritrade, and composed of publicly traded companies with readily available fair value which are quoted prices in active markets.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  As at September 30, 2020, the Company has a loan balance of $930,350 from company that is controlled by the Company’s majority stockholder.  Additionally, during the period under review, the Company paid rent $18,785 to a company that is controlled by the Company’s majority stockholder.  See NOTES 7 and 14 for more details of our related party transactions.

Leases:

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. ASC 842 requires that lessees recognize right of use assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months.   It requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right·of·use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments.  ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases.

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

The Company does not have operating and financing leases as of September 30, 2020. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.  The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

Income Taxes:

Under the asset and liability method prescribed within ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. Certain prior period deferred tax disclosures were reclassified to conform with current period presentation.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of September 30, 2020, the Company had no accrued interest or penalties.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

During the nine months ended September 30, 2020, the Company did recognized revenue of  $1,304,877 which comprises of $1,205,000.00 from sales of real estate properties and $99,877 from Net trading revenues respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the Nine months ended September 30, 2020, the Company did recognized advertising costs of $16,325 compared to $24,023 it spent in Nine months ended September 30, 2019.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts. It is possible that at times, the company’s cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. In such situation, the Company's management would assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures would be addressed and mitigated.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of September 30, 2020 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.   The space is a shared office space, which at the current time is suitable for the conduct of our business.  The Company has no real property and do not presently owned any interests in real estate.  As at September 30, 2020, the Company has spent a total of $18,784.80 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at September 30, 2020.

NOTE 5. NET TRADING REVENUE

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost.

Net trading revenue consisted of the following:

January 1, 2020 to September 30, 2020	Total
Revenue from sales of securities	$261,219
Cost of securities	(161,342)
Net trading revenue	$99,877

NOTE 6. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Description	Amount	Amount
Sales - Investment property		$ 1,205,000
Closing costs		(11,522)
Commissions Paid		(60,645)
Developer’s Fees		(95,750)
Escrow & Title		(6,714)
Cost of Investment property sold		(917,825)
Old Liens Payoff		(51,879)
Property Taxes		(20,064)
Recording Charges		(7,048)
Seller Credit		(8,380)
Net Profit from Real Estate Investment Sales	$	$ 25,173

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	September 30, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$163,632	$41,200
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	766,717	-
July 3, 2020 (30 year term loan) Term loan with maturity date of July 2, 2050 with 3.75% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	150,000	-
Total Line of credit - related party	930,350	41,200
Less current portion	(163,632)	(41,200)
Total Line of credit - related party	$766,718	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of February 28, 2021. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $26,368 as of September 30, 2020

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2020 to September 30, 2020, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2020 to September 30, 2020	Amount
Net loss (income)	$(132,618)
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$(132,618)

Weighted-average shares of common stock outstanding
Basic and Diluted	922,324,706
Net changes in fair value at end of the period
Basic and Diluted	$(0.000142)

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of September 30, 2020 and December 31, 2019 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of September 30, 2020 and December 31, 2019 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended September 30, 2020 and December 31, 2019:

	Percent	30-Sep-20	31-Dec-19

Federal statutory rates	34.0%	$(2,698,913)	$(2,652,357)
State income taxes	5.0%	(396,899)	(390,052)
Permanent differences	-0.5%	39,690	39,005
Valuation allowance against net deferred tax assets	-38.5%	3,056,122	3,003,404
Effective rate	0%	$-	$-

At September 30, 2020 and December 31, 2019, the significant components of the deferred tax assets are summarized below:

	30-Sep-20	31-Dec-19
Deferred income tax asset
Net operation loss carryforwards	(7,939,509)	(7,801,050)
Total deferred income tax asset	3,095,812	3,042,409
Less: valuation allowance	(3,095,812)	(3,042,409)
Total deferred income tax asset	$-	$-

The Company has recorded as of September 30, 2020 and December 31, 2019, a valuation allowance of  $3,071,232 and  $3,042,409 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $3,056,122 as at September 30, 2020 increased by $52,718 compared to December 31, 2019 of $3,003,404, as a result of the Company generating additional net operating losses of $136,928.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2020 and December 31, 2019.

The Company has net operating loss carry-forwards of approximately $7,939,509. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

NOTE 10. RECENTLY ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

ASU 2019-12 — In December 2019, the Financial Accounting Standards Board  ("FASB")  issued  ASU 2019-  12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company's fiscal year beginning October 1, 2021, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASU’s require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASU’s are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. Most of our financial assets are excluded from the requirements of this standard as they are measured at fair value or are subject to other accounting standards. In addition, certain of our other financial assets are short-term in nature and therefore are not likely to be subject to significant credit losses beyond what is already recorded under current accounting standards. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

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

NOTE 11. INVESTMENT SECURITIES (TRADING)

The Company applied the fair value accounting treatment for trading securities per ASC 320, with unrealized gains and losses recorded in net income each period. Debt securities classified as trading should be measured at fair value in the currency in which the debt securities are denominated and remeasured into the investor’s functional currency using the spot exchange rate at the balance sheet date.

Investments in equity securities as of September 30, 2020 are summarized based on the following:

September 30, 2020	Cost	Changes in Fair Value	Fair Value

Stocks	$22,366	$(6,403)	$15,963
Options	20,955	(13,957)	6,998
Investments - Trading Securities	$43,320	$(20,360)	$22,960

Trading securities are treated using the fair value method, whereby the value of the securities on the company’s balance sheet is equivalent to their current market value. These securities will be recorded in the current assets section under the Investment Securities account and will be offset in the shareholder’s equity section under the unrealized proceeds from sale of short-term investments” account. The Short Term Investments account amount represents the current market value of the securities, and the “Unrealized Proceeds From Sale of Short Term Investments” account represents the cash proceeds that the company would receive if it were to sell the investments at the end of the specified accounting period.

January 1, 2020 to September 30, 2020	Amount

Total beginning balance - fair market	$45,396
Total investment purchases - cost	266,958
Total investment sales - cost	(261,219)
Unrealized losses	(28,175)
Investment - Trading Securities	$22,960

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As at September 30, 2020, we have two available-for-sale real estate properties with a carrying amount of $970,148:

Cost basis
9/30/2020
SFR - 11253 S New Hampshire, 90044	$359,821
SFR - 4904 S Wilton Place 90062	610,327
Total Holdings of Real Estate Investments	$970,148

Inventory costs include direct home acquisition costs and any capitalized improvements.  The following is the Real Estate Investments activities for the period under review:

We bought the 11253 S New Hampshire, LA 90044 property in June of 2020 at a cost of 321,498.  We financed the purchase with borrowing from our controlling shareholder.  Our goal for the property was to rehabilitee and resell to eligible homebuyers as part of our mission of promoting homeownership affordable housing.  As of September 30, 2020, we have expended $38,323 on rehabilitation of the property.

The 4904 S Wilton Place, Los Angeles, CA 90062 property was bought on April 23, 2019 for a total acquisition cost of $498,983.51.  Our goal for the property was to rehabilitee and resell to eligible homebuyers as part of our mission of promoting homeownership affordable housing.  As of September 30, 2020, we have expended $111,343 on rehabilitation of the property.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The balance of this account as at September 30, 2020 is $5,524.

NOTE 14. RELATED PARTY TRANSACTIONS

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

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of February 28, 2021. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As at September 30, 2020, the Company had drawn $163,632.36 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company had unused line of credit of $1,280,902 As of September 30, 2020.

•         During the period under review, the Company paid rent $18,785 to a company that is controlled by the Company’s majority stockholder.

In addition, during the nine months ended September 30, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by our CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.  Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

NOTE 15. MERGERS AND ACQUISITIONS

On September 15, 2020, Kid Castle Educational Corporation (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company).   The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.  Community Economic Development Capital, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services.

Similarly, on September 16, 2020, as part of its purchase of unregistered securities from certain corporation related to our President and CEO, the Company, received $3.00 in cash and 1,000,000 shares of its preferred stock, and in exchange transferred 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), to GiveMePower Corporation, a Nevada corporation.  This transaction gave the Company 88% of the voting control of GiveMePower.  As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control“ subsections of ASC 805-50.  This transaction was therefore accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein we consolidate all investees operating results if we expect to assume more than 50% of another entity’s expected losses or gains.

NOTE 16. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of  September 30, 2020 and December 31, 2019 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 1,000,000 and 100,000 shares of preferred stock were issued and outstanding as at September 30, 2020 and December 31, 2019 respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 and 100,000,000 shares of common stock with a par value of $0.00001 as at September 30, 2020 and December 31, 2019 respectively.

Nine months ended September 30, 2020

The Company has issued 922,324,706 shares of our common stock to more than 2,500 shareholders as at September 30, 2020 and December 31, 2019 respectively.

Warrants

No warrants were issued or outstanding as at September 30, 2020 and December 31, 2019 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2020 through November 18, 2020, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

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

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) operates and manages a portfolio of biopharmaceutical, agricultural and "pure-play" CBD assets that are (or could be) vertically integrated and "2018 Farm Bill" compliant in the United States of America. Kid Castle intends to engage in rollup and consolidation of CBD and Biopharma assets and operations.  The Company seeks to lead the build-out of the CBD industry, the same way that John D Rockefeller’s Standard Oil led the build-out of the crude refining industry in the United States in the nineteenth century.  Our process would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

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

Basis of Presentation

The unaudited consolidated financial statements for the period ended September 30, 2020 and audited financial statements for the fiscal year ended December 31, 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these consolidated financial statements. All such adjustments are of a normal recurring nature.

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

On September 15, 2020, Kid Castle Educational Corporation (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company).   The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.  Community Economic Development Capital, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, hemp and cannabis farms, dispensaries facilities, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services.

Similarly, on September 16, 2020, as part of its purchase of unregistered securities from certain corporation related to our President and CEO, the Company, received $3.00 in cash and 1,000,000 shares of its preferred stock, and in exchange transferred 100% interest in, and control of Community Economic Development Capital, LLC (“CED Capital”), a California Limited Liability Company, and 97% of the issued and outstanding shares of Cannabinoid Biosciences, Inc. (“CBDX”), to GiveMePower Corporation, a Nevada corporation.  This transaction gave the Company 88% of the voting control of GiveMePower.  As at the time of this transaction, all four businesses involved in the transaction were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control“ subsections of ASC 805-50.  This transaction was therefore accounted for under the Consolidation Method using the variable interest entity (VIE) model wherein we consolidate all investees operating results if we expect to assume more than 50% of another entity’s expected losses or gains.

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

Mission Statement

Our vision is to lead the build-out of the CBD industry, the same way that John D Rockefeller’s Standard Oil led the build-out of the crude refining industry in the United States in the nineteenth century.  Our process would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

At the moment, the Company is young and has limited resources, and the legal CBD industry is still in its infancy (following the 2018 Farm Bill), the Company’s lack of resources may likely to affect its ability to lead the build-out of the CBD industry as contemplated above.  It may be difficult for the Company to raise the necessary capital to achieve its goals.

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

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff as of September 30, 2020, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Components of Our Results of Operations

Revenue

We generate revenue primarily from net revenue from trading, commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and from the sale of homes.

Real Estate Services Revenue

Brokerage Revenue—Brokerage revenue includes our offer and listing services, where our lead agents represent homebuyers and home sellers. We recognize commission-based brokerage revenue upon closing of a brokerage transaction, less the amount of any commission refunds, closing-cost reductions, or promotional offers that may result in a material right. Brokerage revenue is affected by the number of brokerage transactions we close, the mix of brokerage transactions, home-sale prices, commission rates, and the amount we give to customers.

Partner Revenue—Partner revenue consists of fees paid to us from partner agents or under other referral agreements, less the amount of any payments we make to customers. We recognize these fees as revenue on the closing of a transaction. Partner revenue is affected by the number of partner transactions closed, home-sale prices, commission rates, and the amount we refund to customers. If the portion of customers we introduce to our own lead agents increases, we expect the portion of revenue closed by partner agents to decrease.

Properties Revenue

Properties Revenue—Properties revenue consists of revenue earned when we sell homes that we previously bought directly from homeowners. Properties revenue is recorded at closing on a gross basis, representing the sales price of the home.

Other Revenue

Other Revenue—Other services revenue includes fees earned from mortgage origination services, title settlement services, Walk Score data services, and advertising. Substantially all fees and revenue from other services are recognized when the service is provided.

Intercompany Eliminations

Intercompany Eliminations—Revenue earned from transactions between operating segments are eliminated in consolidating our financial statements. Intercompany transactions primarily consist of services performed from our real estate services segment for our properties segment.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of home-touring and field expenses, listing expenses, home costs related to our properties segment, office and occupancy expenses, and depreciation and amortization related to fixed assets and acquired intangible assets. Home costs related to our properties segment include home purchase costs, capitalized improvements, selling expenses directly attributable to the transaction, and home maintenance expenses.

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has and will continue to be affected by a number of factors, but the most important are the mix of revenue from our relatively higher-gross-margin real estate services segment and our relatively lower-gross-margin properties segment, real estate services revenue per transaction, agent and support-staff productivity, personnel costs and transaction bonuses, and, for properties, the home purchase costs.

Results of Operations

Three Months ended September 30, 2020

Revenue and net gain from sales of investments under trading securities ― The Company recorded $19,035 in net gain from sales of investments under trading securities for the three months ended September 30, 2020.  The Company did not record any real estate related revenue for the three months ended September 30, 2020.

Operating Expenses ― Total operating expenses for the three months ended September 30, 2020 was $22,347.

Net income ― Net loss from operations for three months ended September 30, 2020 was $3,315. Unrealized loss (gain) from securities trading was $39,359. Dividends were $152.00. Net loss before taxation was $42,676.

Nine Months ended September 30, 2020, as Compared to Nine Months ended September 30, 2019

 Revenue and net gain from sales of investments under trading securities ― The Company recorded $99,877 in net gain from sales of investments under trading securities and $1,205,000 in revenue from sales of investment properties, for the nine months ended September 30, 2020 as compared to $0.00 for the same period of September 30, 2019.

Operating Expenses ― Total operating expenses for the nine months ended September 30, 2020 was $129,608 as compared to $0.00 in the same period in, 2019, due to increased operating activities during the period ended September 30, 2020.

Net Loss ― Net loss from operations for nine months ended September 30, 2020 was $4,559. Unrealized loss (gain) from securities trading was $39,312. Net interest income was $0.00 and Dividends were $173.00. Net loss before taxation was $132,618.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, the Company had a working capital of $828,499, consisting of $5,341 in cash, $22,961 in Trading Securities, $970,148 in investment properties inventory, minus $5,542 in marginal loan payable, and $163,632 of line credit.

The Company had $22,961 inventory of Trading Securities as of September 30, 2020 as compared to $0.00 for the period ending December 31, 2019.

For the nine months ended September 30, 2020, the Company used $104,360 on operating activities, generated $524,328 on investing activities and used $426,860 from financing activities, resulting in a decrease in total cash of $6,891 and a cash balance of $5,341 for the period.

Total Notes Payable for related and unrelated parties increased by $453,761 for the period ended September 30, 2020, compared to the fiscal year ended December 31, 2019 of $45,517.

As of September 30, 2020, total stockholders’ deficit increased to $74,966 compared to $(379) as of December 31, 2019.

As of September 30, 2020, the Company had a cash balance of $5,341 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, except for the complaint listed above, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the Nine months ended September 30, 2020, the Company issued 900,000 shares of its preferred stock to Video River Networks, Inc. in exchange for $3 and 100% interest in Community Economic Development Capital, LLC.  The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.  Community Economic Development Capital, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, hemp farms, CBD related commercial facilities, industrial and commercial real estate, and other real estate related services.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the Nine months ended September 30, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

KID CASTLE EDUCATIONAL CORPORATION

Date: November 18, 2020	By:	/s/ Frank I Igwealor
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

Date: November 18, 2020

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

Date: November 18, 2020

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of KID CASTLE EDUCATIONAL CORPORATION (the “Company”) on Form 10-Q for the quarter ended September 30, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: November 18, 2020

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.