Form 10-K
period 2020-12-31
KID CASTLE EDUCATIONAL CORP
filed 2021-04-15
CIK 1049011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK, $0.001 PAR VALUE

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

Large Accelerated Filer ☐       Accelerated Filer ☐     Non-Accelerated Filer ☒

Emerging growth company ☒	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

As of December 31, 2020, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $5,216 using the average of the stock’s closing price between October 1, to December 31, 2020, which was $0.0022 multiplied by 2,324,706 shares.  For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held As of December 31, 2020.

As at December 31, 2020, the number of shares of common stock issued and outstanding was 922,324,706.

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

Business Overview

Kid Castle engages in rollup and consolidation of CBD and Biopharma assets and operations.  The Company seeks make and sell pharmaceuticals and non-pharmaceutical CBD products across the United States of America.  The Company is focused on the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet specific medical needs.  The Company would seeks to control the manufacturing/production and distribution of verities of consumer cannabidiol (CBD) formulation under private brands in the United States by controlling process through steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

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

Because of COVID-19 we were unable to obtain the financing necessary to make the acquisition of the businesses mentioned above. There is no guarantee that we could be able to acquire one or more of those businesses. In addition, there is no guarantee that these businesses would still be available to us to acquire in the future, or at the initially contemplated price.  As at the date of this filing, we believe that above targeted acquisitions would no longer be probable because of the impact of COVID-19.

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

Early mover advantage

The CBD market in the US is very fragmented, lack established process control and protocols, and is without formulations standardization.  Through acquisition, the Company intend to enter the following areas of the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow Farm- Bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet specific medical.

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

We do not have positive operating cash flow.  However, we intend to make acquisitions that would generate positive operating cash flow in the near future.  We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock and long-term notes. Where possible, we also may issue limited partnership interests in future Operating Partnership and use the proceeds to acquire businesses from existing owners. We expect to issue equity and debt securities at times when we believe that our stock price is at a level that allows for the reinvestment of offering proceeds in accretive business assets and property acquisitions. We may also issue common stock to permanently finance businesses that were previously financed by debt securities. However, since we have never done any of the above before, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our involvement in the Hemp/CBD industry.

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

Trademarks

We do not own any trademark or patents As of December 31, 2020 and 2019.

Employees

As of December 31, 2020, Cannabinoid Biosciences, Inc., an operating subsidiary of the Company’s employees comprised six (6) employees who managed the affairs of the parent corporation and the operations of the subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests.

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

Our financial statements appearing elsewhere in this Filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to raise additional capital as required. The Company has Accumulated Deficit of $7,879,875 and $7,801,050 as at the end of the year December 31, 2020 and 2019 respectively.

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

As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

•         increased expenses due to transaction and integration costs;

•         potential liabilities of the acquired businesses;

•         potential adverse tax and accounting effects of the acquisitions;

•         diversion of capital and other resources from our existing businesses;

•         diversion of our management’s attention during the acquisition process and any transition periods;

•         loss of key employees of the acquired businesses following the acquisition; and

•         inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

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

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•         that a broker or dealer approve a person’s account for transactions in penny stocks, and

•         the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•         obtain financial information and investment experience objectives of the person, and

•         make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•         sets forth the basis on which the broker or dealer made the suitability determination, and

•         that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•         1% of the total number of securities of the same class then outstanding (shares of common stock as of the date of this Report); or

•         the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

•         provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

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

Our future growth rate depends in part on our selective acquisition of biopharma, CBD, and other businesses and assets. We may be unable to identify suitable targets for acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, any credit agreements or credit facilities that we may enter into in the future may restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

•         using a significant portion of our available cash;

•         issuing equity securities, which would dilute current stockholders’ percentage ownership;

•         incurring substantial debt;

•         incurring or assuming contingent liabilities, known or unknown;

•         incurring amortization expenses related to intangibles; and

•         incurring large accounting write-offs or impairments.

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

As of December 31, 2020, there were no unresolved SEC comments issued to the Company.

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

As of December 31, 2020, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock, with $0.00001 par value per share and 1,000,000 preferred shares, with $0.00001 par value.  As of December 31, 2020, there were 100,000 shares of preferred shares and 922,324,706 shares of common stock issued and outstanding held by 53 stockholders of record.

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

Fiscal Year Ended on December 31, 2020	High Bid	Low Bid
1 st Quarter	0.3000	0.0001
2 nd Quarter	0.0020	0.0010
3 rd Quarter	0.0020	0.0020
4 th Quarter	0.0050	0.0013

Fiscal Year Ended on December 31, 2019	High Bid	Low Bid
1 st Quarter	0.0055	0.0050
2 nd Quarter	0.0055	0.0055
3 rd Quarter	0.0100	0.0055
4 th Quarter	2.5000	0.0100

As of December 31, 2020, the Company had approximately 53 shareholders of record. The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2020 and 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

ASC 810 requires that the investor with the controlling financial interest should consolidate the investee/affiliate. ASC 810-10 requires that an equity interest investor consolidates a VIE when it retains an investment in the entity, is considered a variable interest investor in the entity, and is the primary beneficiary of the entity. An investor in a VIE is a “variable interest beneficiary” when, per an arrangement’s governing documents, the investor will absorb a portion of the VIE’s expected losses or will receive a portion of the entity’s “residual returns.” The variable interest beneficiary retaining a controlling financial interest in the VIE is designated as its “primary beneficiary” and must consolidate the VIE. A variable interest beneficiary retains a “controlling financial interest” in a VIE when that beneficiary retains the power to direct the activities of the VIE that have the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Based on the ASC 810 test above, Kid Castle Educational Corporation is the primary beneficiary of GiveMePower Corporation (the “VIE”) because Kid Castle retained a controlling financial interest in the VIE and has the power to direct the activities of the VIE, having the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses and the right to determine and receive benefits from the VIE.

Because GiveMePower Corporation is 88% controlled by Kid Castle Educational Corporation, the consolidation rule requires that the Revenue, Assets and Liabilities recognized and disclosed on the  financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation pursuant to ASC 810.

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
  Operating expenses during the twelve months would be as follows:
    For the six months through February 28, 2022, we anticipate to incur general and other operating expenses of $388,000.
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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had limited/insignificant cash flows from operations for the twelve months ended December 31, 2020 and 2019.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2019 and December 31, 2018, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2020 and December 31, 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

GiveMePower Corporation is 88% owned and controlled by Kid Castle Educational Corporation. Kid Castle Educational Corporation is 55% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these three companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation and Video River Networks, Inc. pursuant to ASC 810.

Results of Operations

Comparison of Fiscal Years 2020 and 2019

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Revenues ― The Company recorded $1,628,136 in revenue for the fiscal year ended December 2020 as compared to $6,189 revenue for the fiscal year ended December 2019.

Operating Expenses ― Our general and administrative expenses were $159,463 for the twelve months ended December 31, 2019, versus $150,133 for the same period in 2019.

Net Loss ― The Company recorded net loss of $82,980 for the fiscal year ended December 2019 as compared to $149,682 for the fiscal year ended December 2019.

Accumulated Deficit – As at December 31, 2020, we have accumulated deficit of $7,879,875 compared to accumulated deficit of $7,801,050 as at December 31, 2019.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2020, we had $1,630 cash on hand compared to $10,879 as at December 31, 2019.

Other Current Assets – Inventory and Receivables - As at December 31, 2020, we had $92,282 in account receivable compared to $8,620 as at December 31, 2019.

Other Assets – Investments and Real Estate – As at December 31, 2020, we had $664,110 of real estate and other investment in a private company compared to $41,579 as at December 31, 2019.

Related parties liabilities - As at December 31, 2020, we had $604,272 balance from advances from related compared to $41,559 as at December 31, 2019.

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

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO.  As of December 31, 2020, the company controlled by our president and CEO has loaned $604,272 to us, pursuant to a Line of Credit Agreements to advance or loan any additional funds to us in the future.  We have not yet achieved significant profitability.  We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability.  Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

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

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2020 AND 2019

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

C O N T E N T S

PAGE

BALANCE SHEETS AS OF DECEMBER 31, 2020 and 2019	F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019	F-4

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019	F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019	F-6

NOTES TO AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019	F-7 – F-13

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Kid Castle Educational Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation (the "Company") as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders' equity, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

These financial The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has an accumulated deficit of $7,879,875 and a negative cash flow from operations amounting to $82,979 for the year ended December 31, 2020. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

As discussed in Note 1 to the financial statements, the revenue related to the sale of investment property & sale of trading securities are particularly outside of the intended nature of operations of Video Rivers Networks Inc. (NIHK).

We identified the Company’s revenue recognition policy for sale of investment property & sale of trading securities as a critical audit matter.

The procedures performed to address the mater included; obtaining and reviewing legal documents for each transaction, examining the support for the consideration received to ensure proper valuation and evaluating if the assets sold constitute a business as defined by generally accepted accounting principles

Principles of Consolidation

As discussed in Note 1 to the financial statements, Kid Castle Educational Corporation (KDCE) is the primary beneficiary of GiveMePower Corporation (GMPW), a related party but filing a separate SEC 10K report. Kid Castle Educational Corporation controlled 88% of GMPW. Also, Video River Networks, Inc. (NIHK) exercises control of 55% of the voting shares and 100% of the operational and financial control of Kid Castle Educational Corporation and filing a separate SEC 10K report.

We identified the Company’s principle of consolidation as a critical audit matter because, the same revenue and assets are reported by the three Companies in their separate SEC 10K filing.

The procedures performed to address the matter included; reviewing the audit of GMPW, discussed with the Company’s management the full disclosures of the matter.

Albert Garcia, CPA

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2020.

Newhall, California

April 13, 2021

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,630	$10,878
Inventory Asset	91,282	8,620
Other Current Asset	-	41,579
Real Estate Investments	664,110	-
Total Current Assets	757,022	61,077
Fixed Assets
Fixed assets, net	$7,745	$17,550
Total Fixed Assets	7,745	17,550
TOTAL ASSETS	$764,767	$78,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	7,354	800
Current portion, notes payable	63,748
Total Current Liabilities	$71,102	$800

Long-Term Liabilities:
Notes payable	$150,000	$-
Notes payable - related party	540,524	41,559
Total Long-Term Liabilities	690,524	41,559
Total Liabilities	$761,626	$42,359

STOCKHOLDERS’ EQUITY
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding as at December 31, 2020 and 2019 respectively.	$1,023	$10

Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 922,324,706 issued and outstanding as at December 31, 2020 and 2019 respectively	9,282	11,196
Additional paid in capital	7,872,711	7,826,113
Accumulated deficit	(7,879,875)	(7,801,050)
Total Kid Castle Stockholders’ equity	2,764
Minority Interest	377
Total Stockholders’ Equity	$3,141	$36,269
Total Liabilities and Stockholders’ Equity	$764,767	$78,628

The accompanying notes to audited consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2020 and 2019
	December 31,
	2020	2019

Sales of investments under trading securities	$423,136	$6,189
Sales - Investment property	1,205,000	-
Total Revenue	1,628,136	6,189

Cost of sale - trading securities	374,691
Cost of Investment Properties Sold	1,179,827	-
Gross Profit	73,618	6,189

OPERATING EXPENSES
Selling, general and administrative	51,338	79,449
Marketing and advertising	16,325	44,004
Interest expense	3,006	-
Stock-based compensation	10,000
Amortization and depreciation	5,735	-
Professional fees	73,059	26,680
Total Expenses	159,463	150,133
INCOME FROM OPERATIONS	(85,845)	(143,944)

OTHER INCOME
Interest expense, net	-	-
Dividends	174	-
Unrealized gain (loss)	2,692	(5,738)

INCOME (LOSS) BEFORE TAXES	(82,979)	(149,682)

INCOME TAX PROVISION	-

NET INCOME (LOSS)	$(82,979)	$(149,682)

Earnings (loss) per Share: Basic and Diluted	$(0.000090)	$(0.000323)

Weighted Average Common Shares Outstanding: Basic and Diluted	922,324,706	463,487,059

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common stock issued to settle debt and employee compensation	20,000,000		200			200
Issuance of common stock for preferred shares conversion	900,000,000		9,000			9,000
Preferred shares issued and outstanding in 2019		100,000	10			10
Effect of Acquisition of CBDX			303	180,746		181,049
Net (income) loss for the period					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$11,196	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued in 2020		900,000				-

Net (income) loss for the period			13	49,840	(82,980)	(33,127)
Balance, December 31, 2020	922,324,706	1,000,000	$11,209	$7,875,953	$(7,884,030)	$3,142

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CASHFLOWS
Years Ended December 31, 2020 and 2019
	DECEMBER 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(82,980)	$(149,682)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	(45,886)	-
Accrued expenses	2,812	-
Account Receivable		(8,620)
Other Accrued Liabilities	3,742	(800)
Depreciation	2,304	-
Net cash provided by (used in) operating activities	(120,008)	(159,102)

Net Cash Flows from Investing Activities:
Payment for real estate investment	(500,494)	(17,550)
Receipt from sales of real estate investment	922,159	-
Receipt from sales of other investment	7,502	(41,579)
Net cash provided by (used in) investing activities	429,167	(59,129)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	(4,201)	-
Proceeds from short-term line of credit - related party	122,432	37,458
Payment on long term line of credit - related party	(643,686)	-
Proceeds from long term loan	150,000	-
Proceeds from issuance of stock	55,697	190,259
Net cash provided by (used in) financing activities	(319,758)	227,717

Net increase (decrease) in cash:	(10,599)	9,485

Cash at the beginning of the period:	12,229	1,393

Cash at the end of the period:	$1,630	$10,878

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$2,941	$405.00
Cash paid for tax	$-	$-

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

Following the consummation of the October 21, 2019 transactions, the Company decided to restart filing important information immediately.  The Company used the Form 10-12(g) to register its common stock with the SEC.

Cannabinoid Biosciences, Inc.’s business model is focused on specialized real estate operation, and the legal CBD business: (1) Ownership interest in certain businesses that extract, purchase and distribute Bulk Pure CBD, Isolate, Hemp Oil, THC-free CBD Distillate and Crude CBD Oil; (2) Partnerships with local farmers to grow farm bill compliant hemp biomass; (3) Partnerships with extract facilities across the U.S. who manufacture hemp-based ingredients to meet specific medical needs.  CBDZ process would entail steps that include (a) ethanol extraction system, (b) winterization to remove fats; (c) multiple rounds of rotary evaporation are used to remove plant material and other unnecessary components; (d) extract decarboxylation to transform into a crystalline structure with a proprietary post-processing technique; and (e) get the extract tested by third-party laboratories, package it, and get it ready for shipment.

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

The consolidated financial statements of the Company therefore include GiveMePower Corporation and its wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and Cannabinoid Biosciences, Inc. (“CBDX”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, in which the Company has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

ASC 810 requires that the investor with the controlling financial interest should consolidate the investee/affiliate. ASC 810-10 requires that an equity interest investor consolidates a VIE when it retains an investment in the entity, is considered a variable interest investor in the entity, and is the primary beneficiary of the entity. An investor in a VIE is a “variable interest beneficiary” when, per an arrangement’s governing documents, the investor will absorb a portion of the VIE’s expected losses or will receive a portion of the entity’s “residual returns.” The variable interest beneficiary retaining a controlling financial interest in the VIE is designated as its “primary beneficiary” and must consolidate the VIE. A variable interest beneficiary retains a “controlling financial interest” in a VIE when that beneficiary retains the power to direct the activities of the VIE that have the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Based on the ASC 810 test above, Kid Castle Educational Corporation is the primary beneficiary of GiveMePower Corporation (the “VIE”) because Kid Castle retained a controlling financial interest in the VIE and has the power to direct the activities of the VIE, having the greatest influence over the VIE’s economic performance and retains an obligation to absorb the VIE’s significant losses and the right to determine and receive benefits from the VIE.

Because GiveMePower Corporation is 88% controlled by Kid Castle Educational Corporation, the consolidation rule requires that the Revenue, Assets and Liabilities recognized and disclosed on the  financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation pursuant to ASC 810.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have little ongoing revenue generating business or income and for the year ended December 31, 2020, we reported revenue of $1,628,136 and an accumulated deficit of $7,879,875 as of December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

COVID-19 Risks, Impacts and Uncertainties

COVID-19 Risks, Impacts and Uncertainties —We are subject to the risks arising from COVID-19's impacts on the residential real estate industry. Our management believes that these impacts, which include but are not limited to the following, could have a significant negative effect on our future financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with residential real estate transactions; (ii) lack of consumer desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals' investment portfolios, and more stringent mortgage financing conditions. In addition, we have considered the impacts and uncertainties of COVID-19 in our use of estimates in preparation of our consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2020. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2020 and 2019 we did maintain $1,630 and $10,878 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – December 31, 2020	$91,282	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm, TD Ameritrade. The Company did not hold more than 3% of equity of the shares of any public companies as investments as of December 31, 2020.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  During the period under review, the Company paid rent $19,980 to a company that is controlled by the Company’s majority stockholder.

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

GiveMePower Corporation is 88% owned and controlled by Kid Castle Educational Corporation. Kid Castle Educational Corporation is 55% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these three companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation and Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases as of December 31, 2020. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.  The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of December 31, 2020, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the year ended December 31, 2020, the Company did recognized revenue of $1,628,136 consisting of $1,205,000.00 from sales of real estate properties, $423,136 from trading revenues, and $173.53 in dividend income respectively.

Advertising Costs:

We expense advertising costs when advertisements occur.  During the Year ended December 31, 2020, the Company did recognized advertising costs of $16,325 compared to $24,789 it spent in Year ended December 31, 2019.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of December 31, 2020 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.   The space is a shared office space, which at the current time is suitable for the conduct of our business.  The Company has no real property and do not presently owned any interests in real estate.  As at December 31, 2020, the Company has spent a total of $19,980.80 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at December 31, 2020.

NOTE 5. NET TRADING INCOME

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net income from trading primarily consists of revenues from sales of trading securities using its broker firm, TD Ameritrade less original purchase cost (cost of sales). Net trading income primarily consists of income from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records sales of its trading securities as revenue and account for the original purchase cost as cost of sales.

Net trading revenue consisted of the following:

January 1, 2020 to December 31, 2020	Total
Revenue from sales of securities	$423,136
Cost of securities	(374,691)
Net income from trading securities	$48,445

NOTE 6. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	Twelve Months Ended December 31, 2020
Description	Amount	Amount
Sales - Investment property		$ 1,205,000
Closing costs		(11,522)
Commissions Paid		(60,645)
Developer’s Fees		(95,750)
Escrow & Title		(6,714)
Cost of Investment property sold		(917,825)
Old Liens Payoff		(51,879)
Property Taxes		(20,064)
Recording Charges		(7,048)
Seller Credit		(8,380)
Net Profit from Real Estate Investment Sales		$ 25,173

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$63,632	$41,200
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	540,524	-
July 3, 2020 (30 year term loan) Term loan with maturity date of July 2, 2050 with 3.75% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	150,000	-
Total Line of credit - related party	604,157	41,200
Less current portion	(63,632)	(41,200)
Total Long Term Line of credit - related party	$540,524	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 which it used to fund its operations. The company still has available but unused line of credit of $126,368 as of December 31, 2020.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $804,954 as of December 31, 2020.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2020 to December 31, 2020, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2020 to December 31, 2020	Amount
Net income	$(82,980)
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$(82,980)

Weighted-average shares of common stock outstanding
Basic and Diluted	922,324,706
Net changes in fair value at end of the period
Basic and Diluted	$(0.0000)

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2020 and December 31, 2019 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of December 31, 2020 and December 31, 2019 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2020 and December 31, 2019:

	Percent	31-Dec-20	31-Dec-19

Federal statutory rates	34.0%	$(2,678,271)	$(2,652,357)
State income taxes	5.0%	(393,863)	(390,052)
Permanent differences	-0.5%	39,005	39,005
Valuation allowance against net deferred tax assets	-38.5%	3,032,748	3,003,404
Effective rate	0%	$-	$-

At December 31, 2020 and December 31, 2019, the significant components of the deferred tax assets are summarized below:

	31-Dec-20	31-Dec-19
Deferred income tax asset
Net operation loss carryforwards	(7,879,875)	(7,801,050)
Total deferred income tax asset	3,073,151	3,042,409
Less: valuation allowance	(3,073,151)	(3,042,409)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2020 and December 31, 2019, a valuation allowance of  $3,073,151 and  $3,042,409 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $3,073,151 as at December 31, 2020 increased by $30,742 compared to December 31, 2019 of $3,042,409, as a result of the Company generating additional net operating losses of $82,980.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2020 and December 31, 2019.

The Company has net operating loss carry-forwards of approximately $7,879,875. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

Investments in equity securities as of December 31, 2020 are summarized based on the following:

December 31, 2020	Cost	Changes in Fair Value	Fair Value

Stocks	$75,451	$5,225	$80,675
Options	13,140	(2,533)	10,607
Investments - Trading Securities	$88,591	$2,692	$91,282

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

January 1, 2020 to December 31, 2020	Amount

Total beginning balance - fair market	$45,396
Total investment purchases - cost	415,194
Total investment sales - cost	(371,999)
Unrealized gains	2,692
Investment - Trading Securities	$91,282

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of December 31, 2020, the Company has two available-for-sale real estate properties with a carrying amount of $664,111:

	Purchase Cost	Rehabilitation Improvement	Total cost at December 31, 2020

SFR – 4904 S Wilton Place, 90062	498,984	165,127	664,111
Investments – Trading Securities	$498,984	$165,127	$664,111

Inventory costs include direct home acquisition costs and any capitalized improvements.  The following is the Real Estate Investments activities for the period under review:

The 4904 S Wilton Place, Los Angeles, CA 90062 property was bought in April, 2019 for $498,984.  Its goal for the property was to improve and resell to eligible homebuyers as part of its mission of promoting homeownership affordable housing.  As of December 31, 2020, the Company has expended $165,127 on improvement of the property.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. entered into a marginal loan agreement as part of its new trading account process in 2019 with TD Ameritrade, the Company’s brokerage to continue the purchase of securities and to fund the underfunded balance.  The balance of this account as at December 31, 2020 is $115.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $540,524 from the line of credit as of December 31, 2020.

In addition, during the year ended December 31, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by our CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.  Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

NOTE 15. MERGERS AND ACQUISITIONS

On September 15, 2020, Kid Castle Educational Corporation (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company).   The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.  Community Economic Development Capital, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, industrial and commercial real estate, and other real estate related services.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of  December 31, 2020 and December 31, 2019 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 1,000,000 and 100,000 shares of preferred stock were issued and outstanding as at December 31, 2020 and December 31, 2019 respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 and 100,000,000 shares of common stock with a par value of $0.00001 as at December 31, 2020 and December 31, 2019 respectively.

Year ended December 31, 2020

The Company has issued 922,324,706 shares of our common stock to more than 54 shareholders as at December 31, 2020 and December 31, 2019 respectively.

Warrants

No warrants were issued or outstanding as at December 31, 2020 and December 31, 2019 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2020 through April 12, 2021, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2020, the auditors identified the following deficiency in KDCE’s internal control to be a material weakness:

•         Ineffective control over the financial statements closing process;

•         Insufficient personnel with an appropriate level of accounting knowledge,   experience with the Company and/or industry, and training in the application of GAAP;

•         Lack of segregation of duties; and

•         Inadequate monitoring of non-routine and non-systematic transactions.

Above observation could be result of us having only one staff accountant supporting our CEO in the accounting function.

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

Based on its assessment, management concluded that As of December 31, 2020 our disclosure controls and procedures were ineffective. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting.  Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the fourth quarter of 2022.   The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

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

•	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	49	Chairman, Director and Chief Executive and Financial Officer	October 2019 to present
Mr. Patience Ogbozor	35	Director	October 2019 to present
Dr. Solomon KN Mbagwu**	71	Director	October 2019 to December 2020

*Age As at December 31, 2020.

** Dr. Mbagwu tenure as director ended on December 30, 2020.  He was not reappointed/re-elected.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2020 is as follows:

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

  Board of Obstetrics and Gynecology at Centinela Hospital in Inglewood – March 2010 to Present.
  K N Solomon Mbagwu MD – July 1994 to Present.
  American Renaissance Capital, Inc. – June 2014 to present

Dr. Mbagwu tenure as director ended on December 30, 2020.  He was not reappointed/re-elected.

After the expiration of Dr. Mbagwu’s Tenure as Director of the company, he was not reelected and the number of board members declined to two persons.

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

As at April 12, 2021, only Mr. Igwealor has received compensation in form of a hire-on bonus of 10 million shares of our common stock.    The Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company in October 2019.

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

Apart from the Hire-on bonus paid to Mr. Igwealor, we have not paid out any basic salaries of performance bonuses to any of our officers, employees or directors in 2020 and 2019.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2020 AND 2019, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Frank I Igwealor, Chair, CEO, CFO	2020	—	—	—		—	—	—	—		—	—
	2019	—	—	100	(i)	—	—	—	100	(ii)	100
	2018	—	—	—		—	—	—	—		—
	2017	—	—	—		—	—	—	—	—	—
	2016	—	—	—		—	—	—	—	—	—

Notes:

(i)	A hire-on bonus of 10,000,000 shares issued to Mr. Igwealor.

(ii)

The fair market value of the stock awarded to Mr. Igwealor was uncertain because the stock is currently trading on the pink sheet and is illiquid.  However, for accounting purposes, the Company used the par value of $0.00001 to calculate recognition of employment expenses in the amount of $100 for the award.

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2020. The Company has never granted any stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock by (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock; (ii) each director and named executive officer (defined above) individually; and (iii) all directors and executive officers as a group. Beneficial ownership of common stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission, under the Securities Exchange Act of 1934, as amended. These rules provide, among other things, that a person is deemed to be the beneficial owner of common stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the common stock or has the right to acquire such ownership within sixty days after the date of this registration statement.   Unless otherwise stated, the address for all 5% owners, officers and directors listed below is: 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

Title of Class		Name of Beneficial Owner	Amount and Nature	Percent of Class (1)
			of Beneficial
			Ownership

Preferred stock	(a)	Cannabinoid Biosciences, Inc(2)(5)(6)	100,000	10.00%
Preferred stock	(a)	Video River Networks, Inc. (7)(5)(6)	900,000	90.00%
Common stock	(b)	Cannabinoid Biosciences, Inc(2)	400,000,000	43.37%
Common stock	(b)	Goldstein Franklin, Inc.	224,869,273	24.38%
Common stock	(b)	Dr. Solomon Mbagwu, MD	125,926,793	13.65%
Common stock	(b)	Frank I Igwealor	44,973,855	4.88%
Common stock	(b)	Poverty Solutions, Inc.	26,984,313	2.93%
Common stock	(b)	Patience C Ogbozor	22,486,927	2.44%
Common stock	(c)	Directors and officers as a group	845,241,161	91.64%

NOTES:

(1)     Based on 922,324,706 shares of common stock, and 100,000 preferred stock (convertible to 100 million shares of common stock) outstanding As at December 31, 2020.

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

(5)     The address is 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

(6)     Preferred shares control 60% of the voting rights of the company

(7)     On September 15, 2020, the company sold 900,000 shares of its preferred stocks to Video River Networks.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our officers and directors are Mr. Igwealor, our chief executive officer and secretary, and Ms patience C Ogbozor, a Director are also directors of Goldstein Franklin Inc.

RELATED PARTY TRANSACTIONS

The managing member, CEO and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company is formulating a policy for the resolution of such conflicts.

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 from the LOC.

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $540,524 from the line of credit as of December 31, 2020.

•         In addition, during the twelve months ended December 31, 2020, the Company pursuant to the terms of loan agreement, paid to an entity controlled by its CEO $95,750 respectively, as developer’s fees from the sales amount of the two real estate investment properties sold.  Although the $95,750 was less than the 10% of the total sales amount of $1,205,000, the Company agreed with the lender to take less than 10% in accommodation because one of the two properties sold had unanticipated cost overrun.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of December 31, 2020 and December 31, 2019, the Company has $604,157 and $41,200, respectively, in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month.  The Company intends to start recording rent expense of $7,800 for the year that would end December 31, 2020.

LINE OF CREDIT – RELATED PARTY

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2020	December 31, 2019
September 2019 (line of credit) - Line of credit with maturity date of February 28, 2021 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$63,632	$41,200
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	540,524	-
Total Line of credit - related party	604,157	41,200
Less: current portion	(63,632)	(41,200)
Total Long-term Line of credit - related party	$540,524	$-

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2020, the Company had drawn $63,632 which it used to fund its operations. The company still has available but unused line of credit of $126,368 as of December 31, 2020.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $804,954 as of December 31, 2020.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees	$14,750	$14,750
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$14,750	$14,750

Audit-Related Fees

$14,500 in Audit-related fees were incurred in each of the years 2020 and 2019 respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019 for products and services provided by our principal independent accountants was $0.

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

Date: April 13, 2021	KID CASTLE EDUCATIONAL CORPORATION

	By:	/s/ Frank I Igwealor
		Name:	Frank I Igwealor
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor Frank I Igwealor	Chief Executive Officer, Chief Financial Officer, President, Director	April 13, 2021
(Principal Executive Officer) (Principal Financial Officer)

Exhibit 31.1

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2020 of Kid Castle Educational Corporation.

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

Date:  April 13, 2021

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Executive Officer

Exhibit 31.2

I, Frank I Igwealor, certify that:

1. I have reviewed this annual report on Form 10-K for fiscal year ended December 31, 2020 for Kid Castle Educational Corporation;

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

 Date: April 13, 2021

By:    /s/ Frank I Igwealor

Frank I Igwealor

Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Kid Castle Educational Corporation (the “Company”) for the year ending December 31, 2020, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Frank I Igwealor, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 13, 2021	By: /s/ Frank I Igwealor
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