Form 10-Q/A
period 2021-03-31
KID CASTLE EDUCATIONAL CORP
filed 2021-08-23
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A (this “Amendment”) to Kid Castle Educational Corp.’s Quarterly Report on Form 10-Q for the period ended March 30, 2021filed with the Securities and Exchange Commission on May 18, 2021 (the “Form 10-Q”), is solely to update the unaudited financial statements included with the Form 10-Q.

This Amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

KID CASTLE EDUCATIONAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,021	$1,630
Investments - trading securities	387,376	91,282
Total Current Assets	476,397	92,912

Property and equipment, net	$6,936	$7,745
Investments - real estate	674,846	664,111
Crypto Currency Mining Rigs	9,200	-
Total assets	1,167,378	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	25,142	4,542
Accrued interest	4,218	2,812
Marginal loan payable	538	115
Line of credit - related party, current portion	13,232	63,632
Total Current Liabilities	$43,130	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$150,000	$150,000
Line of credit - related party, net of current portion	542,051	540,524
Total Long-Term Liabilities	692,051	690,524
Total Liabilities	$735,182	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 1,000,000 and 1,000,000 issued and outstanding as at March 31, 2021 and December 31, 2020 respectively.	$10	$10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 922,324,706 issued and outstanding as at March 31, 2021 and December 31, 2020 respectively	9,223	9,223
Additional paid in capital	7,873,783	7,873,783
Accumulated deficit	(7,450,820)	(7,879,875)

Total KDCE Stockholders’ equity	380,333	2,764
Non-controlling Interest	51,864	377
Total Stockholders’ Equity	$432,196	$3,141
Total Liabilities and Stockholders’ Equity	1,167,378	764,767

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

KID CASTLE EDUCATIONAL CORPORATION

Date: August 20, 2021	By:	/s/ Frank I Igwealor
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

Date: August 20, 2021

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

Date: August 20, 2021

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

Date: August 20, 2021

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.