Form 10-Q
period 2021-06-30
KID CASTLE EDUCATIONAL CORP
filed 2021-09-27
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, there were 22,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,272	$1,630
Investments - trading securities	2,227,539	91,282
Total Current Assets	2,289,811	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Entrepreneurship Development	299,095	-
Crypto Currency Mining Rigs	19,200	-
Total assets	2,608,106	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	1,218,613	4,542
Accrued interest	-	2,812
Marginal loan payable	33,792	115
Line of credit - related party, current portion	-	63,632
Total Current Liabilities	$1,252,405	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$-	$150,000
Line of credit - related party, net of current portion	456,424	540,524
Total Long-Term Liabilities	456,424	690,524
Total Liabilities	$1,708,829	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.000001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding as at 6/ 30/2021 and 12/31/2020 respectively.	$10	$10
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 22,324,706 and 922,324,706 issued and outstanding as at 6/ 30/2021 and 12/31/2020 respectively.	223	9,223
Additional paid in capital	7,638,427	7,873,783
Accumulated deficit	(6,739,383)	(7,879,875)
Minority Interest	107,913	377
Total Stockholders’ Equity	$899,277	$3,141
Total Liabilities and Stockholders’ Equity	2,608,106	764,767

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue:
Sales of investments, trading securities	$2,676,143	$-	$3,341,809	$-
Sales of investment property	700,385	-	700,385	-
Total Revenue	3,376,528	-	4,042,194	-

Cost of goods sold:
Cost of sales - trading securities	2,872,611	-	3,077,026	-
Cost of sales - property	722,341		722,341
Total cost of goods sold	3,594,952	-	3,799,368	-
Gross profit	(218,425)	-	242,827	-

Operating expenses:
General and administrative	15,038	9,916	29,233	28,910
Professional fees	62,534	9,135	102,116	30,388
Advertising and promotions	40	4,081	1,689	14,606
Interest expense	33	-	85	-
Total operating expenses	77,645	23,131	133,123	73,904
Income (loss) from operations	(296,070)	(23,131)	109,703	(73,904)

Other Income
Dividends	32		62
Unrealized gain (loss)	712,532	-	756,999	-
Net Income	416,494	(23,131)	866,764	(73,904)

Earnings (loss) per Share: Basic and Diluted	$0.0187	$-	$0.0388	$-

Weighted Average Common Shares Outstanding: Basic and Diluted	22,324,706	922,324,706	22,324,706	922,324,706

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common stock issued to settle debt and employee compensation	20,000,000		200			200
Preferred stock conversion	900,000,000		9,000			9,000
Preferred shares issued		100,000	10			10
Acquisition of business			(1,670)	180,746		181,049
Net (income) loss					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$9,233	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued		900,000				-
Acquisition of business				47,670	2,181	49,851
Net (income) loss			0		(82,979)	(82,979)
Balance, December 31, 2020	922,324,706	1,000,000	$9,233	$7,873,783	$(7,879,875)	$3,141
Share cancellation	(900,000,000)		(9,000)	9,000		-
Disposition of business				(244,355)	273,727	29,372
Net Income			0		866,764	866,764
Balance, June 30, 2021	22,324,706	1,000,000	$233	$7,638,428	$(6,739,383)	$899,277

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION
STATEMENTS OF CASHFLOWS
(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$866,764	$(73,904)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	(2,139,270)	-
Depreciation	800	2,867
Other Accrued Liabilities	1,217,013	(14,814)
Net Cash Flows Used in Operating Activities	(54,693)	(85,850)

Cash flows from investing activities:
Entrepreneurship Development	(299,095)	41,579
Payment for real estate investment	664,111	-
Crypto Currency Mining Rigs	(19,200)
Net Cash Flows from Investing Activities	345,816	41,579

Cash flows from financing activities:
Proceeds from issuance of marginal loan payable	33,676	-
Proceeds from issuance of stock	-	25,694
Line of credit - long term - related party	(264,157)	15,964
New Cash Flows from Financing Activities	(230,481)	41,658

Net Change in Cash:	60,642	$(2,613)
Beginning cash:	1,627	10,878
Ending Cash:	$62,269	$8,265

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$0
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

Nature of Business

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’), through its operating subsidiary, GiveMePower Corporation, operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. The Corporation is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.

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

On October 21, 2019, pursuant to a stock purchase agreement dated October 2, 2019, Cannabinoid Biosciences, Inc., a California corporation, purchased one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the Company, representing  97.82% of our total issued and outstanding voting shares of common stock and preferred stock. Simultaneously with the purchase, the officers and directors of the Company resigned and Frank I Igwealor became Chairman and CEO, Secretary, Treasurer, and Director of the Company.  Following the share sales to Cannabinoid Biosciences, Inc., the purchaser converted 900,000 of the preferred shares for 900,000,000 shares of the Company's current outstanding shares of common stock.

Following the consummation of the October 21, 2019 transactions, the Company decided to restart filing important information immediately.  The Company used the Form 10-12(g) to register its common stock with the SEC.

On September 15, 2020, Kid Castle Educational Corporation (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company).   The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.  Community Economic Development Capital, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, related commercial facilities, industrial and commercial real estate, and other real estate related services.

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

On April 21, 2021, the Company sold Cannabinoid Biosciences, Inc. (“CBDX”), a California corporation, to Premier Information Management, Inc. for $1 in cash. As further consideration pursuant to the stated sales, CBDX returned Kid Castle Educational Inc., the parent Company of GMPW, the 100,000 shares of KDCE preferred stock and 900,000,000 shares of KDCE common stock that CBDX bought in October of 2019.  Pursuant to the April 21, 2021 transaction, CBDX ceased from being a subsidiary of GMPW, effective April 1, 2021.

As at the time of these transactions, all four businesses involved in the transactions were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control“ subsections of ASC 805-50.  Under ASC 805-50, "assets transferred to the entity are generally not stepped up to fair value. Instead, they are recorded at the ultimate parent’s historical cost basis.  Whether the transaction should be retrospectively or prospectively applied is dependent on the nature of the common control transaction. Transfer of net assets or a business are reflected retrospectively, whereas transfers of assets are prospective.” "The financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period.”

The consolidated financial statements of the Company therefore include GiveMePower Corporation and its wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. While this would make it our second profitable quarter in a row, we still operate limited ongoing business operations that generate income.  For the three and six months ended June 30, 2021, we reported net income of $416,494 and $866,764 respectively, and an accumulated deficit of $6,739,383 as of June 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to (a) continue to run our current businesses profitably, (b) raise additional debt, or (c) equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended June 30, 2021. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2021 and December 31, 2020, we did maintain $62,272 and $1,630 balance of cash equivalents respectively.

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with the Company’s brokerage for the purchase of securities and to fund the underfunded balance.  The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account as of June 30, 2021 is $33,792.

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 3% of equity of the shares of any public companies as investments as of June 30, 2021

All investments that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. The Company does not have any investment securities for which market quotes are not readily available.

The Company’s trading securities are held by a third-party brokerage firm, and composed of publicly traded companies with readily available fair value which are quoted prices in active markets.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  As at June 30, 2021, the Company has a loan balance of $456,424 from company that is controlled by the Company’s majority stockholder.  Additionally, during the period under review, the Company paid rent $1,793 to a company that is controlled by the Company’s majority stockholder.  See NOTE 7 for more details of our related party transactions.

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

The Company does not have operating and financing leases as of June 30, 2021. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof.  The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of June 30, 2021, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) sales of trading securities using its broker firm, less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

During three and six months ended June 30, 2021, the Company did recognized revenue of $3,376,528 and 4,042,194 from operations, and $32 and $62 in dividend income respectively.

Professional Fees:

We expense professional fees when incurred.  During the period ended June 30, 2021, the Company did recognize professional fees of $102,116 compared to $30,388 we spent in the period ended.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.  We have no real estate sales in the three and six months ended June 30, 2021

Alpharidge’s Entrepreneurship Development Initiative

In April of 2021, Alpharidge launched its Entrepreneurship Development Initiative which entails: (1) Portfolio – acquiring OTC trading shells with stop signs and cleaning them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs; and (2) Custodianship – use the custodianship process in Nevada and Delaware to acquire custodianship of abandoned OTC-trading shells, clean them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs.

On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current.  As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells.  The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks.   Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions."  Cost related to the successful petitions were capitalized on the Company's balance sheet as "Entrepreneurship Development" and those related to failed petitions were expensed in the period incurred as "Professional Fees - legal."

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business.  It expects to generate income and expense cost related to this line of business.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of June 30, 2021 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501.   The space is a shared office space, which at the current time is suitable for the conduct of our business.  The Company has no real property and do not presently owned any interests in real estate.  As at June 30, 2021, the Company has spent about $1,793 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at June 30, 2021.

NOTE 5. NET TRADING REVENUE

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net revenue primarily consists of revenues from sales of trading securities using its broker firm, less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost.

Net trading revenue consisted of the following:

January 1, 2021 to June 30, 2021	Total
Revenue from sales of securities	$3,341,809
Cost of securities	(3,077,026)
Net income from trading securities	$264,783

NOTE 6. SALES – INVESTMENT PROPERTY

Real Estate

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

	30-Jun-20	31-Dec-20
Description
Sales - Investment property	$700,385	$1,205,000
Cost:
Closing costs		(11,522)
Commissions Paid	(35,019)	(60,645)
Developer Fees		(95,750)
Escrow & Title	(3,617)	(6,714)
Investment property sold	(674,846)	(917,825)
Mortgage Payoff		(51,879)
Property Taxes	(1,386)	(20,064)
Recording Charges	(4,213)	(7,048)
Seller Credit		(8,380)
Miscellaneous Debits/Credits	(3,261)	(8,380)
Total costs	(722,341)	(1,179,827)

Gain on real estate investment sales	$(21,956)	$25,173

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	June 30, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	456,424	540,524
Total Line of credit - related party	456,424	604,156
Less: current portion	(0)	(63,632)
Total Long-term Line of credit - related party	$456,424	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of June 30, 2021, the Company had $0 balance due on this LOC.

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

As at June 30, 2021 and 2020, the Company’s controlling firm and significant stockholder advanced $456,424 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	June 30,	December 31,
	2021	2020
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company	$0	$63,201
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate	456,424	540,524

Total	$456,424	$603,725

Other Accrued Liabilities

Other accrued liabilities entail licensing fees owned to Poverty Solutions, Inc., a control entity.   The related party is a California nonprofit corporation that specialized in developing and deploying programs that help low-income persons and families to divest poverty, through affordable housing, real estate development, financial capability training, venture capital initiatives, private equity operations, and algorithmic trading models designs.   The transaction is arm-length and 20/80 distribution is standard practice in the hedge-fund and private-equity industry.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share ("EPS") is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2021 to June 30, 2021, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2021 to June 30, 2021	Amount
Net income	$866,764
Dividends	-
Stock option	-
Adjusted net income attribution to stockholders	$866,764

Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706
Net changes in fair value at end of the period
Basic and Diluted	$.0388

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2021 and December 31, 2020 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended June 30, 2021 or December 31, 2020 as defined under ASC 740, "Accounting for Income Taxes."  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended June 30, 2021 and December 31, 2020:

	Percent	30-Jun-21	31-Dec-20

Federal statutory rates	34.0%	$(2,291,390)	$(2,678,271)
State income taxes	5.0%	(336,969)	(393,863)
Permanent differences	-0.5%	33,697	39,005
Valuation allowance against net deferred tax assets	-38.5%	2,594,662	3,032,748
Effective rate	-%	$-	$-

At June 30, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	30-Jun-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforward	(6,739,383)	(7,879,875)
Total deferred income tax asset	2,594,662	3,073,151
Less: valuation allowance	(2,594,662)	(3,073,151)
Total deferred income tax asset	$-	$-

The Company has recorded as of June 30, 2021 and December 31, 2020, a valuation allowance of  $2,594,662 and  $3,073,151 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $2,594,662 as at June 30, 2021 decreased by $866,764 compared to December 31, 2020 of $3,073,151, as a result of the Company generating additional net operating income of $866,764.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2021 and December 31, 2020.

The Company has net operating loss carry-forwards of approximately $6,739,383. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments:

As of June 30, 2021, the Company has no available-for-sale real estate properties.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. entered into a marginal loan agreement as part of its new trading account process in 2019 with a brokerage firm for the purchase of securities and to fund the underfunded balance.  The balance of this account as at June 30, 2021 is $33,792.

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

The Company had the following related party transactions:

•         Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of June 30, 2021, the Company had repaid the entire balance on the LOC

•         Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $456,424 from the line of credit as of June 30, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of June 30, 2021 and December 31, 2020, the Company has $456,424 and $540,524, respectively, in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2021 and December 31, 2020 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 1,000,000 shares of preferred stock were issued and outstanding as at June 30, 2021 and December 31, 2020 respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 as at June 30, 2021 and December 31, 2020 respectively.

Period ended June 30, 2021

The Company has issued 22,324,706 and 922,324,706 shares of our common stock to more than 54 shareholders as at June 30, 2021 and December 31, 2020 respectively.

Warrants

No warrants were issued or outstanding as at June 30, 2021 and December 31, 2020 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after June 30, 2021 through August 22, 2021, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.  The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Kid Castle Educational Corporation through its operating subsidiary, GiveMePower Corporation, operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. The Corporation is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.

Basis of Presentation

The consolidated financial statements of the Company therefore include GiveMePower Corporation and its wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and subsidiaries, in which GiveMePower has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Overview

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” "Us" or “Our’) operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States.

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

On October 21, 2019, pursuant to a stock purchase agreement dated October 2, 2019, Cannabinoid Biosciences, Inc., a California corporation, purchased one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the Company, representing  97.82% of our total issued and outstanding voting shares of common stock and preferred stock. Simultaneously with the purchase, the officers and directors of the Company resigned and Frank I Igwealor, Chairman and CEO, Secretary, Treasurer, and Director.

Following the consummation of the October 21, 2019 transactions, the Company decided to restart filing important information immediately.  The Company used the Form 10-12(g) to register its common stock with the SEC.

Most Recent Addition to Our Business and Organization

Crypto Currency Mining Operation

During the period between March 3 to March 16 2021, the Company tried unsuccessfully, to acquire Bitcentro/Buzzmehome’s CryptoCurrency mining operations in Canada for $500,000 in cash. The deal fell through because of misunderstanding between parties as to the timing and duration of due diligence period.

After the failed acquisition attempt, the Company contracted with Brady Fernandes, a Los Angeles resident who claimed expertise in the crypto mining industry. The Company contracted with Brady for $9,200 to commence the project of helping the company to build out its own in-house cryptocurrency mining farm. Brady has commenced building our first rig and has also ordered the necessary equipment to add rigs to our crypto currency mining farm. On April 28, 2021, the Company paid additional $10,000 to Mr. Fernandez for ordering additional equipment for building out it crypto currency mining farm.

We have dedicated a line-item, “Crypto Currency Mining Rigs,” on our balance to track all our investments in the Crypto Currency Mining Operation. We plan to build out a fully operating farm in California, using solar energy to mitigate the high cost of energy in California.

Current Business and Organization - Alpharidge

The Company, through its three wholly owned subsidiaries, Alpharidge Capital, LLC (“Alpharidge”), Malcom Wingate Cush Franklin LLC (“MWCF”), and Opportunity Zone Capital LLC (“OZC”), seeks to empower black persons in the United States through financial tools and resources as follows:

●

Alpharidge and OZC Real estate operations – Real estate operations would consist primarily of rental real estate, affordable housing projects, opportunity zones, other property development and associated HOA activities. OZC development operations would be primarily through a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities, and raw land for residential development; and

●

MWCF financial empowerment – MWCF would utilize operate the tools of financial education/training, mergers and acquisitions, private equity and business lending to invest and empower young black entrepreneurs, seeding their viable business plans and ideas and creating jobs in their communities. MWCF is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate in opportunity zones and other distressed neighbourhood across America.

●

Cash Management, Opportunistic and Event-Driven Investments: The Company keeps no more than 10% of its total assets in liquid cash or investments portfolio, which is actively managed by its directors and officers and invest primarily in equity investments on a long and short basis. The Company’s cash management policy which requires that the Company actively invests its excess cash into stocks, bonds and other securities is intended to provide the company greater levels of liquidity and current income. The Company uses proprietary trading models to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds. Where necessary, the Company uses seeded entities to pursue real-time market transactions in publicly traded securities including but not limited to stocks, bonds, options, futures, forex, warrants, and other instruments.

Alpharidge’s Entrepreneurship Development Initiative

In April of 2021, Alpharidge launched its Entrepreneurship Development Initiative which entails: (1) Portfolio – acquiring OTC trading shells with stop signs and cleaning them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs; and (2) Custodianship – use the custodianship process in Nevada and Delaware to acquire custodianship of abandoned OTC-trading shells, clean them up to become Pink Current, then merging them with emerging businesses controlled by Alpharidge-trained entrepreneurs.

On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current.  As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells.  The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks.   Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions."  Cost related to the successful petitions were capitalized on the Company's balance sheet as "Entrepreneurship Development" and those related to failed petitions were expensed in the period incurred as "Professional Fees - legal."

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business.  It expects to generate income and expense cost related to this line of business.

Current Business and Organization - CED Capital

Community Economic Development Capital, LLC. (“CED Capital”), a California limited liability company, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, industrial and commercial real estate, and other real estate related services. CED Capital principal business objective is to maximize returns through a combination of (1) generating good profit while making substantial social impact, (2) sustainable long-term growth in cash flows from increased rents, and (3) potential long-term appreciation in the value of its properties from capital gains upon future sale. The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly multifamily housing and specialized industrial properties in the United States. Additionally, its specialized industrial property strategy is to acquire and own a portfolio of specialized industrial properties, including multifamily properties. This strategy includes the following components:

[ ]

Owning Specialized Real Estate Properties and Assets for Income. The Company intends to acquire multifamily housings, economic development real estates and multifamily properties. The Company expects to hold acquired properties for investment and to generate stable and increasing rental income from leasing these properties to licensed growers.

[ ]

Owning Specialized Real Estate Properties and Assets for Appreciation. The Company intends to lease its acquired properties under long-term, triple-net leases. However, from time to time, the Company may elect to sell one or more properties if the Company believes it to be in the best interests of its stockholders. Accordingly, the Company will seek to acquire properties that it believes also have potential for long-term appreciation in value.

[ ]	Affordable Housing. Its motto is: “acquiring distressed/troubled properties, securing generous government subsidies, empowering low-income families, and generating above-market returns to investors.”

[ ]

Preserving Financial Flexibility on the Company’s Balance Sheet. The Company intends to focus on maintaining a conservative capital structure, in order to provide us flexibility in financing its growth initiatives.

Competition

Our business is highly competitive. We are in direct competition with more established private equity firms, private investors and management companies. Many management companies offer similar products and services for business rollups and consolidations. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out acquisition, operations and restructuring efforts. These competitors may have competitive advantages, such as greater name recognition, larger capital-base, marketing, research and acquisition resources, access to larger customer bases and channel partners, a longer operating history and lower labor and development costs, which may enable them to respond more quickly to new or emerging opportunities and changes in customer requirements or devote greater resources to the development, acquisition and promotion.

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

Employees

We do not have a W-2 employee at the present.  Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of June 30, 2021, pending when we could formalize an employment contract for him.   In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  We plan on formalizing employment contract for those staff currently helping us without pay.  Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three and Six Months ended June 30, 2021, as Compared to Three and Six Months Ended June 30, 2021, 2020

Revenues — The Company recorded $3,376,528 and $4,042,194 in revenue for the three and six months ended June 30, 2021 as compared to $0 and $0 for the same period of June 30, 2020.

Operating Expenses — Total operating expenses for the three and six months ended June 30, 2021, was $77,645 and $133,123, due to increased operating activities during the period ended June 30, 2021.

Net Income — Net income for three and six months ended June 30, 2021 was $416,494 and $866,764.  Gross income from operation includes unrealized gain of $712,532 and $759,999 for the three and six months ended June 30, 2021.

OCI - Unrealized Gain or Other Comprehensive Income for three and six months ended June 30, 2021, was of $712,532 and $759,999, as compared to Unrealized Loss of $(4,402) and $(67,818) for the three six months ended June 30, 2020. The other comprehensive income of $712,532 and $759,999 were a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, the Company had a working capital of $1,037,406, consisting of $62,272 in cash, $2,227,539 in Trading Securities, and $1,252,405 in short-term loan.

For the six months period ended June 30, 2021, the Company used cash of $54,693 on operating activities, generated cash of $19,935 on investing activities, and used cash of $230,481 on financing activities, resulting in an increase in total cash of $60,642 and a cash balance of $62,269 for the period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of June 30, 2021. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2021:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2021, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

KID CASTLE EDUCATIONAL CORPORATION

Date: September 24, 2021	By:	/s/ Frank I Igwealor
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

Date: September 24, 2021

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

Date: September 24, 2021

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of KID CASTLE EDUCATIONAL CORPORATION (the “Company”) on Form 10-Q for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, the Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer

Date: September 24, 2021

This Certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.