Form 10-Q
period 2021-09-30
KID CASTLE EDUCATIONAL CORP
filed 2022-01-14
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 333-39629

KID CASTLE EDUCATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2549529
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

370 Amapola Ave., Suite 200A, Torrance California	90501
(Address of principal executive offices)	(Zip Code)

310-895-1839

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	KDCE	EXPERT MARKET

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Nine months ended September, 2021, there were 22,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$218,707	$1,630
Investments - trading securities	37,100	91,282
Total Current Assets	255,807	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Lingstar Electric Vehicles Invt	27,271
Entrepreneurship Development	2,974,133	-
Crypto Currency Mining Rigs	19,200	-
Total assets	3,276,411	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	-	4,542
Accrued interest	1,600	2,812
Marginal loan payable	-	115
Line of credit - related party, current portion	10,000	63,632
Total Current Liabilities	$11,600	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$903,248	$150,000
Related party liabilities - net of current portion	1,382,374	540,524
Total Long-Term Liabilities	2,285,622	690,524
Total Liabilities	$2,297,222	$761,626

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.000001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding as at and September 30, 2021 and December 31, 2020 respectively	$10	$10
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 22,324,706 and 922,324,706 issued and outstanding as at and September 30, 2021 and December 31, 2020 respectively	223	9,223
Additional paid in capital	7,638,427	7,873,783
Accumulated deficit	(6,659,471)	(7,879,875)
Minority Interest	117,503	377
Total Stockholders’ Equity	$979,189	$3,141
Total Liabilities and Stockholders’ Equity	3,276,411	764,767

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Entrepreneurship Development	$146,000		$146,000
Sales of investments under trading securities	1,852,489	$19,035	5,194,298	$99,877
Sales of investment under property		-	700,385	1,205,000
Total Revenue	1,998,489	19,035	6,040,683	1,304,877

Cost of goods sold:
Entrepreneurship Development	34,100		34,100
Licensing Fees	165,361		1,382,374
Cost of sales - trading securities	859,392	-	2,719,477	-
Cost of sales - property			722,341	1,179,827
Total cost of goods sold	$1,058,853	-	$4,858,293	$1,179,827
Gross profit	$939,635	$19,035	$1,182,390	$125,050

Operating expenses:
General and administrative	60,233	9,528	98,349	47,224
Professional fees	40,561	11,221	135,261	66,059
Advertising and promotions	85	1,598	1,774	16,325
Interest expense	2,095	-	463	-
Total operating expenses	102,973	22,347	235,847	129,608
Income (loss) from operations	$836,662	$(3,312)	$946,544	$(4,559)

Other Income
Dividends	-	$152	$62	$173
Unrealized gain (loss)	$(756,928)	(39,515)	71	(128,233)
Net Income	79,734	(42,676)	946,676	(132,618)

Earnings (loss) per Share: Basic and Diluted	$0.0036	$(0.000)	$0.0424	$(0.000)

Weighted Average Common Shares Outstanding: Basic and Diluted	22,324,706	922,324,706	22,324,706	922,324,706

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common stock issued to settle debt and employee compensation	20,000,000		200			200
Preferred stock conversion	900,000,000		9,000			9,000
Preferred shares issued		100,000	10			10
Acquisition of business			(1,670)	180,746		181,049
Net (income) loss					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$9,233	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued		900,000				-
Acquisition of business				47,670	2,181	49,851
Net (income) loss			0		(82,979)	(82,979)
Balance, December 31, 2020	922,324,706	1,000,000	$9,233	$7,873,783	$(7,879,875)	$3,141
Share cancellation	(900,000,000)		(9,000)	9,000		-
Disposition of business				(244,355)	273,727	29,372
Net Income			0		946,676	946,676
Balance, September 30, 2021	22,324,706	1,000,000	$233	$7,638,428	$(6,659,471)	$979,189

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CASHFLOWS

(Unaudited)

	For the six months ended Sept 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$946,677	$(132,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	54,110	22,435
Depreciation	-	4,301
Other Accrued Liabilities	(2,257)	1,522
Net Cash Flows Used in Operating Activities	998,530	(104,360)

Cash flows from investing activities:
Entrepreneurship Development	(2,974,133)	41,579
Payment for real estate investment	664,111	482,750
Crypto Currency Mining Rigs	(19,200)
Lingstar Electric Vehicles Invt	(27,271)
Net Cash Flows from Investing Activities	(2,356,493)	524,328

Cash flows from financing activities:
Proceeds from issuance of marginal loan payable	-	1,208
Proceeds from issuance of line of credit - long term		150,000
Payment on line of credit - long term - related party		(726,192)
Proceeds from issuance of stock		25,697
Long term liabilities - related party	1,382,374
Line of credit - short term - related party	192,667	122,431
New Cash Flows from Financing Activities	1,575,041	(426,856)

Net Change in Cash:	$217,078	$(6,888)
Beginning cash:	1,630	12,229
Ending Cash:	$218,707	$5,341

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$11,549
Cash paid for tax	$0	$0

Supplemental Disclosures of Non-Cash Financing
Shares issued to settle accounts payable	$0
Shares issued to settle accruals - related parties	$0

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

Nature of Business

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” “Us” or “Our’), through its operating subsidiary, GiveMePower Corporation, operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States through financial tools and resources. The Corporation is primarily focused on: (1) creating and empowering local black businesses in urban America; and (2) creating real estate properties and businesses in opportunity zones and other distressed neighborhood across America.

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

On October 21, 2019, pursuant to a stock purchase agreement dated October 2, 2019, Cannabinoid Biosciences, Inc., a California corporation, purchased one (1) million shares of its preferred shares (one preferred share is convertible 1,000 share of common stocks) of the Company, representing 97.82% of our total issued and outstanding voting shares of common stock and preferred stock. Simultaneously with the purchase, the officers and directors of the Company resigned and Frank I Igwealor became Chairman and CEO, Secretary, Treasurer, and Director of the Company. Following the share sales to Cannabinoid Biosciences, Inc., the purchaser converted 900,000 of the preferred shares for 900,000,000 shares of the Company’s current outstanding shares of common stock.

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

As at the time of these transactions, all four businesses involved in the transactions were controlled by Mr. Frank I Igwealor. Because both the buyer and seller in the above acquisitions were under the control of the same person, the transaction was classified as “common control transaction and therefore fall under “Transactions Between Entities Under Common Control” subsections of ASC 805-50. Under ASC 805-50, “assets transferred to the entity are generally not stepped up to fair value. Instead, they are recorded at the ultimate parent’s historical cost basis. Whether the transaction should be retrospectively or prospectively applied is dependent on the nature of the common control transaction. Transfer of net assets or a business are reflected retrospectively, whereas transfers of assets are prospective.” “The financial statements of the receiving entity should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for that period will thus comprise those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period.”

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

Because GiveMePower Corporation is 87% controlled by Kid Castle Educational Corporation, the consolidation rule requires the Revenue, Assets and Liabilities recognized and disclosed on the financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation pursuant to ASC 810.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. While this would make it our third profitable quarter in a row, we still operate limited ongoing business operations that generate income. For the three and nine months ended September 30, 2021, we reported net income of $79,734 and $946,676 respectively, and an accumulated deficit of $6,659,471 as of September 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to (a) continue to run our current businesses profitably, (b) raise additional debt, or (c) equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

COVID-19 Risks, Impacts and Uncertainties

COVID-19 Risks, Impacts and Uncertainties —We are subject to the risks arising from COVID-19’s impacts on the residential real estate industry. Our management believes that these impacts, which include but are not limited to the following, could have a significant negative effect on our future financial position, results of operations, and cash flows: (i) prohibitions or limitations on in-person activities associated with residential real estate transactions; (ii) lack of consumer desire for in-person interactions and physical home tours; and (iii) deteriorating economic conditions, such as increased unemployment rates, recessionary conditions, lower yields on individuals’ investment portfolios, and more stringent mortgage financing conditions. In addition, we have considered the impacts and uncertainties of COVID-19 in our use of estimates in preparation of our consolidated financial statements. These estimates include, but are not limited to, likelihood of achieving performance conditions under performance-based equity awards, net realizable value of inventory, and the fair value of reporting units and goodwill for impairment.

In April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended September 30, 2021. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2021 and December 31, 2020, we did maintain $218,707 and $1,630 balance of cash equivalents respectively.

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

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Marginal Loan Payable

The Company entered into a marginal loan agreement as part of its new trading account process in 2019 with the Company’s brokerage for the purchase of securities and to fund the underfunded balance. The marginal loan payable bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The balance of this account nine months ended September, 2021 is $0.

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.8% of equity of the shares of any public companies as investments nine months ended September 30, 2021

All investments that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. The Company does not have any investment securities for which market quotes are not readily available.

The Company’s trading securities are held by a third-party brokerage firm, and composed of publicly traded companies with readily available fair value which are quoted prices in active markets.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our common stock or membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. As at September 30, 2021, the Company has a loan balance of $903,248 from company that is controlled by the Company’s majority stockholder. Additionally, during the period under review, the Company paid rent $1,793 to a company that is controlled by the Company’s majority stockholder. See NOTE 7 for more details of our related party transactions.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

GiveMePower Corporation is 87% owned and controlled by Kid Castle Educational Corporation. Kid Castle Educational Corporation is 55% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these three companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation and Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases nine months ended September , 2021. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. Nine months ended September , 2021, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During three and nine months ended September 30, 2021, the Company did recognized revenue of $1,998,489 and 6,040,683 from operations, and $0 and $62 in dividend income respectively.

Professional Fees:

We expense professional fees when incurred. During the period ended September 30, 2021, the Company did recognize professional fees of $135,261 compared to $66,059 spent for similar period of last fiscal year.

Real Estate

Revenue Recognition: Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We shall account for our leases as follows: (i) for operating leases, revenue is recognized on a straight line basis over the lease term and (ii) for financing leases (x) minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease and (y) unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. We have no real estate sales in the three and nine months ended September 30, 2021

Alpharidge’s Entrepreneurship Development Initiative (EDI)

EDI Program Summary

Alpharidge’s Entrepreneurship Development Initiative comprises of entrepreneurship and financial capability training that facilitates economic development, train former-servicemen/veterans to become entrepreneurs, transform and empower at-risk youths, improved economic outcomes for participants, help low-income families to create jobs for friends and family members, train young low-income persons to become self-sufficiency and achieve economic independence through financial capability training. Enrolment eligibility is determined at the start. We recruit aspiring entrepreneurs, focusing specifically on young-persons from low-income backgrounds. Although all Low-income Persons are eligible to participate, we prioritize veterans in our program enrolment because most of them have been well-trained in the areas of discipline, punctuality, perseverance, hard-working and patience. Many of the veterans that we have served had faced barriers to employment such as lack of civilian work skills and experience, length of time out of the labor force, current and/or past histories of physical or emotional disability, homelessness, and/or lack of resources for engaging in job skills training for today’s job market. Alpharidge work with local business incubators are in place to provide support infrastructure to growing firms in California, Arizona, Nevada, Georgia and Maryland. Additional states would be added in the future as EDI grows.

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

To launch its Entrepreneurship Development Initiative, Alpharidge Capital, LLC drew $0.9 million from its $1.5 million LOC with LA Community Capital. On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current. As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells. The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

EDI Long-Term Goals

Alpharidge Capital LLC anticipates its Entrepreneurship Development to be an ongoing business. It expects to generate income and expense cost related to this line of business.

Accounting and Reporting for EDI

Costs are accumulated by shells as follows: (1) legal cost to petition court for custodianship of an abandoned shell; (2) State taxes and fees to revive or reinstate company into good standing; (3) payment to Transfer agents to clear outstanding balance; and (4) fees paid to consultants, SEC and OTC Market group for systems access and compliance reporting. The total expenses attracted by each custodianship or portfolio investments are itemized to the named shell/investment for better cost-recovery analysis. Total accumulated fees are expensed at the time each shell is sold. As of September 30, 2021, Alpharidge has sold two such shells and expensed the total accumulated costs related to each shell sold. As of September 30, 2021, EDI stood at $2.945 million comprising of the following:

Name	Descriptions	Amount
EDI Capital	Statutory Equity at cost	$1,435,295
Compliance filings	Cash paid to Consultants	$63,000
Legal fees	Cash paid for court filings	$229,175
NV Secretary of States	Cash paid to NV to reinstate	$793,300
OTCIQ Access Fees	Cash paid to OTCM	$57,000
Buyouts and Settlements	Cash paid to previous management	$238,541
Transfer Agents	Cash paid to Transfer Agents	$157,822

Entrepreneurship development capital: The initial equity investment required by the State Statute to be eligible to seek custodianship of each target, and other additional equity investments is accounted for at cost and booked into an assets account classified as “Entrepreneurship Development Capital.” Each of these shells is available to be sold within 12 months.

As at the date of this report, Alpharidge Capital has successfully cleaned 21 of the 35 shells; paid all the most of the State’s minimum tax and fees for reinstatement and revival; cleared most of the outstanding balances with the respective shell’s Transfer Agents; brought the 21 into compliance with the minimum reporting requirements using the alternative reporting systems available through the OTC Market Groups systems. The remaining 14 are waiting for access to the Edgar filing systems to start making necessary report available to meet the requirements. Of those 21, Alpharidge Capital has executed definite agreements to sell two of the shells for profit. In addition, except for minor disagreements of a unique merger clause that is of particular interest to Alpharidge, agreements for the sale of additional three shells are almost complete. Alpharidge is also incompliance with the Nevada court custodianship process reporting requirements.

As of September 30, 2021, total value of Investment – Entrepreneurship Development was $2,974,133, comprising of $0.3 million in capitalized legal fees, $1.4 million statutory equity stake and additional investments, $0.7 million in State charter reinstatement fees paid, and $0.5 million in other costs.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts. It is possible that at times, the company’s cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. In such situation, the Company’s management would assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures would be addressed and mitigated.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings nine months ended September 30, 2021 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at September 30, 2021, the Company has spent about $1,793 on rent which was paid to Poverty Solutions to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at September 30, 2021.

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

Net trading revenue consisted of the following:

January 1, 2021 to September 30, 2021	Total
Revenue from sales of securities	$5,194,298
Cost of securities	(2,719,477)
Platform License Fees	(1,382,374)
Net income from trading securities	$1,092,447

NOTE 6. SALES – INVESTMENT PROPERTY

Real Estate

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

	30-Sep-21	31-Dec-20
Description
Sales - Investment property	$700,385	$1,205,000
Cost:
Closing costs		(11,522)
Commissions Paid	(35,019)	(60,645)
Developer Fees		(95,750)
Escrow & Title	(3,617)	(6,714)
Investment property sold	(674,846)	(917,825)
Mortgage Payoff		(51,879)
Property Taxes	(1,386)	(20,064)
Recording Charges	(4,213)	(7,048)
Seller Credit		(8,380)
Miscellaneous Debits/Credits	(3,261)	(8,380)
Total costs	(722,341)	(1,179,827)

Gain on real estate investment sales	$(21,956)	$25,173

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	September 30, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	903,248	540,524
Total Line of credit - related party	903,248	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$903,248	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. Nine months ended September , 2021, the Company had $0 balance due on this LOC.

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

Affiliate Receivables and Payables

The Company considers its officers, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates. As at September 30, 2021 and December 31, 2020, the Company’s controlling firm and significant stockholder advanced $903,248 and $604,156 respectively, to the Company for working capital. These advances are non-interest bearing and payable on demand. Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30, 2021		December 31, 2020
Due from Affiliates

	$		$0
Due to Affiliates
Due to Goldstein Franklin who have been lending operating capital to the company		$0	$63,632
Due to Poverty Solutions who holds 11.7% of the Company’s outstanding common stock		1,382,374	0
Due to Los Angeles Community Capital – advance used to acquire Investment Real Estate and Entrepreneurship Development		903,248	540,524

Total		$6,895,680	$604,156

Affiliate Receivables and Payables - Other Accrued Liabilities

Other accrued liabilities entail licensing fees owned to Poverty Solutions, Inc., a control entity that owns 11.70% of the outstanding shares of Company’s common stock. The related party is a California nonprofit corporation that specialized in developing and deploying programs that help low-income persons and families to divest poverty, through affordable housing, real estate development, financial capability training, venture capital initiatives, private equity operations, and algorithmic trading models designs. The transaction is arm-length and 20/80 distribution is standard practice in the hedge-fund and private-equity industry.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2021 to September 30, 2021, as there are no potential shares outstanding that would have a dilutive effect.

January 1, 2021 to September 30, 2021	Amount
Net income	$946,676
Dividends	62
Stock option	-
Adjusted net income attribution to stockholders	$946,676

Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706
Net changes in fair value at end of the period
Basic and Diluted	$0.0424

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets nine months ended September 30, 2021 and December 31, 2020 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended September 30, 2021 or December 31, 2020 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended September 30, 2021 and December 31, 2020:

	Percent	30-Sep-21	31-Dec-20

Federal statutory rates	34.0%	$(2,264,220)	$(2,678,271)
State income taxes	5.0%	(332,974)	(393,863)
Permanent differences	-0.5%	33,297	39,005
Valuation allowance against net deferred tax assets	-38.5%	2,597,194	3,032,748
Effective rate	-%	$-	$-

At September 30, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	30-Sep-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforward	6,659,471	(7,879,875)
Total deferred income tax asset	2,597,194	3,073,151
Less: valuation allowance	(2,597,194)	(3,073,151)
Total deferred income tax asset	$-	$-

The Company has recorded nine months ended September 30, 2021 and December 31, 2020, a valuation allowance of $2,597,194 and $3,073,151 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions nine months ended September 30, 2021 and December 31, 2020.

The Company has net operating loss carry-forwards of approximately $6,659,471. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

NOTE 10. RECENTLY ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

ASU 2019-12 — In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019- 12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning October 1, 2021, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

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

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarifies that the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments:

Nine months ended September 30, 2021, the Company has no available-for-sale real estate properties.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. entered into a marginal loan agreement as part of its new trading account process in 2019 with a brokerage firm for the purchase of securities and to fund the underfunded balance. The balance of this account as at September 30, 2021 is $0.

NOTE 14. RELATED PARTY TRANSACTIONS

The managing member, CEO and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company is formulating a policy for the resolution of such conflicts.

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. Nine months ended September , 2021, the Company had repaid the entire balance on the LOC

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $903,248 from the line of credit nine months ended September 30, 2021.

The company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms. Nine months ended September 30, 2021 and December 31, 2020, the Company has $903,248 and $540,524, respectively, in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

Nine months ended September 30, 2021 and December 31, 2020 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 shares of preferred stock were issued and outstanding as at September 30, 2021 and December 31, 2020 respectively.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 as at September 30, 2021 and December 31, 2020 respectively.

Period ended September 30, 2021

The Company has issued 22,324,706 and 922,324,706 shares of our common stock to more than 54 shareholders as at September 30, 2021 and December 31, 2020 respectively.

Warrants

No warrants were issued or outstanding as at September 30, 2021 and December 31, 2020 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after September 30, 2021 through December 08, 2021, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Because GiveMePower Corporation is 87% controlled by Kid Castle Educational Corporation, the consolidation rule requires the Revenue, Assets and Liabilities recognized and disclosed on the financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation pursuant to ASC 810.

Overview

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” “Us” or “Our’) operates and manages a portfolio of real estate and financial services assets and operations to empower black persons in the United States.

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

On April 22, 2021, Alpharidge retained a Nevada based Attorney to petition for custodianship of Mondial Ventures, Inc. Alpharidge later lost the attempt and expensed all related cost as Professional fees – legal. On May 5, 2021, Alpharidge purchase from the open market, Labwire, Inc., (LBWR) and Waypoint Biomedical, Inc., both of which it has brought Pink Current. As at the date of this reports, Alpharidge’ Entrepreneurship Development Initiative Portfolio has bought also purchase Nano Mobile Healthcare, Inc. to make it 3 shells. The Custodianship has petitioned for MNVN, HMLA, TONR, ECMH, ABWN, FPMI, NTGL, CGUD, ICOA, SRBT, USWF, NWTT, USBC, WRMA, WWRL, HERF, NRCD, TGMR, ITRX, AFFN, UTDE, AOBI, SRCX, ADCV, DVFI, APWL, CIVX, NHLG, ILIM, CCWF, TMXN, MNDP, JPEX, SVLT, MTEI, CAMG, CDBT, ERGO, NOUV, ICNM, PRDL, OCLG, ILST and FCGD, altogether 44 petitions filed within 8 weeks. Of the 44, Alpharidge lost, walked-away, or withdrew from 9 petitions.” Cost related to the successful petitions were capitalized on the Company’s balance sheet as “Entrepreneurship Development” and those related to failed petitions were expensed in the period incurred as “Professional Fees - legal.”

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff Nine months ended September , 2021, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three and Nine months ended September 30, 2021, as Compared to Three and Nine months Ended September 30, 2021, 2020

Revenues — The Company recorded $1,998,489 and $6,040,683 in revenue for the three and nine months ended September 30, 2021 as compared to $29,250 and $1,466,400 for the same period of September 30, 2020.

Operating Expenses — Total operating expenses for the three and nine months ended September 30, 2021, was $102,973 and $235,847 as compared to $23,820 and $129,673 in the same period of September 30, 2020, due to increased operating activities during the period ended September 30, 2021.

Net Income — Net income for three and nine months ended September 30, 2021 was $79,734 and $946,676 as compared to Net Loss of $42,672 and Net Loss of $132,618 for the three and nine months ended September 30, 2020. Net income includes unrealized gain of $(756,928) and $71for the three and nine months ended September 30, 2021.

OCI - Unrealized Gain or Other Comprehensive Income for three and nine months ended September 30, 2021, was $(756,928) and $71 as compared to Unrealized Loss of $39,359 and $107,187 for the three and nine months ended September 30, 2020. The Unrealized Gain of $(756,928) and $71 were a result of mark-to-market/fair value adjustment to Custodianship as well as Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, the Company had a working capital of $244,208 consisting of $218,707 in cash, $37,100 in Trading Securities, minus $11,600 in short-term liabilities.

For the nine months period ended September 30, 2021, the Company generated cash of $998,530 on operating activities, used cash of $2,356,493 on investing activities, and generated cash of $1,575,041 from financing activities, resulting in an increase in total cash of $217,078 and a cash balance of $218,707 for the period. For the nine months period ended September 30, 2020, the Company used cash of $20,320 in operating activities, used cash of $321,498 on investing activities and generated cash of $341,335 from financing activities, resulting in a decrease in cash of $483 and a cash balance of $17 at the end of that period due to discontinuation of business line.

As of September 30, 2021, total Notes Payable to related parties decreased by $84,100 from the fiscal year ended December 31, 2020.

As of September 30, 2021, total stockholders’ equity increased to $979,189 from $3,141 as of December 31, 2020. The increase in stockholders’ equity was largely due to the 35 shells acquired by the Company through the State of Nevada custodianship process. As at September 30, 2021, Alpharidge has paid a total of $711,600 as reinstatement and revival fees to the State of Nevada to reinstate and revive the 35 shells.

As of September 30, 2021, the Company had a cash balance of $218,707 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity are: (1) Crypto Currency Mining, (2) Real Estate Operations, (4) Sales of Custodianship Shells, (4) Trading Securities, and (5) Electric Vehicles and battery Technology activities. In the past, we have been generating cash from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan. To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures Nine months ended September , 2021. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2021:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred Nine months ended September , 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2021, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KID CASTLE EDUCATIONAL CORPORATION

Date: January 14, 2022	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

