Form 10-K
period 2021-12-31
KID CASTLE EDUCATIONAL CORP
filed 2022-04-15
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of December 31, 2021, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $5,216 using the average of the stock’s closing price between October 1, to December 31, 2021, which was $0.0022 multiplied by 2,324,706 shares. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held As of December 31, 2021.

As at December 31, 2021, the number of shares of common stock issued and outstanding was 22,324,706.

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

When we use the terms “Kid Castle,” “KDCE,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Delaware corporation.

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” “Us” or “Our’) operates and manages a portfolio of real estate properties, digital assets, and other in-demand properties. Kid Castle engages in rollup and consolidation of real estate, Biopharma and digital economy assets and operations.

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

Upon the receipt of the notification, we called the number listed on the letter to speak with the SEC staff listed. We explained to them that our involvement with KDCE started on October 21, 2019 when gained control of KDCE, and that prior to that date, neither us nor any of our officers and shareholders own or sold shares of KDCE. We did not have any idea or information about whatever happened with KDCE and its common stock until October 21, 2019. We explained that by the time on the unusual price movement in the stock, we did not even have access to the shareholders’ list and none of our officers or directors has any shares of KDCE to sell. We spoke to three staff who told us to wait for a formal request from their office.

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

On December 30, 2021, in exchange for its 87% control block in GiveMePower Corporation, the Company received 100% stake in Alpharidge Capital LLC from GiveMePower, in a cashless transaction, resulting in each public company going its separate way and an independent company.

Business Overview

Kid Castle engages in rollup and consolidation of real estate, Biopharma and digital economy assets and operations. The Company changed its CBD-focused business after selling Cannabinoid Biosciences, Inc. in April 2021, to refocus on acquisition and management of businesses and assets in real estate, Biopharma and digital economy. As the subsidiary of Video River Networks, Inc. (NIHK), the Company’s business plan is to help NIHK to achieve its business plan. The Company therefore will focus on rolling up Artificial Intelligence, Machine Learning, Robotics, and digital assets and businesses in North America.

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

Completed Acquisitions

Following the sale of the Cannabinoid Biosciences business unit, Kid Castle Educational Corporation, has not completed any acquisition so far.

Our Business Objectives and Growth Strategies

Our principal business objective is to maximize stockholder returns through a combination of (1) acquisition and rollup of profitable Artificial Intelligence, Machine Learning, Robotics, and digital assets across the United States of America (2) sustainable long-term growth in cash flows from increased profits, which we hope to pass on to stockholders in the form of distributions, and (3) potential long-term appreciation in the value of our businesses through process optimization and financial engineering. However, because of COVID-19, we were unable to obtain the financing necessary to make the acquisition of the businesses we needed to acquire. There is no guarantee that we could be able to acquire one or more in the future. In addition, there is no guarantee that viable businesses would still be available to us to acquire in the future, or at reasonable price.

Mission Statement

Our vision is to acquire and rollup profitable Artificial Intelligence, Machine Learning, Robotics, and digital assets across the United States of America.

There is no guarantee that we could successfully make any acquisition or rollup. Our mission as stated above is only a guiding principle as we start our acquisition. We have never made any big acquisition prior to this moment. Although we have a theoretical picture of what our mission called for, none of our staff have ever done it previously.

STRATEGY

Keys to Success

Management Experience

Our experienced management team has a combined thirty-two years of successful experience in finance and legal experience in the United States. The Company intends to acquire and rollup profitable Artificial Intelligence, Machine Learning, Robotics, and digital assets across the United States of America as soon as it had raised enough capital to consummate an acquisition of such business operation that generates significant revenue. There are no guarantees that we would be able to raise the capital needed to make any acquisition, though.

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

●	Each business/operation acquired is its own entity and is structured as its own business structure while the parent Company bundles all the ownership/control interests into a single corporation.

●	Each business/operation is managed by its management team or authorized agents.

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

We do not have positive operating cash flow. However, we intend to make acquisitions that would generate positive operating cash flow in the near future. We intend to meet our long-term liquidity needs through cash flow from operations and the issuance of equity and debt securities, including common stock and long-term notes. Where possible, we also may issue limited partnership interests in future Operating Partnership and use the proceeds to acquire businesses from existing owners. We expect to issue equity and debt securities at times when we believe that our stock price is at a level that allows for the reinvestment of offering proceeds in accretive business assets and property acquisitions. We may also issue common stock to permanently finance businesses that were previously financed by debt securities. However, since we have never done any of the above before, we cannot assure you that we will have access to the capital markets at times and on terms that are acceptable to us. Our ability to access the capital markets and to obtain other financing arrangements is also significantly limited by our limited experience in many of the industries that we target.

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

Competition

The current market for Artificial Intelligence, Machine Learning, Robotics, and digital assets operations that meet our investment objectives is limited. In addition, we believe finding businesses that are appropriate for our specific purpose may be limited as more competitors enter the market.

These competitors may prevent us from acquiring desirable businesses or may cause an increase in the price we must pay for businesses. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, the number of entities and the amount of funds competing for suitable investment Artificial Intelligence, Machine Learning, Robotics, and digital assets businesses may increase substantially, resulting in increased demand and increased prices paid for these businesses. If we pay higher prices for businesses, our profitability may decrease, and you may experience a lower return on our common stock. Increased competition for businesses may also preclude us from acquiring those businesses that would generate attractive returns to us.

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

Trademarks

We do not own any trademark or patents As of December 31, 2021 and 2020.

Employees

As of December 31, 2021, the Company’s employees comprised six (6) employees who managed the affairs of the parent corporation and the operations of the subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests.

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

For purposes of this section, the term “stockholders” means the holders of shares of Kid Castle Educational Corporation’s common stock. Set forth below are the risks that we believe are material to Kid Castle Educational Corporation’s stockholders. You should carefully consider the following factors in evaluating our Company, our businesses and our business.

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

Our financial statements appearing elsewhere in this Filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to raise additional capital as required. The Company has Accumulated Deficit of $7,879,875 and $7,801,050 as at the end of the year DECEMBER 31, 2021 and 2020 respectively.

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

We expect to significantly increase our spending to advance our financing products and services. We will require additional capital for the further promotion of our products, as well as to fund our other operating expenses and capital expenditures. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our operations. We may also seek collaborators for the products at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects. Our future capital requirements will depend on many factors, including:

●	Our plans to establish manufacturing capabilities, sales, and/or marketing;
●	The effect of competing medical products, technological and market developments;
●	The terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	Our revenues, if any, from our operations;
●	The time and costs involved in obtaining regulatory approvals for a biopharma product candidates (we currently do not have any product candidate), if any.

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

As of the date of this Filing we only have unwritten short-term, interim employment arrangements with our senior executive officers that expire on December 31, 2020. We are currently negotiating compensation packages and the terms of formal employment agreements with our executive officers and we anticipate the any such employment agreement entered into with our executive officers will be on terms no less favorable to our executive officers than the terms of their respective interim arrangement. There is a risk that the Company and any one or more of our executive officers will not reach an agreement with respect to their employment agreements, in part because we expect their compensation packages will be comprised of cash compensation, equity compensation (e.g. stock options, warrants or stock grants), as well as standard benefits and other terms customary for executive officers of similar experience and tenure. Although we intend to finalize negotiations with respect to these employment agreements with each of our executive officers in the near future, if we fail to reach mutually satisfactory agreements in this regard, any one or more of such persons may terminate their association with the Company. Additionally, we are also highly dependent on certain consultants and service providers, including our development partners and our marketing and advertising service providers, some of which are affiliates of the Company and our officers and directors. The loss of any one or more of these experienced executives, consultants, service providers and/or development partners would have a material and adverse effect on our Company and our business prospects. See “Certain Relationships and Related Party Transactions” and” Directors, Executive Officers and Corporate Governance”.

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

We will need to, or desire to, raise substantial additional capital in the future. Our future capital requirements will depend on many factors, including, among others:

●	Our degree of success in selling our medical products and related services;
●	The costs of establishing or acquiring sales, and marketing for our services;
●	The extent to which we acquire or invest in businesses, products, or technologies, and other strategic relationships; and
●	The costs of financing unanticipated working capital requirements and responding to competitive pressures.

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

Our proposed plan of operation and prospects will depend largely upon our ability to successfully establish a noticeable presence in the Artificial Intelligence, Machine Learning, Robotics, and digital assets industry on a timely fashion, retain and continue to hire skilled management, technical, marketing and other personnel; and attract and retain significant numbers of quality business partners. We have limited experience in the deployment of our medical products and services and there is limited information available concerning the potential performance or market acceptance of our medical products and there can be no assurance that we will be able to successfully implement our business plan or develop or maintain future business relationships, or that unanticipated expenses, problems or technical difficulties which would result in material delays in implementation will not occur.

We may not be able to manage our growth effectively.

Our growth is expected to place, a significant strain on our managerial, operational and financial resources. As the number of our clients, partners and other business partners grows, we must increasingly manage multiple relationships with various customers, strategic partners and other third parties. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Our future operating results will also depend on our ability to expand sales and marketing commensurate with the growth of our business. If we are unable to manage growth effectively, our business, results of operations and financial condition will be adversely affected.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

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

Our quarterly and annual operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our development programs;
●	any intellectual property infringement lawsuit in which we may become involved;
●	regulatory developments affecting our businesses; and
●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our Common Stock to fluctuate substantially.

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

Our Common Stock may not be freely quoted for trading on any stock exchange or through any other traditional trading platform. Our Common Stock may be issued, available for purchase and may be traded exclusively on a specific trading system that is registered with the SEC as an alternative trading system (an “ATS”). We do not currently have any plans to trade our Common Stock on a specific ATS. Any disruption to the operations of an ATS or a broker-dealer’s customer interface with an ATS would materially disrupt trading in, or potentially result in a complete halt in the trading of, our Common Stock. Because our Common Stock may be traded exclusively on a closed trading system, it is a possibility that there will be a limited number of holders of our Common Stock. In addition, an ATS is likely to experience limited trading volume with a relatively small number of securities trading on the ATS platform as compared to securities trading on traditional securities exchanges or trading platforms. As a result, this novel trading system may have limited liquidity, resulting in a lower or higher price or greater volatility than would be the case with greater liquidity. You may not be able to resell your Common Stock s on a timely basis or at all.

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (shares of common stock as of the date of this Report); or
●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;
●	provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

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

As of December 31, 2021, there were no unresolved SEC comments issued to the Company.

ITEM 2.	PROPERTIES

The Company currently office space provided gratis by Video River Networks, Inc., located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501 as our corporate headquarters. The office space is not subject to a lease. As of the date of this Annual Report, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We currently do not own any real property.

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

As of December 31, 2021, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock, with $0.00001 par value per share and 1,000,000 preferred shares, with $0.00001 par value. As of December 31, 2021, there were 100,000 shares of preferred shares and 22,324,706 shares of common stock issued and outstanding held by 53 stockholders of record.

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

Fiscal Year Ended on December 31, 2021	High Bid	Low Bid
1 st Quarter	0.0004	0.0004
2 nd Quarter	0.0004	0.0004
3 rd Quarter	0.0004	0.0004
4 th Quarter	0.0004	0.0004

Fiscal Year Ended on December 31, 2020	High Bid	Low Bid
1 st Quarter	0.3000	0.0001
2 nd Quarter	0.0020	0.0010
3 rd Quarter	0.0020	0.0020
4 th Quarter	0.0050	0.0013

Fiscal Year Ended on December 31, 2019	High Bid	Low Bid
1 st Quarter	0.0055	0.0050
2 nd Quarter	0.0055	0.0055
3 rd Quarter	0.0100	0.0055
4 th Quarter	2.5000	0.0100

As of December 31, 2021, the Company had approximately 53 shareholders of record. The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

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

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” “Us” or “Our’) operates and manages a portfolio of real estate properties, digital assets, and other in-demand properties. Kid Castle engages in rollup and consolidation of real estate, Biopharma and digital economy assets and operations.

The Company changed its CBD-focused business after selling Cannabinoid Biosciences, Inc. in April 2021, to refocus on acquisition and management of businesses and assets in real estate, Biopharma and digital economy. As the subsidiary of Video River Networks, Inc. (NIHK), the Company’s business plan is to help NIHK to achieve its business plan. The Company therefore will focus on rolling up Artificial Intelligence, Machine Learning, Robotics, and digital assets and businesses in North America.

Our vision is to acquire and rollup profitable Artificial Intelligence, Machine Learning, Robotics, and digital assets across the United States of America. There is no guarantee that we could successfully make any acquisition or rollup. Our mission as stated above is only a guiding principle as we start our acquisition. We have never made any big acquisition prior to this moment. Although we have a theoretical picture of what our mission called for, none of our staff have ever done it previously.

Our principal business objective is to maximize stockholder returns through a combination of (1) acquisition and rollup of profitable Artificial Intelligence, Machine Learning, Robotics, and digital assets across the United States of America (2) sustainable long-term growth in cash flows from increased profits, which we hope to pass on to stockholders in the form of distributions, and (3) potential long-term appreciation in the value of our businesses through process optimization and financial engineering. However, because of COVID-19, we were unable to obtain the financing necessary to make the acquisition of the businesses we needed to acquire. There is no guarantee that we could be able to acquire one or more in the future. In addition, there is no guarantee that viable businesses would still be available to us to acquire in the future, or at reasonable price.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2021 and 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the 12 months operating results of the all wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and the balance sheet represent the financial position as at 12/31/2021 of the Company which excludes GiveMePower and its subsidiaries, but Alpharidge Capital LLC and Others subsidiaries in which Kid Castle has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

Overview

Corporate History

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

On December 30, 2021, in exchange for its 87% control block in GiveMePower Corporation, the Company received 100% stake in Alpharidge Capital LLC from GiveMePower, in a cashless transaction, resulting in each public company going its separate way and an independent company.

Strategy

As the subsidiary of Video River Networks, Inc. (NIHK), the Company’s business plan is to help NIHK to achieve its business plan. The Company therefore will focus on rolling up Artificial Intelligence, Machine Learning, Robotics, and digital assets and businesses in North America.

Our vision is to acquire and rollup profitable Artificial Intelligence, Machine Learning, Robotics, and digital assets across the United States of America. There is no guarantee that we could successfully make any acquisition or rollup. Our mission as stated above is only a guiding principle as we start our acquisition. We have never made any big acquisition prior to this moment. Although we have a theoretical picture of what our mission called for, none of our staff have ever done it previously.

Plan of Operations for the Next Twelve Months

Kid Castle will need approximately $1,500,000 to sustain operations for the next 12 months. Our plan is to achieve meaningful revenue from acquisitions of profitable rollup of Artificial Intelligence, Machine Learning, Robotics, and digital assets businesses that meet our operating needs. However, we may not be able to increase our revenue sufficiently to meet these needs in time. It is also unlikely that we will be able to generate $1,500,000 in net income to satisfy all of our obligations and cover our operating cost for the next 12 months. Our ability to continue operations will be dependent upon the successfully long-term or permanent capital in form of equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We intend to implement the following tasks within the next twelve months:

1.	Month 1-3: Phase 1 (1-3 months in duration; $600,000 to $1 million in estimated fund receipt)
	a.	Hire 2 business development manager and officer manager to implement our business plan.
	b.	Acquire and consolidate stakes in the operations of at least two select Ai, Machine Learning, Robotics, and digital assets and biopharma businesses.
2.	Month 3-6 Phase 2 (1-3 months in duration; cost control, process improvements, admin & management.).
	a.	Integrate acquired business into the Company’s model – consolidate the operations of the businesses including integration of their accounting and finance systems, synchronization of their operating systems, and harmonization of their human resources functions.
	b.	Complete and file quarterly reports and other required filings for the quarter
3.	Month 6-9: Phase 3 (1-3 months in duration; $600,000 to $900,000 in estimated fund receipt)
	a.	Identify and acquire complementary/similar businesses or assets in the target market
4.	Month 9-12: Phase 4 (1-3 months duration; use acquired businesses’ free cash flow for more acquisitions)
	a.	Run the businesses efficiently, giving employees a conducive and friendly workplace and add value to investors and shareholders by identifying and reducing excesses and also identifying and executing growth strategies
	b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.
5.	Operating expenses during the twelve months would be as follows:
	a.	For the six months through July 28, 2022, we anticipate to incur general and other operating expenses of $388,000.
	b.	For the six months through February 27, 2023 we anticipate to incur additional general and other operating expenses of $378,000.

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

We used the acquisition method of accounting (also known as business combination accounting) for acquisition of subsidiaries by the Group method to account for the purchase of businesses. The cost of the acquisition was measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange.

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management’s discussion and analysis of its financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had limited/insignificant cash flows from operations for the twelve months ended December 31, 2021 and 2020. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2021and December 31, 2020, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Loss Contingencies

Consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the balance sheet. If the Company determines that such an estimate cannot be made, the Company’s policy is to disclose a demonstration of its attempt to estimate the loss or range of losses before concluding that an estimate cannot be made, and to disclose it in the notes to the financial statements under Contingent Liabilities.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

Kid Castle Educational Corporation. is 55% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

Results of Operations

Comparison of Fiscal Years 2021 and 2020

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Revenues —The Company recorded $7,477,882 in revenue for the fiscal year ended December 2021 as compared to $1,253,445 revenue for the fiscal year ended December 2020.

Operating Expenses — Our general and administrative expenses were $309,963 for the twelve months ended December 31, 2021, versus $159,463 for the same period in 2020.

Net Income (Loss) — The Company recorded net income of $2,206,953 for the fiscal year ended December 2021 as compared to a net loss of $82,980 for the fiscal year ended December 2020.

Accumulated Deficit — As at December 31, 2021, we have accumulated deficit of $5,409,541 compared to accumulated deficit of $7,879,875 as at December 31, 2020.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2021, we had $601,042 cash on hand compared to $1,630 as at December 31, 2020.

Other Current Assets – Inventory and Receivables - As at December 31, 2021, we had $446,050 in account receivable compared to $92,282 as at December 31, 2020.

Other Assets – Investments and Real Estate – As at December 31, 2021, we had $6,414,552 in mortgages receivable, notes receivable, loans, and long term investments to/in related investment in a private company compared to $671,855 as at December 31, 2020.

Related parties liabilities - As at December 31, 2021, we had $588,859 balance from advances from related compared to $540,524 as at December 31, 2020.

We anticipate that our cash position is sufficient to fund current operations. We believe that our capital resources, including cash on hand, cash generated from operations, and available capacity on our credit facility, will provide us with sufficient liquidity to meet our strategic objectives, maintain current operations and execute the capital program for the next 12 months and beyond, given current oil price trends and production levels. In accordance with our investment policy, available cash balances are held in our primary cash management banks or tradable securities for short-term liquidity. We believe that our current financial position provides us the flexibility to respond to both internal growth opportunities and those available through acquisitions.

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2021, the company controlled by our president and CEO has loaned $604,272 to us, pursuant to a Line of Credit Agreements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability. Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

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

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2021 AND 2020

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

C O N T E N T S

30

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Kid Castle Educational Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern Uncertainty

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has an accumulated deficit of $ 5,409,541 for the year ended December 31, 2021. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Related party transactions:

As discussed in Note 14 to the financial statements, Kid Castle Educational Corporation (KDCE) has significant related party transactions affecting the assets and liabilities of the company.

We identified the Company’s related party transactions as a critical audit matter because, it is a significant in amount which is follows:

Related party transaction involving notes receivables is 61.34 % of the total assets. Related party transaction involving notes payables is 70.31 % of the liabilities.

The procedures performed to address the matter included; (1) obtaining and reviewing legal documents for each transaction, (2) examining the purposes of the related transactions (3) review the support to ensure proper recording (4) evaluating if the related party transactions constitute an arm-length transaction in business as defined by generally accepted accounting principles and (5) discussed with the Company’s management the full disclosures of the matter.

We have served as the Company’s auditor since 2019.

 DylanFloyd Accounting & Consulting

20909 Judah Ln, Santa Clarita, CA 91321

April 10, 2022

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$601,042	$1,630
Investments - trading securities	446,050	91,282
Total Current Assets	1,047,092	92,912

Property and equipment, net	$-	$7,745
Investments - real estate	-	664,111
Fixed assets - net	128,704
Notes Receivable Entrepreneurship Development	1,658,987	-
Long term Notes Receivable - related parties	300,000
Mortgage Notes Receivable - related parties	2,609,001
Long term Investments - related parties	1,846,564
Total assets	7,590,348	764,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	800	4,542
Accrued interest	-	2,812
Marginal loan payable	23,664	115
Line of credit - related party, current portion	-	63,632
Total Current Liabilities	$24,464	$71,102

Long-Term Liabilities:
Notes payable - net of current portion	$588,859	$150,000
Line of credit - related party, net of current portion	4,747,906	540,524
Total Long-Term Liabilities	5,336,765	690,524
Total Liabilities	$5,361,229	$761,626

STOCKHOLDERS’ EQUITY
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding as at and December 31, 2021 and 2020 respectively	$10	$10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 22,324,706 and 922,324,706 issued and outstanding as at December 31, 2021 and 2020 respectively	223	9,223
Additional paid in capital	7,638,427	7,873,783
Accumulated deficit	(5,409,541)	(7,879,875)
Minority Interest	267,494	377
Total Stockholders’ Equity	$2,229,119	$3,141
Total Liabilities and Stockholders’ Equity	7,590,348	764,767

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

	December 31
	2021	2020
Revenue:
Entrepreneurship Development	$146,000	$-
Sales of investment under property	-	1,205,000
Principal transactions - Net	7,331,882	$48,445
Total Revenue	7,477,882	1,253,445

Cost of goods sold:
Entrepreneurship Development	49,400	-
Cost of sales - property	-	1,179,827
Licensing Fees	4,747,906	-
Total cost of goods sold	4,797,306	1,179,827
Gross profit	2,680,576	73,618

Operating expenses:
General and administrative	140,292	67,209
Professional fees	154,324	73,059
Advertising and promotions	14,912	16,235
Interest expense	435	2,960
Total operating expenses	309,963	159,463
Income (loss) from operations	2,370,613	(85,845)

Other Income
Dividends	77	174
Unrealized gain (loss)	(163,736)	2,692
Net Income	2,206,953	(82,980)

Earnings (loss) per Share: Basic and Diluted	$0.0989	$(0.0001)

Weighted Average Common Shares Outstanding: Basic and Diluted	22,324,706	922,324,706

The accompanying notes to audited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common stock issued to settle debt and employee compensation	20,000,000		200			200
Preferred stock conversion	900,000,000		9,000			9,000
Preferred shares issued		100,000	10			10
Acquisition of business			303	180,746		181,049
Net (income) loss					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$11,210	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued		900,000	13	49,840		49,852

Net (income) loss					(82,980)	(82,980)
Balance, December 31, 2020	922,324,706	1,000,000	$11,222	$7,873,783	$(7,879,875)	$3,141
Common shares cancelled	(900,000,000)	(100,000)	(10,999)			(9,001)
Acquisition & Dispositions				(235,356)	263,381	28,025
Net (income) loss					2,206,953	2,206,953
Balance, December 31, 2021	22,324,706	900,000	$223	$7,638,427	$(5,409,541)	$2,229,119

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CASHFLOWS

Years Ended December 31, 2021 and 2020

	DECEMBER 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$2,206,953	$(82,980)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset: Trading Securities	(354,839)	(45,886)
Accrued expenses	800	2,812
Acquisition and Disposition adjustments	-
Other Accrued Liabilities		3,742
Depreciation	17,552	2,304
Net cash provided by (used in) operating activities	1,870,466	(120,008)

Net Cash Flows from Investing Activities:
Real estate investment - net	-	421,666
Lingstar Electric Vehicles Invt	(51,241)
Crypto Currency Mining Rigs	(19,200)
Long term Investments	(1,846,564)	7,502
Fixed Assets - other	(75,815)	-
Net cash provided by (used in) investing activities	(1,992,820)	429,168

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	23,549	(4,201)
Notes payable - related party	4,966,206	122,432
Notes payable - Entrepreneurship Development	(1,658,987)	(643,686)
Mortgage payable/receivable	(2,609,001)	150,000
Proceeds from issuance of stock		55,697
Net cash provided by (used in) financing activities	721,767	(319,758)

Net increase (decrease) in cash:	599,412	(10,599)
Cash at the beginning of the period:	1,630	12,229
Cash at the end of the period:	$601,042	$1,630

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$435	$405
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

Notes to Audited Condensed Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

Nature of Business

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” “Us” or “Our’) operates and manages a portfolio of real estate properties, digital assets, and other in-demand properties. Kid Castle engages in rollup and consolidation of real estate, Biopharma and digital economy assets and operations.

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

On December 30, 2021, in exchange for its 87% control block in GiveMePower Corporation, the Company received 100% stake in Alpharidge Capital LLC from GiveMePower, in a cashless transaction, resulting in each public company going its separate way and an independent company.

The consolidated financial statements of the Company therefore include the 12 months operating results of the all wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), Community Economic Development Capital, LLC. (“CED Capital”), and the balance sheet represent the financial position as at 12/31/2021 of the Company which excludes GiveMePower and its subsidiaries, but Alpharidge Capital LLC and Others subsidiaries in which Kid Castle has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended December 31, 2021, we reported revenue of $7,477,882 and an accumulated deficit of $5,409,541 as of December 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

Kid Castle Educational Corporation is 97.58% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810. Likewise, the singular Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2021. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2021 and 2020 we did maintain $601,042 and $1,630 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – December 31, 2021	$446,050	$-	$-

Investments – trading securities – December 31, 2020	$91,282	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of December 31, 2021.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. During the period under review, the Company paid rent $1,967.50 to a company that is controlled by the Company’s majority stockholder.

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

Until 12/30/2021, GiveMePower Corporation was 88% owned and controlled by Kid Castle Educational Corporation. Kid Castle Educational Corporation is 55% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these three companies, the singular Revenue recognized and disclosed on the financial statements of GiveMePower Corporation are also recognized and disclosed on the financial statements of Kid Castle Educational Corporation and Video River Networks, Inc. pursuant to ASC 810. Assets and Liabilities of GiveMePower Corporation are not consolidated into the Company financials because the Company sold its stake in GiveMePower in exchange for 100% of Alpharidge Capital, LLC, on 12/30/2021.

Leases:

In February 2016, the FASB issued ASU 2016-02, “Leases” that requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company does not have operating and financing leases as of December 31, 2021. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of December 31, 2021, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the year ended December 31, 2021, the Company did recognized revenue of $7,477,882 consisting $7,331,882 net principal transaction, and $146,000 from the Entrepreneurship Development Initiative, and $77 in dividend income respectively.

Advertising Costs:

We expense advertising costs when advertisements occur. During the year ended December 31, 2021, the Company did recognized advertising costs of $14,912 compared to $16,235 it spent in year ended December 31, 2020.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of December 31, 2021 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at December 31, 2020, the Company has spent a total of $1,967.50 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at December 31, 2021.

NOTE 5. NET PRINCIPAL TRANSACTIONS INCOME

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net income from principal transactions primarily consists of revenues from sales of trading securities less original purchase cost (cost of sales). Net principal transactions income primarily consists of income from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades.

Net trading revenue consisted of the following:

January 1, 2021 to December 31, 2021	Total
Revenue from sales of securities	$7,331,882
Cost of securities	(4,747,906)
Net income from trading securities	$2,680,576

NOTE 6. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	31-Dec-21	31-Dec-20
Description
Sales - Investment property		$1,205,000
Cost:
Closing costs		(11,522)
Commissions Paid		(60,645)
Developer Fees		(95,750)
Escrow & Title		(6,714)
Investment property sold		(917,825)
Mortgage Payoff		(51,879)
Property Taxes		(20,064)
Recording Charges		(7,048)
Seller Credit		(8,380)
Miscellaneous Debits/Credits		(8,380)
Total costs		(1,179,827)
Gain on real estate investment sales		$25,173

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	588,859	540,524
Total Line of credit - related party	588,859	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$588,859	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $588,859 as of December 31, 2021.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2021 to December 31, 2021, as there are no potential shares outstanding that would have a dilutive effect.

	Year ended December 31, 2021	Year ended December 31, 2020
Net income	$2,206,953	$(82,980)
Dividends	77	174
Adjusted Net income attribution to stockholders	$2,206,953	$(82,980)
Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706	922,324,706
Net income per share
Basic and Diluted	$0.0989	$(0.0001)

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2021 and December 31, 2020 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of December 31, 2021 and December 31, 2020 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2021 and December 31, 2020:

	Percent	31-Dec-21	31-Dec-20

Federal statutory rates	34.0%	$(1,839,244)	$(2,678,271)
State income taxes	5.0%	(270,477)	(393,863)
Permanent differences	-0.5%	27,048	39,005
Valuation allowance against net deferred tax assets	-38.5%	2,082,673	3,032,748
Effective rate	0%	$-	$-

At December 31, 2021 and December 31, 2020, the significant components of the deferred tax assets are summarized below:

	31-Dec-21	31-Dec-20
Deferred income tax asset
Net operation loss carryforwards	(5,650,835)	(7,879,875)
Total deferred income tax asset	2,109,721	3,073,151
Less: valuation allowance	(2,109,721)	(3,073,151)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2021 and December 31, 2020, a valuation allowance of $2,109,721 and $3,073,151 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $2,109,721 as at December 31, 2020 decreased by $963,430 compared to December 31, 2020 of $3,073,151, as a result of the Company generating additional net operating income of $2.2 million.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2021 and December 31, 2020.

The Company has net operating loss carry-forwards of approximately $5,409,541. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of December 31, 2021, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. has a marginal loan agreement as part of its new trading account process with brokerage firms to continue the purchase of securities and to fund the underfunded balance. The balance of this account was $23,664 and $115 as at December 31, 2021 and 2020.

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

The Company had the following related party payable transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $588,859 from the line of credit as of December 31, 2021.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge Capital LLC entered a proprietary model licensing agreement, pursuant it would pay certain percent of such revenue generated by designated activities to Poverty Solutions Inc. As at December 31, 2021, pursuant to the agreement, the Company has accrued a total of $4,747,906 long term liability payable to the entity that also controls 44.79% of the Company’s common stock.

The Company had the following related party notes receivable transactions:

●	Mortgage Note – On November 12, 2021, the Company made a mortgage loan to Mr. Frank I Igwealor, it’s President and CEO, in the amount of $2.2 million to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Mortgage Note – On December 30, 2021, the Company made a mortgage loan to Community Economic Development Capital, LLC, a California limited liability company controlled by Mr. Frank I Igwealor, the Company’s President and CEO, in the amount of $314,000 to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Long term Notes Receivable – related parties: On October 12, 2021, the Company made interest free loans of $100,000 each, to two companies related to, and control by Mr. Frank I Igwealor, the Company’s President and CEO. As at December 31, 2021, the Company has $200,000 outstanding on these interest free notes to related parties.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at December 31, 2021, the Company has $1,846,564 as Long term Investments - related parties.

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

On December 30, 2021, in exchange for the 87% control block held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively, the Company sold Alpharidge Capital LLC to KDCE.

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2021 and December 31, 2020 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 shares of preferred stock were issued and outstanding as at December 31, 2021 and December 31, 2020.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 as at December 31, 2021 and December 31, 2020 respectively.

Year ended December 31, 2021

The Company has issued 22,324,706 shares of our common stock to more than 54 shareholders as at December 31, 2021, compared to 922,324,706 shares December 31, 2020 respectively.

Warrants

No warrants were issued or outstanding as at December 31, 2021 and December 31, 2020 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after December 31, 2021 through April 10, 2022, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2021, the auditors identified the following deficiency in KDCE’s internal control to be a material weakness:

●	Ineffective control over the financial statements closing process;
●	Insufficient personnel with an appropriate level of accounting knowledge, experience with the Company and/or industry, and training in the application of GAAP;
●	Lack of segregation of duties; and
●	Inadequate monitoring of non-routine and non-systematic transactions.

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

Based on its assessment, management concluded that as of December 31, 2021 our disclosure controls and procedures were ineffective due to inadequate capital to staff-up our accounting department, which is currently manned by two personnel. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting. Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed in the fourth quarter of 2022. The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

●	Maintain detailed records and produce comprehensive financial statements on a periodic basis allowing management to review and detect irregular financial activities;

●	Place different check-points on the progression of ordinary monetary activities of the business; and

●	Delineate individual and/departmental responsibilities and effectively separate respective departmental transactions so as to prevent occurrence of intentional misappropriation of funds.

Pending the implementation of the ERP system, we shall implement additional controls to ensure that our internal controls over financial reporting are effective. These controls include:

●	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments;

●	All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level;

●	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement;

●	Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released; and

●	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	49	Chairman, Director and Chief Executive and Financial Officer	October 2019 to present
Mr. Patience Ogbozor	35	Director	October 2019 to present

*Age As at December 31, 2021.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2021 is as follows:

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
(f)	11/2003 to 11/2004 – Financial Advisor at Morgan Stanley

Over the past 27 years in accounting and finance, Mr. Igwealor has always operated on the premise that a country’s most valuable asset is her human capital – and that job creation is the essential element to a true and sustainable economic and prosperity.

During the past five years, Mr. Igwealor held the following directorships:

1.	Poverty Solutions, Inc. – March 2008 to Present.
2.	Los Angeles Community Capital – April 2012 to Present.
3.	American Community Capital, LP. – August 2013 to Present.
4.	Goldstein Franklin, Inc. – April 2012 to Present.
5.	Kid Castle Educational Corporation since October 2019
6.	GiveMePower Corporation since December 2019

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. We adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,
●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
●	compliance with applicable laws, rules and regulations,
●	the prompt reporting violation of the code, and
●	accountability for adherence to the code.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.	EXECUTIVE COMPENSATION

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

As at February 28, 2022, only Mr. Igwealor has received compensation in form of a hire-on bonus of 10 million shares of our common stock. The Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company in October 2019.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2021 and 2020, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Frank I Igwealor, Chair, CEO, CFO	2021	—	—	—		—	—	—	—		—
	2020	—	—	—	(i)	—	—	—	—	(ii)	—
	2019	—	—	100		—	—	—	100		100
	2018	—	—	—		—	—	—	—		—
	2017	—	—	—		—	—	—	—		—

Notes:

(i)	A hire-on bonus of 10,000,000 shares issued to Mr. Igwealor.

(ii)	The fair market value of the stock awarded to Mr. Igwealor was uncertain because the stock is currently trading on the pink sheet and is illiquid. However, for accounting purposes, the Company used the par value of $0.00001 to calculate recognition of employment expenses in the amount of $100 for the award.

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2021. The Company has never granted any stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Title of Class		Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Preferred stock	(a)	Video River Networks, Inc. (7)(5)(6)	900,000	90.00%
Common stock	(b)	Frank I Igwealor	10,000,000	47.79%
Common stock	(b)	Poverty Solutions, Inc.	10,000,000	47.79%
Common stock	(b)	Patience C Ogbozor	0
Common stock	(c)	Directors and officers as a group	20,000,000	89.59%

NOTES:

(1)	Mr. Igwealor is a member of Poverty Solutions’ governing board and represents its interest on Kid Castle’s board.
(2)	The address is 370 Amapola Ave., Suite 200A, Torrance, CA 90501.
(3)	Preferred shares control 60% of the voting rights of the company
(4)	On September 15, 2020, the company sold 900,000 shares of its preferred stocks to Video River Networks.
(5)	Mr. Igwealor is the CEO of Video River Networks and represents its interest on Kid Castle’s board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company had the following related party transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had repaid the entire balance on the LOC.
●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $588,859 from the line of credit as of December 31, 2021.
●	Long-term liabilities – Effective December 31, 2020, Alpharidge Capital LLC entered a proprietary model licensing agreement, pursuant it would pay certain percent of such revenue generated by designated activities to Poverty Solutions Inc. As at December 31, 2021, pursuant to the agreement, the Company has accrued a total of $4,747,906 long term liability payable to the entity that also controls 44.79% of the Company’s common stock.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month

LINE OF CREDIT – RELATED PARTY

Line of credit from related party consisted of the following:

	December 31, 2021	December 31, 2020
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$63,632
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	588,859	540,524
Total Line of credit - related party	588,859	604,156
Less: current portion		(63,632)
Total Long-term Line of credit - related party	$588,859	$540,524

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of December 31, 2021, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $588,859 as of December 31, 2021.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Audit fees	$17,000	$14,750
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$17,000	$14,750

Audit-Related Fees

$17,000 and $14,500 in Audit-related fees were incurred in the Years 2021 and 2020 respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended DECEMBER 31, 2021 and 2020 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended DECEMBER 31, 2021 and 2020 for products and services provided by our principal independent accountants was $0.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

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

Date: April 15, 2022	KID CASTLE EDUCATIONAL CORPORATION

	By:	/s/ Frank I Igwealor
	Name:	Frank I Igwealor
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor	Chief Executive Officer, Chief Financial Officer, President, Director	Date: April 15, 2022
Frank I Igwealor	(Principal Executive Officer) (Principal Financial Officer)

