Form 10-Q
period 2022-03-31
KID CASTLE EDUCATIONAL CORP
filed 2022-05-16
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.00001 PAR VALUE

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of March 31, 2022, there were 22,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$73,903	$601,042
Investments - trading securities	449,749	446,050
Total Current Assets	523,653	1,047,092

Fixed assets - net	$147,683	$128,704
Notes Receivable Entrepreneurship Development	2,937,771	1,658,987
Long term Notes Receivable - related parties	102,000	300,000
Mortgage Notes Receivable - related parties	2,600,251	2,609,001
Long term Investments - related parties	1,952,939	1,846,564
Total assets	8,264,296	7,590,348

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	800	800
Marginal loan payable	-	23,664
Total Current Liabilities	$800	$24,464

Long-Term Liabilities:
Notes payable - net of current portion	$688,859	$588,859
Line of credit - related party, net of current portion	4,747,906	4,747,906
Total Long-Term Liabilities	5,436,765	5,336,765
Total Liabilities	$5,437,565	$5,361,229

STOCKHOLDERS’ EQUITY
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 900,000 issued and outstanding as at March 31, 2022 and December 31, 2021	$10	$10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 22,324,706 and issued and outstanding as at March 31, 2022 and December 31, 2021.	223	223
Additional paid in capital	7,638,427	7,638,427
Accumulated deficit	(4,811,929)	(5,409,541)
Minority Interest	339,208	267,494
Total Stockholders’ Equity	$2,826,731	$2,229,119
Total Liabilities and Stockholders’ Equity	8,264,296	7,590,348

The accompanying notes to unaudited condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Period Ended March 31, 2022 and 2021

	March 31
	2022	2021
Revenue:
Entrepreneurship Development	$1,350,000	$-
Sales of investment under property	-	665,667
Principal transactions - Net	6,448,869	$-
Total Revenue	$7,798,869	$665,667

Cost of goods sold:
Entrepreneurship Development	308,368	-
Cost of sales - property	-	204,415
Principal transactions	6,759,920	-
Total cost of goods sold	$7,068,288	$204,415
Gross profit	$730,581	$461,252

Operating expenses:
General and administrative	$78,256	$15,004
Professional fees	55,925	58,582
Advertising and promotions	798	1,649
Interest expense	38	1,458
Total operating expenses	$135,017	$76,693
Income (loss) from operations	$595,565	$384,559

Other Income
Dividends	-	30
Unrealized gain (loss)	3,700	44,467
Net Income	$599,264	$429,056

Earnings (loss) per Share: Basic and Diluted	$0.0268	$0.0005

Weighted Average Common Shares Outstanding: Basic and Diluted	22,324,706	922,324,706

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common stock issued to settle debt and employee compensation	20,000,000		200			200
Preferred stock conversion	900,000,000		9,000			9,000
Preferred shares issued		100,000	10			10
Acquisition of business			303	180,746		181,049
Net (income) loss					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$11,210	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued		900,000	13	49,840		49,852

Net (income) loss					(82,980)	(82,980)
Balance, December 31, 2020	922,324,706	1,000,000	$11,222	$7,873,783	$(7,879,875)	$3,141
Common shares cancelled	(900,000,000)	(100,000)	(10,999)			(9,001)
Acquisition & Dispositions				(235,356)	263,381	28,025
Net (income) loss					2,206,953	2,206,953
Balance, December 31, 2021	22,324,706	900,000	$223	$7,638,427	$(5,409,541)	$2,229,119

Dispositions Adjustment					(1,652)	(1,652)
Net income					599,264	599,264
Balance, March 31, 2022	22,324,706	900,000	$223	$7,638,427	$(4,811,929)	$2,826,731

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CASHFLOWS

Period Ended March 31, 2022 and 2021

	MARCH 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$599,264	$429,056
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset: Trading Securities	(5,352)	(296,093)
Other Accrued Liabilities		7,506
Depreciation	15,021	809
Net cash provided by (used in) operating activities	608,933	141,278

Net Cash Flows from Investing Activities:
Real estate investment - net	-	(10,735)
Lingstar Electric Vehicles Invt	-
Crypto and Digital Assets	(34,000)	(9,200)
Long term Investments	(106,374)	-
Fixed Assets - other	-	-
Net cash provided by (used in) investing activities	(140,374)	(19,935)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	(23,664)	422
Notes payable - related party	306,750	(34,372)
Notes payable - Entrepreneurship Development	71,216
Mortgage payable/receivable
Notes payable - Long Term	(1,350,000)
Net cash provided by (used in) financing activities	(995,698)	(33,950)

Net increase (decrease) in cash:	(527,139)	87,393
Cash at the beginning of the period:	601,042	1,627
Cash at the end of the period:	$73,903	$89,019

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$38	$1,458
Cash paid for tax	$-	$-

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended March 31, 2022, we reported revenue of $7,798,869 and an accumulated deficit of $4,811,929 as of March 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the three months ended March 31, 2022. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2022 and December 31, 2021 we did maintain $73,903 and $601,042 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – March 31, 2022	$449,749	$-	$-

Investments – trading securities – December 31, 2021	$446,050	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of March 31, 2022.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

As at March 31, 2022 Kid Castle Educational Corporation is 97.58% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these three companies, the singular Revenue recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases as of March 31, 2022. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of March 31, 2022, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the three months ended March 31, 2022, the Company did recognized revenue of $7,798,869 consisting $6,448,869 in total principal transaction, and $1,350,000 from the Entrepreneurship Development Initiative.

Entrepreneurship Development Initiative (“EDI”) – Revenue

EDI revenue comes from the sale of shell from Alpharidge Capital LLC (“Alpharidge”) list of portfolio companies of custodianship companies. Alpharidge sells these custodianship or portfolio companies to ambitious entrepreneurs who have developed, or is developing viable business plans. While the sale prices differ from one shell to another, terms of payment is the major determinant of the sale-price. All cash deals are the cheapest at less than $250,000, hybrid options that combined small cash outlay with 24 months Convertible Notes are the most affordable. For the three months ended March 31, 2022, Alpharidge sold three shells for $450,000 each in Convertible notes payable, totaling $1,350,000 for the period.

Advertising Costs:

We expense advertising costs when advertisements occur. During the three months ended March 31, 2022, the Company did recognized advertising costs of $798 compared to $1,649 it spent in three months ended March 31, 2021.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of March 31, 2022 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at December 31, 2021, the Company has spent a total of $1,967.50 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at March 31, 2022.

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

Net trading revenue consisted of the following:

January 1, 2022 to March 31, 2022	Total
Revenue from sales of securities	$6,448,869
Cost of securities	(6,759,920)
Net loss from principal transactions	$(311,051)

NOTE 6. SALES – INVESTMENT PROPERTY

Sales and other disposition of properties from Real Estate Investments holdings:

Dispositions

Below is the schedule of the details of the Real Estate Investments sales transactions during the period:

	31-Mar-22	31-Mar-21
Description
Sales - Investment property	$	$665,667
Cost:
Investment property sold		(204,415)

Total costs		(204,415)
Gain on real estate investment sales	$	$461,252

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	March 31, 2022	December 31, 2021
September 2019 (line of credit) - Line of credit with maturity date of September 14, 2022 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$0	$0
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	688,859	588,859
Total Line of credit - related party	688,859	588,859
Less: current portion
Total Long-term Line of credit - related party	$688,859	$588,859

Goldstein Franklin, Inc. - $190,000 line of credit

On February 28, 2020, the Company amended its line of credit agreement to increase it to the amount of $190,000 with maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of March 31, 2022, the Company had $0 balance due on this LOC.

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $688,859 as of March 31, 2022.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2022 to March 31, 2022, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended March 31, 2022	Period ended March 31, 2021
Net income	$599,264	$429,056
Dividends		30
Adjusted Net income attribution to stockholders	$599,264	$429,056
Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706	922,324,706
Net income per share
Basic and Diluted	$0.0268	$0.0005

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of March 31, 2022 and December 31, 2021 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of March 31, 2022 and December 31, 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended March 31, 2022 and December 31, 2021:

	Percent	31-Mar-22	31-Dec-21

Federal statutory rates	21.0%	$(1,010,505)	$(1,136,004)
State income taxes	5.0%	(240,596)	(270,477)
Permanent differences	-0.5%	24,060	27,048
Valuation allowance against net deferred tax assets	-25.5%	1,227,042	1,379,433
Effective rate	0%	$-	$-

At March 31, 2022 and December 31, 2021, the significant components of the deferred tax assets are summarized below:

	31-Mar-22	31-Dec-21
Deferred income tax asset
Net operation loss carryforwards	(4,811,929)	(5,409,541)
Total deferred income tax asset	1,251,102	1,406,481
Less: valuation allowance	(1,251,102)	(1,406,481)
Total deferred income tax asset	$-	$-

The Company has recorded as of March 31, 2022 and December 31, 2021, a valuation allowance of $1,251,102 and $1,406,481 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $1,251,102 as at March 31, 2022 decreased by $155,379 compared to December 31, 2021 of $1,406,481, as a result of the Company generating additional net operating income of $599,264.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of March 31, 2022 and December 31, 2021.

The Company has net operating loss carry-forwards of approximately $4,811,929. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of March 31, 2022, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

The Company’s subsidiary, Alpharidge Capital LLC. has a marginal loan agreement as part of its new trading account process with brokerage firms to continue the purchase of securities and to fund the underfunded balance. This account has balances of $0.00 and $23,664 at March 31, 2022 and 2021.

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

The Company had the following related party payable transactions:

●	Line of Credit – On September 15, 2019, the Company entered into a line of credit agreement in the amount of $41,200 with Goldstein Franklin, Inc. which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is February 15, 2020. The line of credit agreement was amended to the amount of $190,000 and maturity date of September 14, 2022. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. As of March 31, 2022, the Company had repaid the entire balance on the LOC.

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $688,859 from the line of credit as of March 31, 2022.

●	Long-term liabilities – Effective December 31, 2020, Alpharidge Capital LLC entered a proprietary model licensing agreement, pursuant it would pay certain percent of such revenue generated by designated activities to Poverty Solutions Inc. As at March 31, 2022, pursuant to the agreement, the Company has accrued a total of $4,747,906 long term liability payable to the entity that also controls 44.79% of the Company’s common stock.

The Company had the following related party notes receivable transactions:

●	Mortgage Note – On November 12, 2021, the Company made a mortgage loan to Mr. Frank I Igwealor, its President and CEO, in the amount of $2.2 million to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Mortgage Note – On December 30, 2021, the Company made a mortgage loan to Community Economic Development Capital, LLC, a California limited liability company controlled by Mr. Frank I Igwealor, the Company’s President and CEO, in the amount of $314,000 to aid the acquisition of certain real estate property. The mortgage loan was secured by first/senior lien on the property purchased.

●	Long term Notes Receivable – related parties: On October 12, 2021, the Company made interest free loans of $100,000 each, to two companies related to, and control by Mr. Frank I Igwealor, the Company’s President and CEO. As at March 31, 2022, the Company has $200,000 outstanding on these interest free notes to related parties.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at March 31, 2022, the Company has $1,952,939 as Long term Investments - related parties.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2022 and December 31, 2021 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 900,000 shares of preferred stock were issued and outstanding as at March 31, 2022 and December 31, 2021.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 as at March 31, 2022 and December 31, 2021.

Three Months ended March 31, 2022

The Company has issued 22,324,706 shares of our common stock to more than 54 shareholders as at March 31, 2022, compared to 922,324,706 shares December 31, 2021 respectively.

Warrants

No warrants were issued or outstanding as at March 31, 2022 and December 31, 2021.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

Pursuant to ASC 855-10, the Company evaluated subsequent events after March 31, 2022 through May 9, 2022, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required. The Company did not have any material recognizable subsequent events that required disclosure in these financial statements.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2022 and 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the 12 months operating results of the all wholly owned subsidiaries and the balance sheet represent the financial position as at 12/31/2021 of the Company includes Alpharidge Capital LLC and Others subsidiaries in which Kid Castle has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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
b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5.	Operating expenses during the twelve months would be as follows:

a.	For the six months through November 30, 2022, we anticipate to incur general and other operating expenses of $388,000.
b.	For the six months through May 30, 2023 we anticipate to incur additional general and other operating expenses of $378,000.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of March 31, 2022, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three months ended March 31, 2022, as Compared to Three Months Ended March 31, 2021

Revenues — The Company recorded $7,798,869 in revenue for the three months ended March 31, 2022 as compared to $665,667 for the same period of March 31, 2021.

Operating Expenses — Total operating expenses for the three months ended March 31, 2022 was $135,017 as compared to $76,693 in the same period in, 2021, due to increased operating activities, namely, consultants and financial audit cost, during the period ended March 31, 2022.

Net Income — Net income for three months ended March 31, 2022 was $599,264 as compared to Net Income of $429,055 for the three months ended March 31, 2021. Gross income from operation was $595,565; which include unrealized gain of $3,700.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended March 31, 2022 was $3,700, as compared to Unrealized gain of $44,467, for the three months ended March 31, 2021. The other comprehensive income of $3,700 was a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2022, the Company had a working capital of $522,853, consisting of $73,903 in cash, $449,749 in Trading Securities, and $800 in short-term liabilities.

For the three months period ended March 31, 2022, the Company generated $608,933 from operating activities, used cash of $140,374 on investing activities, and used cash of $995,698 on financing activities, resulting in an decrease in total cash of $527,139 and a cash balance of $73,903 for the period.

For the three months period ended March 31, 2021, the Company generated $141,277 from operating activities, used cash of $19,935 on investing activities, and used cash of $33,950 on financing activities, resulting in an increase in total cash of $87,392 and a cash balance of $89,018 for the period..

As of March 31, 2022, total stockholders’ equity increased to $2,826,731 from $2,229,119 as of December 31, 2021.

As of March 31, 2022, the Company had a cash balance of $73,903 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of March 31, 2022. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2022:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2022, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2022, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

KID CASTLE EDUCATIONAL CORPORATION

Date: May 16, 2022	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

