Form 10-K
period 2022-12-31
KID CASTLE EDUCATIONAL CORP
filed 2023-04-18
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

As of December 31, 2022, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $72,531 using the average of the stock’s closing price on December 31, 2021, which was $0.0312 multiplied by 2,324,706 shares. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held As of December 31, 2022.

As at December 31, 2022, the number of shares of common stock issued and outstanding was 22,324,706.

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

●	Each business/operation acquired is its own entity and is structured as its own business structure while the parentt Company bundles all the ownership/control interests into a single corporation.

●	Each business/operation is managed by its management team or authorized agents.

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

Trademarks

We do not own any trademark or patents As of December 31, 2022 and 2020.

Employees

As of December 31, 2022, the Company’s employees comprised six (6) employees who managed the affairs of the parent corporation and the operations of the subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests.

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

Our financial statements appearing elsewhere in this Filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to raise additional capital as required. The Company has Accumulated Deficit of $5,409,541 and $5,409,541 as at the end of the year December 31, 2022 and 2021 respectively.

We have limited operating history on which to judge our business prospects and management.

We have limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that the Company will achieve or sustain profitability. Future operating results will depend upon many factors, including our success in attracting and retaining motivated and qualified personnel, our ability to establish short term credit lines or obtain financing from other sources, our ability to develop and market new products, control costs, and general economic conditions. We cannot assure you that the Company will successfully address any of these risks.

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

We have relied upon cash from financing activities and in the future, we expect to rely on the proceeds from future debt and/or equity financing, and we hope to rely on revenues generated from operations to fund all of the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the Common Stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding. However, there can be no assurance that the Company will be able to generate any investor interest in its securities. If we do not obtain additional financing, our business will never commence, in which case you would likely lose the entirety of your investment in us.

We are at an early stage of development as a company and currently have no source of revenue and may never become profitable.

We are a development-stage technology company that has limited operation since we revived the Company’s business operations in 2019. As a development-stage company, we are subject to all of the risks and uncertainties of a new business, including the risk that we may never develop, complete development or market any of our products or services and we may never generate product or services related revenues. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations. Furthermore, our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurances that we will operate profitably.

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

As of December 31, 2022, there were no unresolved SEC comments issued to the Company.

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

As of December 31, 2022, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock, with $0.00001 par value per share and 1,000,000 preferred shares, with $0.00001 par value. As of December 31, 2022, there were 100,000 shares of preferred shares and 22,324,706 shares of common stock issued and outstanding held by 53 stockholders of record.

Market Information

Our common stock is currently quoted on the OTC’s Pink-Market under the symbol “KDCE”. Trading in stocks quoted on the OTC’s Pink-Market, a “private market to serve broker-dealer pricing and best execution needs in securities that are restricted from public quoting or trading,” is often difficult, thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that you could currently be able to find buyers or sellers of our stocks on the expert-market. We cannot assure you there will be a market for our common stock in the future.

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

Fiscal Year Ended on December 31, 2022	High Bid	Low Bid
1 st Quarter	0.0004	0.0004
2 nd Quarter	0.0004	0.0004
3 rd Quarter	0.0004	0.0004
4 th Quarter	0.0004	0.0004

Fiscal Year Ended on December 31, 2021	High Bid	Low Bid
1 st Quarter	0.3000	0.0001
2 nd Quarter	0.0020	0.0010
3 rd Quarter	0.0020	0.0020
4 th Quarter	0.0050	0.0013

Fiscal Year Ended on December 31, 2020	High Bid	Low Bid
1 st Quarter	0.0055	0.0050
2 nd Quarter	0.0055	0.0055
3 rd Quarter	0.0100	0.0055
4 th Quarter	2.5000	0.0100

As of December 31, 2022, the Company had approximately 53 shareholders of record. The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2022 and 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had limited/insignificant cash flows from operations for the twelve months ended December 31, 2022 and 2021. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

Entrepreneurship Development Initiative Revenue:

Alpharidge Capital LLC, an operating subsidiary of the Company operates an Entrepreneurship Development Initiative through which it acquires abandoned shell companies that are listed on the OTC expert market with the goal of cleaning them up and deploying them into the capital markets for possible merger/acquisition to small businesses that are looking for vehicles to help boost their businesses and create jobs for their family and friends. Alpharidge’s process flows as follows: (1) The acquisition of control of abandoned shell/pubco through cash-purchase of custodianship process. All shells/pubcos acquired are held in the name of Alpharidge or one of its affiliates; (2) Alpharidge cleanse and revives the shell/pubcos; (3) Alpharidge issues control-block-shares of the pubco to CED Capital an affiliate company, to hold in trust for Alpharidge. (4) CED sells the control-block-shares of the pubco to buyers in exchange for cash or notes. The cash component goes to Alpharidge immediately, while the note is simultaneously assigned to Alpharidge; and (5) Alpharidge releases control of the pubco to the new buyer and recognize the revenue from the sale done on its behalf by CED Capital. As at December 31, 2022 the Company recognized $4,850,408 in Entrepreneurship Development Initiative Revenue consisting of $4,655,033 from shell/pubco sales and $195,376 from accrued interest.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2022and December 31, 2020, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

Kid Castle Educational Corporation. is 81.755% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these two companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

Results of Operations

Comparison of Fiscal Years 2022 and 2021

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Revenues — The Company recorded $3,866,539 in revenue for the fiscal year ended December 2022 as compared to $7,477,882 revenue for the fiscal year ended December 2021.

Operating Expenses — Our general and administrative expenses were $1,734,148 for the twelve months ended December 31, 2022, versus $309,963 for the same period in 2021.

Net Income — The Company recorded net income of $767,976 for the fiscal year ended December 2022 as compared to a net income of $2,206,953 for the fiscal year ended December 2021.

Accumulated Deficit – As at December 31, 2022, we have accumulated deficit of $4,643,217 compared to accumulated deficit of $5,409,541as at December 31, 2021.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2022, we had $64,434 cash on hand compared to$601,042 as at December 31, 2021.

Other Current Assets – Inventory and Receivables - As at December 31, 2022, we had $143,198 in account other current assets compared to $446,050 as at December 31, 2021.

Related parties liabilities - As at December 31, 2022, we had $419,979 balance from advances from related compared to $588,859 as at December 31, 2021.

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

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2022, the company controlled by our president and CEO has loaned $419,979 to us, pursuant to a Line of Credit Agreements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability. Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

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

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2022 and 2021

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

C O N T E N T S

48

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Kid Castle Educational Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 4,643,217 for the year ended December 31, 2022. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenue recognition

As discussed in Note 2 to the financial statements, the revenue related to the sale of an asset called Entrepreneurship Development Initiative [EDI] & sale of trading securities are particularly outside of the intended nature of operations of Kid Castle Educational Corporation (KDCE).

We identified the Company’s revenue recognition policy for revenue generated by the sale of Entrepreneurship Development Initiative [EDI] & sale of trading securities as a critical audit matter.

The procedures performed to address the mater included; obtaining and reviewing legal documents for each transaction, examining the support for the consideration received to ensure proper valuation and evaluating if the assets sold constitute a business as defined by generally accepted accounting principles, and obtaining independent verification of the securities fair market value.

Related party transactions:

As discussed in Note 2 to the financial statements, Kid Castle Educational Corporation (KDCE) has significant related party transactions affecting the assets and liabilities of the company.

We identified the Company’s related party transactions as a critical audit matter because, it is a significant in amount which is follows:

During the period under review, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by the our President and CEO, in exchange for long-term debt owed to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes has a total face amount of $3.5 million while the Mortgage Notes has a face amount of $2.2 million and accrued interest total of $0.11 million as at December 30, 2022, the date of the sale/purchase transaction.

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

DylanFloyd Accounting & Consulting

We have served as the Company’s auditor since 2019. Newhall, California

April 14, 2023

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$64,434	$601,042
Investments - trading securities	143,198	446,050
Total Current Assets	207,632	1,047,092

Accrued Interest Receivable	$85,375	$-
Investments - unrelated parties	30,000	-
Fixed assets - net	101,081	128,704
Notes Receivable Entrepreneurship Development	1,693,420	1,658,987
Long term Notes Receivable - related parties	747,000	300,000
Mortgage Notes Receivable - related parties	-	2,609,001
Long term Investments - related parties	553,314	1,846,564
Total assets	3,417,822	7,590,348

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	2,400	800
Marginal loan payable	-	23,664
Total Current Liabilities	$2,400	$24,464

Long-Term Liabilities:
Notes payable - net of current portion	$419,979	$588,859
Line of credit - related party, net of current portion	-	4,747,906
Total Long-Term Liabilities	419,979	5,336,765
Total Liabilities	$422,379	$5,361,229

STOCKHOLDERS’ EQUITY
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding as at and December 31, 2022 and 2021	$10	$10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 22,324,706 issued and outstanding as at December 31, 2022 and 2021.	223	223
Additional paid in capital	7,638,427	7,638,427
Accumulated deficit	(4,643,217)	(5,409,541)

Total Stockholders’ Equity	$2,995,443	$2,229,119
Total Liabilities and Stockholders’ Equity	3,417,822	7,590,348

The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2022 and 2021

	December 31
	2022	2021
Revenue:
Entrepreneurship Development	$4,850,408	$146,000
Principal transations - Net	(983,869)	7,331,882
Total Revenue	3,866,539	$7,477,882

Cost of goods sold:
Entrepreneurship Development	1,368,115	49,400
Licensing Fees	-	4,747,906
Total cost of goods sold	1,368,115	4,797,306
Gross profit	2,498,424	2,680,576

Operating expenses:
General and administrative	1,527,607	140,292
Professional fees	201,861	154,324
Advertising and promotions	4,451	14,912
Interest expense	229	435
Total operating expenses	1,734,148	309,963
Income (loss) from operations	764,276	2,370,613

Other Income
Dividends	1	77
Unrealized gain (loss)	3,699	(163,736)
Net Income	767,976	2,206,953

Earnings (loss) per Share: Basic and Diluted	$0.0344	$0.0989

Weighted Average Common Shares Outstanding: Basic and Diluted	22,324,706	22,324,706

The accompanying notes to audited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common stock issued to settle debt and employee compensation	20,000,000		200			200
Preferred stock conversion	900,000,000		9,000			9,000
Preferred shares issued		100,000	10			10
Acquisition of business			303	180,746		181,049
Net (income) loss					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$11,210	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued		900,000	13	49,840		49,852

Net (income) loss					(82,980)	(82,980)
Balance, December 31, 2020	922,324,706	1,000,000	$11,222	$7,873,783	$(7,879,875)	$3,141
Common shares cancelled	(900,000,000)	(900,000)	(10,999)			(9,001)
Acquisition & Dispositions				(235,356)	263,381	28,025
Net income					2,206,953	2,206,953
Balance, December 31, 2021	22,324,706	100,000	$233	$7,638,427	$(5,409,541)	$2,229,119
Business disposition					(1,652)	(1,652)
Net income					767,976	767,976
Balance, December 31, 2022	22,324,706	100,000	$233	$7,638,427	$(4,643,217)	$2,995,443

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CASHFLOWS

Years Ended December 31, 2022 and 2021

	DECEMBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$767,976	$2,206,953
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	302,852	(354,839)
Accrued expenses	(85,427)	800
Depreciation	62,353	17,552
Net cash provided by (used in) operating activities	1,047,754	1,870,466

Net Cash Flows from Investing Activities:
Investments - net	(53,184)	-
Lingstar Electric Vehicles Invt		(51,241)
Crypto Currency Mining Rigs		(19,200)
Long term Investments	1,316,434	(1,846,564)
Fixed Assets - other	(34,731)	(75,815)
Net cash provided by (used in) investing activities	1,228,519	(1,992,820)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	(23,664)	23,549
Notes payable - related party	(4,718,786)	4,966,206
Notes payable - Entrepreneurship Development	(34,433)	(1,658,987)
Mortgage payable/receivable	2,609,001	(2,609,001)
Notes payable - unrelated party	(645,000)
Net cash provided by (used in) financing activities	(2,812,882)	721,767

Net increase (decrease) in cash:	(536,608)	599,412
Cash at the beginning of the period:	601,042	1,630
Cash at the end of the period:	$64,434	$601,042

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$229	$435

The accompanying notes are an integral part of these consolidated financial statements

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

On September 15, 2020, Kid Castle Educational Corporation (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuance did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. Community Economic Development Capital, is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, related commercial facilities, industrial and commercial real estate, and other real estate related services.

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

On December 30, 2021, in exchange for its 87% control block in GiveMePower Corporation, the Company received 100% stake in Alpharidge Capital LLC from GiveMePower, in a cashless transaction, resulting in each public company going its separate way as an independent company.

The consolidated financial statements of the Company therefore include the 12 months operating results of the all wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), and the balance sheet represent the financial position as at 12/31/2022 of the Company which excludes GiveMePower and its subsidiaries, but Alpharidge Capital LLC and Others subsidiaries in which Kid Castle has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended December 31, 2022, we reported revenue of $3,866,539 and an accumulated deficit of $4,643,217 as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2022. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. as of December 31, 2022 and 2021 we did maintain $64,434 and $601,042 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – December 31, 2022	$143,198	$-	$-

Investments – trading securities – December 31, 2021	$446,050	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of December 31, 2022.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. During the period under review, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by our President and CEO, in exchange for long-term debt owned to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes has a total face amount of $3.5 million while the Mortgage Notes has a face amount of $2.2 million and accrued interest total of $0.11 million as at December 30, 2022, the date of the sale/purchase transaction.

Revenue, Assets and Liabilities of Consolidated Subsidiary and Financial Statement Relationship

Kid Castle Educational Corporation is 81.75% owned and controlled by Video River Networks, Inc. Because of the consolidated subsidiary relationship between these two public companies, the singular Revenue, Assets and Liabilities recognized and disclosed on the financial statements of Kid Castle Educational Corporation are also recognized and disclosed on the financial statements of Video River Networks, Inc. pursuant to ASC 810.

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

The Company does not have operating and financing leases as of December 31, 2022. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. as of December 31, 2022, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the year ended December 31, 2022, the Company did recognized revenue of $3,866,539 consisting $(983,869) net principal transaction, and $4,655,033 from the Entrepreneurship Development Initiative, and $195,376 in Interest income respectively.

Advertising Costs:

We expense advertising costs when advertisements occur. During the year ended December 31, 2022, the Company did recognized advertising costs of $4,451 compared to $14,912 it spent in year ended December 31, 2021.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of December 31, 2022 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at December 31, 2022, the Company has spent a total of $0 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at December 31, 2022.

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

Net trading revenue consisted of the following:

January 1, 2022 to December 31, 2022	Total
Net Revenue from sales of securities	$(983,869)

Net income from trading securities	$(983,869)

NOTE 6. SALES – INVESTMENT PROPERTY

Due to the uncertainty related to the Real Estate Industry due to the ongoing Rate Hike by the US Fed Reserve, the company is holding off on its real estate acquisitions and dispositions program until more clarity is seen in the industry.

NOTE 7. LINE OF CREDIT / LOANS - RELATED PARTIES

The Company considers its founders, managing directors, employees, significant shareholders, and the portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.

Line of credit from related party consisted of the following:

	December 31, 2022	December 31, 2021
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	419,979	588,859
Total Line of credit - related party	419,979	588,859
Less: current portion
Total Long-term Line of credit - related party	$419,979	$588,859

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $419,979 as of December 31, 2022.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2022 to December 31, 2022, as there are no potential shares outstanding that would have a dilutive effect.

	Year ended December 31, 2022	Year ended December 31, 2021
Net income	$767,975	$2,206,876
Dividends	1	77
Adjusted Net income attribution to stockholders	$767,976	$2,206,953
Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706	22,324,706
Net income per share
Basic and Diluted	$0.0344	$0.0989

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of December 31, 2022 and December 31, 2021 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of December 31, 2022 and December 31, 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2022 and December 31, 2021:

	Percent	31-Dec-22	31-Dec-21

Federal statutory rates	21%	$(975,076)	$(1,654,774)
State income taxes	5%	(232,161)	(393,994)
Permanent differences	-0.5%	23,216	39,399
Valuation allowance against net deferred tax assets	-25.5%	1,184,020	2,009,368
Effective rate	0%	$-	$-

at December 31, 2022 and December 31, 2021, the significant components of the deferred tax assets are summarized below:

	31-Dec-22	31-Dec-21
Deferred income tax asset
Net operation loss carryforwards	(4,643,217)	(5,650,835)
Total deferred income tax asset	1,207,236	2,203,826
Less: valuation allowance	(1,207,236)	(2,203,826)
Total deferred income tax asset	$-	$-

The Company has recorded as of December 31, 2022 and December 31, 2021, a valuation allowance of $1,207,236 and $2,203,826 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $1,207,236 as at December 31, 2021 decreased by $996,590 compared to December 31, 2021 of $2,203,826, as a result of the Company generating additional net operating income of $767,976 million.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2022 and December 31, 2021.

The Company has net operating loss carry-forwards of approximately $4,643,217. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of December 31, 2022, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of December 31, 2022, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $419,979 from the line of credit as of December 31, 2022.

On December 30, 2022, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by our President and CEO, in exchange for long-term debt owned to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes has a total face amount of $3.5 million while the Mortgage Notes has a face amount of $2.2 million and accrued interest total of $0.11 million as at December 30, 2022, the date of the sale/purchase transaction.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. as at December 31, 2022, the Company has $1,869,748 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value as at December 31, 2022. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverabiity.

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

On December 30, 2021, in exchange for the 87% control block of GMPW, held by Kid Castle Educational Corporation, a subsidiary of Video River Networks, Inc. both of which are publicly traded companies with ticker symbols KDCE and NIHK respectively, the Company acquired Alpharidge Capital LLC from GMPW.

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

as of December 31, 2022 and December 31, 2021 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 shares of preferred stock were issued and outstanding as at December 31, 2022 and December 31, 2021.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 as at December 31, 2022 and December 31, 2021.

Year ended December 31, 2022

The Company has issued 22,324,706 shares of our common stock to more than 54 shareholders as at December 31, 2022, compared to 22,324,706 shares December 31, 2021.

Warrants

No warrants were issued or outstanding as at December 31, 2022 and December 31, 2021 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2022 through April 14, 2023, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2022, the auditors identified the following deficiency in KDCE’s internal control to be a material weakness:

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

Based on its assessment, management concluded that as of December 31, 2022 our disclosure controls and procedures were ineffective due to inadequate capital to staff-up our accounting department, which is currently manned by two personnel. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Changes in internal control over financial reporting

We are continuing our efforts to improve our internal controls over financial reporting. Among other improvements, we shall implement a comprehensive ERP system that will improve the Company’s internal controls. As of the date of this Form 10K, management is unable to meaningfully determine the date the ERP system will be installed and become operational, but expects it to be installed prior to the end of fourth quarter of 2026. The Company believes that full implementation of its new ERP System will improve disclosure controls and procedures by performing the following functions:

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

Pending the implementation of the ERP system, we shall implement additional controls to ensure that our internal controls over financial reporting are effective. These controls include:

●	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments;

●	All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level;

●	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement;

●	Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released; and

●	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	52	Chairman, Director and Chief Executive and Financial Officer	October 2019 to present
Mr. Patience Ogbozor	37	Director	October 2019 to present

*Age As at December 31, 2022.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2022 is as follows:

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

Ms. Patience C. Ogbozor, Director: Ms. Ogbozor has been a Director of the Company since October 2019. Ms. Ogbozor also serves as a director at Goldstein Franklin Inc., Kid Castle Educational Corporation, Video Rivers Networks, Inc. and Opportunity Zone Capital LLC. Prior to joining the company’s board, Ms. Ogbozor was with New Haven Pharmacy, Abuja, from 2013 to 2015.

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

As at December 31, 2022, only Mr. Igwealor has received compensation in form of a hire-on bonus of 10 million shares of our common stock. The Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company in October 2019.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2022 and 2021, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Frank I Igwealor, Chair, CEO, CFO	2022	—	—	—		—	—	—	—		—
	2021	—	—	—	(i)	—	—	—	—	(ii)	—
	2020	—	—	100		—	—	—	100		100
	2019	—	—	—		—	—	—	—		—
	2018	—	—	—		—	—	—	—		—

Notes:

(i)	A hire-on bonus of 10,000,000 shares issued to Mr. Igwealor.

(ii)	The fair market value of the stock awarded to Mr. Igwealor was uncertain because the stock is currently trading on the pink sheet and is illiquid. However, for accounting purposes, the Company used the par value of $0.00001 to calculate recognition of employment expenses in the amount of $100 for the award.

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2022. The Company has never granted any stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

			Amount and Nature
			of Beneficial	Percent of
Title of Class		Name of Beneficial Owner	Ownership	Class (1)

Preferred stock	(a)	Video River Networks, Inc. (7)(5)(6)	100,000	100.00%
Common stock	(b)	Frank I Igwealor	10,000,000	47.79%
Common stock	(b)	Poverty Solutions, Inc.	10,000,000	47.79%
Common stock	(b)	Patience C Ogbozor	0
Common stock	(c)	Directors and officers as a group	20,000,000	89.59%

NOTES:

(1)	Mr. Igwealor is a member of Poverty Solutions’ governing board and represents its interest on Kid Castle’s board.
(2)	The address is 370 Amapola Ave., Suite 200A, Torrance, CA 90501.
(3)	Preferred shares control 60% of the voting rights of the company
(4)	On September 15, 2020, the company sold 900,000 shares of its preferred stocks to Video River Networks.
(5)	Mr. Igwealor is the CEO of Video River Networks and represents its interest on Kid Castle’s board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $588,859 from the line of credit as of December 31, 2022.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month

LINE OF CREDIT – RELATED PARTY

Line of credit from related party consisted of the following:

	December 31, 2022	December 31, 2021
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	419,979	588,859
Total Line of credit - related party	419,979	588,859
Less: current portion
Total Long-term Line of credit - related party	$419,979	$588,859

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $419,979 as of December 31, 2022.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Audit fees	$20,000	$17,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$20,000	$17,000

Audit-Related Fees

$20,000 and $17,000 in Audit-related fees were incurred in the Years 2022 and 2021 respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2022 and 2021 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2022 and 2021 for products and services provided by our principal independent accountants was $0.

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

Date: April 17, 2023	KID CASTLE EDUCATIONAL CORPORATION

	By:	/s/ Frank I Igwealor
	Name:	Frank I Igwealor
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor	Chief Executive Officer, Chief Financial Officer,	Date: April 17, 2023
Frank I Igwealor	President, Director
(Principal Executive Officer) (Principal Financial Officer)

