Form 10-Q
period 2023-03-31
KID CASTLE EDUCATIONAL CORP
filed 2023-05-18
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, there were 22,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$19,058	$64,434
Investments - trading securities	93,349	143,198
Total Current Assets	112,407	207,632

Accrued Interest Receivable	$102,938	$85,375
Investments - unrelated parties	30,000	30,000
Fixed assets - net	87,599	101,081
Notes Receivable Entrepreneurship Development	1,738,373	1,693,420
Long term Notes Receivable - related parties	1,223,000	747,000
Mortgage Notes Receivable - related parties	-	-
Long term Investments - related parties	453,326	553,314
Total assets	3,747,643	3,417,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	2,400	2,400
Marginal loan payable	-	-
Total Current Liabilities	$2,400	$2,400

Long-Term Liabilities:
Notes payable - net of current portion	$467,604	$419,979
Line of credit - related party, net of current portion	-	-
Total Long-Term Liabilities	467,604	419,979
Total Liabilities	$470,004	$422,379

STOCKHOLDERS’ EQUITY
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding as at March 31, 2023 and December 31, 2022	$10	$10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 22,324,706 issued and outstanding as at March 31, 2023 and December 31, 2022.	223	223
Additional paid in capital	7,638,427	7,638,427
Accumulated deficit	(4,361,021)	(4,643,217)

Total Stockholders’ Equity	$3,277,639	$2,995,443
Total Liabilities and Stockholders’ Equity	3,747,643	3,417,822

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Period Ended March 31, 2023 and 2022

	March 31
	2023	2022
Revenue:
Entrepreneurship Development	$492,562	$1,350,000
Sales of investment under property	-	-
Principal transactions - Net	(111,630)	$(311,051)
Total Revenue	380,932	1,038,949

Cost of goods sold:
Entrepreneurship Development	60,100	308,368
Total cost of goods sold	60,100	308,368
Gross profit	320,832	730,581

Operating expenses:
General and administrative	25,374	78,256
Professional fees	12,813	55,925
Advertising and promotions	114	798
Interest expense	335	38
Total operating expenses	38,636	135,017
Income (loss) from operations	282,196	595,565

Other Income
Dividends	-	-
Unrealized gain (loss)	-	3,700
Net Income	282,196	599,264

Earnings (loss) per Share: Basic and Diluted	$0.0126	$0.0268

Weighted Average Common Shares Outstanding: Basic and Diluted	22,324,706	22,324,706

The accompanying notes to audited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common stock issued issuance	20,000,000		200			200
Preferred stock conversion	900,000,000		9,000			9,000
Preferred shares issued		100,000	10			10
Acquisitions			303	180,746		181,049
Net (income) loss					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$11,210	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued		900,000	13	49,840		49,852

Net (income) loss					(82,980)	(82,980)
Balance, December 31, 2020	922,324,706	1,000,000	$11,222	$7,873,783	$(7,879,875)	$3,141
Common shares cancelled	(900,000,000)	(100,000)	(10,999)			(9,001)
Acquisition & Dispositions				(235,356)	263,381	28,025
Net (income) loss					2,206,953	2,206,953
Balance, December 31, 2021	22,324,706	900,000	$223	$7,638,427	$(5,409,541)	$2,229,119

Dispositions Adjustment					(1,652)	(1,652)
Net income					767,976	767,976
Balance, December 31, 2022	22,324,706	900,000	$223	$7,638,427	$(4,643,217)	$2,995,443
Net income					282,196	282,196
Balance, March 31, 2023	22,324,706	900,000	$223	$7,638,427	$(4,361,021)	$3,277,639

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CASHFLOWS

Period Ended March 31, 2023 and 2022

	MARCH 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$282,196	$599,264
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset:Trading Securities	49,849	(5,352)
Other Accrued Liabilities	(17,563)
Depreciation	13,482	15,021
Net cash provided by (used in) operating activities	327,964	608,933

Net Cash Flows from Investing Activities:
Crypto and Digital Assets	-	(34,000)
Long term Investments	99,989	(106,374)
Fixed Assets - other	-	-
Net cash provided by (used in) investing activities	99,989	(140,374)

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan	-	(23,664)
Notes payable - related party	47,624	306,750
Notes payable - Entrepreneurship Development	(44,953)	71,216
Mortgage payable/receivable
Notes payable - Long Term	(476,000)	(1,350,000)
Net cash provided by (used in) financing activities	(473,329)	(995,698)

Net increase (decrease) in cash:	(45,376)	(527,139)
Cash at the beginning of the period:	64,434	601,042
Cash at the end of the period:	$19,058	$73,903

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$336	$38
Cash paid for tax	$-	$-

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended March 31, 2023, we reported revenue of $380,932 and an accumulated deficit of $4,361,021 as of March 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended March 31, 2023. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2023 and December 31, 2022, we did maintain $19,058 and $64,434 balance of cash equivalents respectively.

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

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of March 31, 2023.

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

The Company does not have operating and financing leases as of March 31, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. as of March 31, 2023, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

During the period ended March 31, 2023, the Company did recognized revenue of $380,932 consisting $(111,630) net principal transaction, and $475,000 from the Entrepreneurship Development Initiative, and $17,563 in Interest income respectively.

Advertising Costs:

We expense advertising costs when advertisements occur. During the period ended March 31, 2023, the Company did recognized advertising costs of $113 compared to $798 it spent in same period of 2022.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of March 31, 2023 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at March 31, 2023, the Company has spent a total of $0 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at March 31, 2023.

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

Net trading revenue consisted of the following:

January 1, 2023 to March 31, 2023	Total
Net Revenue from sales of securities	$(111,630)

Net income from trading securities	$(111,630)

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

Line of credit from related party consisted of the following:

	March 31, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	467,604	419,979
Total Line of credit - related party	467,604	419,979
Less: current portion
Total Long-term Line of credit - related party	$467,604	$419,979

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $467,604 as of March 31, 2023.

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

	Period ended March 31, 2023	Period ended March 31, 2022
Net income	$282,196	$599,264

Adjusted Net income attribution to stockholders	$282,196	$599,264
Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706	22,324,706
Net income per share
Basic and Diluted	$0.0126	$0.0268

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of March 31, 2023 and December 31, 2021 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of March 31, 2023 and December 31, 2022 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended March 31, 2023 and December 31, 2022:

	Percent	31-Mar-23	31-Dec-22

Federal statutory rates	21%	$(915,814)	$(975,076)
State income taxes	5%	(218,051)	(232,161)
Permanent differences	-0.5%	21,805	23,216
Valuation allowance against net deferred tax assets	-25.5%	1,112,060	1,184,020
Effective rate	0%	$-	$-

As at March 31, 2023 and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	31-Dec-22	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	(4,361,021)	(4,643,217)
Total deferred income tax asset	1,133,865	1,207,236
Less: valuation allowance	(1,133,865)	(1,207,236)
Total deferred income tax asset	$-	$-

The Company has recorded as of March 31, 2023 and December 31, 2022, a valuation allowance of $1,133,865 and $1,207,236 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $1,133,865 as at March 31, 2023 decreased by $73,371 compared to December 31, 2022 of $1,207,236, as a result of the Company generating additional net operating income of $380,932.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of March 31, 2023 and December 31, 2022.

The Company has net operating loss carry-forwards of approximately $4,361,021. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of March 31, 2023, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of March 31, 2023, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $467,604 from the line of credit as of March 31, 2023.

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

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. as at March 31, 2023, the Company has $1,769,760 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value as at March 31, 2023. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverability.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

as of March 31, 2023 and December 31, 2022 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 shares of preferred stock were issued and outstanding as at March 31, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 as at March 31, 2023 and December 31, 2022.

Period ended March 31, 2023

The Company has issued 22,324,706 shares of our common stock to more than 54 shareholders as at March 31, 2023, compared to 22,324,706 shares December 31, 2022.

Warrants

No warrants were issued or outstanding as at March 31, 2023 and December 31, 2022 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2023 through May 10, 2023, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2023 and 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the three months operating results of the all wholly owned subsidiaries and the balance sheet represent the financial position as at 3/31/2023 of the Company includes Alpharidge Capital LLC and Others subsidiaries in which Kid Castle has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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
b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5.	Operating expenses during the twelve months would be as follows:

a.	For the six months through November 30, 2023, we anticipate to incur general and other operating expenses of $388,000.
b.	For the six months through May 30, 2024 we anticipate to incur additional general and other operating expenses of $378,000.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of March 31, 2023, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three months ended March 31, 2023, as Compared to Three Months Ended March 31, 2022

Revenues — The Company recorded $380,932 in revenue for the three months ended March 31, 2023 as compared to $1,038,949 for the same period of March 31, 2022.

Operating Expenses — Total operating expenses for the three months ended March 31, 2023 was $38,636 as compared to $135,017 in the same period in, 2022, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended March 31, 2023.

Net Income — Net income for three months ended March 31, 2023 was $282,196 as compared to Net Income of $599,264 for the three months ended March 31, 2022.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended March 31, 2023 was $0, as compared to Unrealized gain of $3,700, for the three months ended March 31, 2022, which was a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, the Company had a working capital of $110,007, consisting of $19,058 in cash, $93,349 in Trading Securities, and $2,400 in short-term liabilities.

For the three months period ended March 31, 2023, the Company generated $327,964 from operating activities, generated cash of $99,989 from investing activities, and used cash of $473,329 on financing activities, resulting in an decrease in total cash of $45,376 and a cash balance of $19,058 for the period.

For the three months period ended March 31, 2022, the Company generated $608,933 from operating activities, used cash of $140,374 on investing activities, and used cash of $995,698 on financing activities, resulting in an increase in total cash of $527,139 and a cash balance of $73,903 for the period.

As of March 31, 2023, total stockholders’ equity increased to $3,277,639 from $2,995,443 as of December 31, 2022, accounting for the $282,196 net income for the period ended March 31, 2023.

As of March 31, 2023, the Company had a cash balance of $19,058 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of March 31, 2023. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 10, 2023, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

(3) was subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2023, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2023, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

KID CASTLE EDUCATIONAL CORPORATION

Date: May 18, 2023	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

