Form 10-K/A
period 2022-12-31
KID CASTLE EDUCATIONAL CORP
filed 2023-08-08
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 18, 2023, Kid Castle Educational Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to provide additional disclosure on the Company’s revenue recognition and the steps taken to ensure compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The disclosures in Management Disclosures and Analysis and the Notes to Financial statements have been updated to reflect the additional disclosure.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment does not otherwise update any exhibits as originally filed or previously amended. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

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

The Company generates revenue primarily from: (1) the sale of homes/properties; (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents; (3) principal transactions from sales of trading securities, less original purchase cost; and (4)Entrepreneurship Development Initiative Revenue. Principal transaction is net trading revenues consisting primarily of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitation) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

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

August 5, 2023

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

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The Company utilizes the provisions of Accounting Standards Codification 820 – Fair Value (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the prospective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

The Company values its securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. Changes in fair value is reflected in the Company’s statement of operations.

Many cash and over-the-counter (OTC) contracts have bid-and-ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the marketplace participants are willing to pay for an asset. Ask prices represent the lowest price that the marketplace participants are willing to accept for an asset. For securities whose inputs are based on bid-ask prices, the Company’s policy for securities traded in the OTC markets and listed securities for which no sale was reported on that date are valued at their last reported “bid” price if held long, and last reported “asked” price if sold short. The Company considers these investments level 1 securities for active markets and level 2 securities for thinly traded markets.

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

Investments

The Company makes certain strategic investments related to its business which are included in other assets in the condensed consolidated statements of financial condition. The Company accounts for these investments as follows:

●

Under the equity method of accounting as required under FASB ASC Topic 323, “Investments – Equity Method and Joint Ventures.” These investments, including where the investee is a limited partnership or limited liability company, are recorded at the fair value amount of the Company’s initial investment and are adjusted each period for the Company’s share of the investee’s income or loss. Contributions paid to and distributions received from equity method investees are recorded as additions or reductions, respectively, to the respective investment balance.

●	At fair value, if the investment in equity securities has a readily determinable fair value.
●

At adjusted cost, if the investment does not have a readily determinable fair value. Adjusted cost represents the historical cost, less impairment if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred in accordance with FASB ASC Topic 321, “Investments in Equity Securities.”

A judgmental aspect of accounting for investments is evaluating whether a decline in the value of an investment has occurred. The evaluation of impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. Most of the Company’s equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company’s investment may not be recoverable. An impairment loss, if any, is recognized in the period the determination is made. For the year ended December 31, 2022, the Company carried on its balance sheet, Investments in the total amount of $1,869,748. Following the collapse of the Silicon Valley Bank, due to semi-permanent impairment of securities in its investment portfolio, the Company reviewed its Investment portfolio and concluded that some of the Company’s investment may not be recoverable. Using a mark-to-market approach, the Company wrote down and reserved $1,316,237 of its Investment portfolio of $1,869,748, as impairment loss on it Investments portfolio.

Significant Transaction

Significant Transaction, also known as common control transactions occur frequently, particularly in the context of reorganizations, spinoffs, and initial public offerings. Common control transactions are generally accounted for by the receiving entity based on the nature of the transactions. For example, transactions involving the transfer of an asset (such as an unoccupied building) are accounted for by the receiving entity at the carrying value of the asset transferred on a prospective basis. Conversely, transactions involving the transfer of a business ordinarily will result in a change in reporting entity for the receiving entity and require retrospective combination of the entities for all periods presented using the historical cost basis of the parent.

ASC 850 covers transactions and relationships with related parties. It applies to all reporting entities, including the separate financial statements of a subsidiary, as discussed in ASC 850-10-15-2. Identifying related party relationships and transactions requires a reporting entity to first determine whether a party meets the definition of a “related party.”

ASC 850-10-20 described related parties to include:

a.	Affiliates of the entity
b.	Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity
c.	Trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management
d.	Principal owners of the entity and members of their immediate families
e.	Management of the entity and members of their immediate families
f.	Other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests
g.	Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests

The following definitions applies under ASC 850-10-20

Affiliate: A party that, directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with an entity.

Control: The possession, direct or indirect, of the power to direct or cause the direction of the management and policies of an entity through ownership, by contract, or otherwise.

Immediate family: Family members who might control or influence a principal owner or a member of management, or who might be controlled or influenced by a principal owner or a member of management, because of the family relationship.

Management: Persons who are responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions by which those objectives are to be pursued. Management normally includes members of the board of directors, the chief executive officer, chief operating officer, vice presidents in charge of principal business functions (such as sales, administration, or finance), and other persons who perform similar policy making functions. Persons without formal titles also may be members of management.

Principal owners: Owners of record or known beneficial owners of more than 10% of the voting interests of the entity.

FASB Statement No. 141 (EITF 02-5), in conjunction with SEC staff’s conclusions in EITF 02-5 stated that common control exists between (or among) separate entities in the following situations:

●	An individual or enterprise holds more than 50% of the voting ownership interest of each entity.
●	A group of shareholders holds more than 50% of the voting ownership interest of each entity, and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert exists.
●	Immediate family members (married couples and their children, but not their grandchildren) hold more than 50% of the voting ownership interest of each entity (with no evidence that those family members will vote their shares in any way other than in concert). Entities may be owned in varying combinations among living siblings and their children. Those situations require careful consideration regarding the substance of the ownership and voting relationships.

During the year ended December 31, 2022, the Company recorded several significant transactions including loans from our officers, directors, and entities under the control or influence of our officers and directors.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, (3) entrepreneurship development revenue, and (4) principal transaction sales of trading securities using its broker firm, less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. A trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sale of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitations) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the year ended December 31, 2022.

Revenue Recognition – Principal (securities) transactions

The Company records securities transactions and related revenue and expenses on a trade-date basis. Other income is recognized when earned.

Interest Income and Expense

The Company earns interest income and incurs interest expense primarily in connection with its electronic brokerage customer business and its securities lending activities, which are recorded on an accrual basis and are included in interest income and interest expense, respectively, in the condensed consolidated statements of comprehensive income.

During the year ended December 31, 2022, the Company did recognized revenue of $195,376 in net interest income.

Principal Transactions

Principal transactions include gains and losses as a result of changes in the fair value of financial instruments owned, at fair value, financial instruments sold, but not yet purchased, at fair value, and other investments measured at fair value (i.e., unrealized gains and losses) and realized gains and losses related to the Company’s principal transactions. Included are net gains and losses on stocks, options, U.S. and foreign government securities, municipal securities, futures, foreign exchange, precious metals and other derivative instruments, which are reported on a net basis in other income in the condensed consolidated statements of comprehensive income. Dividends are integral to the valuation of stocks. Accordingly, dividend income and expense attributable to financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value, are reported on a net basis in other income in the condensed consolidated statements of comprehensive income.

During the year ended December 31, 2022, the Company did recognized net revenue $(983,869) from principal transaction.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed.

During the year ended December 31, 2022, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

Revenue Recognition – Entrepreneurship Development

Under ASC 606, an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. FASB ASC 606-10-05-3 through 05-4 and 606-10-10-2 through 10-4. To achieve the core principle of ASC 606, an entity should take the following actions: Step 1: Identify the contract with a customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price; and Step 5: Recognize revenue when or as the entity satisfies a performance obligation.

Revenue is recognized when a company satisfies a performance obligation by transferring a promised good or service to a customer (which is when the customer obtains control of that good or service). An entity should consider the terms of the contract and all relevant facts and circumstances when applying the revenue recognition standard. An entity should apply the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

As of December 31, 2022, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

Determining whether a sale is to a customer: Per ASC 610-20-15-4(a), if the counterparty in the transaction is a customer and the assets being transferred are an output of the reporting entity’s ordinary activities, the transaction is within the scope of ASC 606. As stated in ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the reporting entity’s ordinary activities in exchange for consideration (e.g., a car manufacturer sells a car that it produced to a customer, a homebuilder sells a home that it developed to a customer).

Step 1: A sales contract/agreement (SPA) is used to consummate the sale. Buyer and seller signed the SPA and other collateral documents including the Notes and other documents designed to ensure collectability if the sale is cash-and-note or note-only. Where the sale was not an all-cash transaction, seller evaluated the collectibility of the transaction price, or the probability that the seller will collect the consideration.

Step 2: Identify the performance obligations in the contract. All performance obligations under the SPA must be completed prior to the close of the transaction. Our Entrepreneurship Development revenue was only recognized after all performance obligations has been performed or completed.

Step 3: Determine the transaction price. The transaction price for each sale recognized as EDI revenue was listed on the face of the contract.

Step 4: Allocate the transaction price. The transaction price is allocated based on the relative standalone selling price of each specific good or service promised to the customer. Since EDI revenue did not involve bundled services, rather EDI assets are accounted for as a standalone transaction, the total sale price is recognized immediately.

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of December 31, 2022, we recognized all EDI sales completed in 2022 because we satisfied the performance obligation by transferring control of the pubco to the customer and made adequate provision for the collectability of the convertible notes.

Entrepreneurship Development revenues: Revenues and cost of revenues from pubco-control sales are recognized at the time each pubco-control is delivered and title and possession are transferred to the buyer. For the majority of our pubco-control closings, our performance obligation to deliver a control of the pubco is satisfied in less than one month from the date a binding sale agreement is signed. In certain circumstances where we have not completed the cleaning process to rid the pubco of legacy liabilities, we are not able to complete the sale under one month, and the sale may drag for up to 24 months to allow buyer and seller sufficient time to diligently complete the cleanup work. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the pubco-control sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of December 31, 2022, the pubco-control sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consist of deposits received from customers for sold but undelivered pubco-control.

Sales Incentives: In order to promote sales of our pubco-control, we may offer buyers’ agent sales incentives. These incentives vary by type of incentive and by amount on cash component of the transaction and on a pubco-by-pubco basis. Incentives are reflected as a reduction in pubco-control sales revenues. Incentives are recognized at the time the pubco-control is delivered to the buyer and we receive the sales proceeds in either cash or notes.

During the year ended December 31, 2022, the Company did recognized revenue of $4,655,033 from the Entrepreneurship Development Initiative. The Company did not have any unsatisfied performance obligations that is related to this revenue.

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

Net trading revenue consisted of the following:

January 1, 2022 to December 31, 2022	Total
Principal Transactions - sales of securities	$7,114,939
Cost of sales - Principal Transactions	8,098,808
Net income from trading securities	$(983,869)

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

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2022 through August 5, 2023, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

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

Date: August 7, 2023	KID CASTLE EDUCATIONAL CORPORATION

	By:	/s/ Frank I Igwealor
	Name:	Frank I Igwealor
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor	Chief Executive Officer, Chief Financial Officer,	Date: August 7, 2023
Frank I Igwealor	President, Director
(Principal Executive Officer) (Principal Financial Officer)

