Form 10-Q
period 2023-09-30
KID CASTLE EDUCATIONAL CORP
filed 2023-11-14
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, there were 22,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$19,166	$64,434
Investments - trading securities	2,882	143,198
Total Current Assets	22,048	207,632

Accrued Interest Receivable	$118,917	$85,375
Investments - unrelated parties	30,000	30,000
Fixed assets - net	58,101	101,081
Notes Receivable Entrepreneurship Development	2,080,364	1,693,420
Long term Notes Receivable - related parties	1,827,413	747,000
Mortgage Notes Receivable - related parties	-	-
Long term Investments - related parties	191,757	553,314
Total assets	4,328,600	3,417,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	2,400	2,400
Marginal loan payable	-	-
Total Current Liabilities	$2,400	$2,400

Long-Term Liabilities:
Notes payable - net of current portion	$662,756	$419,979
Line of credit - related party, net of current portion	-	-
Total Long-Term Liabilities	662,756	419,979
Total Liabilities	$665,156	$422,379

STOCKHOLDERS’ EQUITY
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding as at September 30, 2023, and December 31, 2022	$10	$10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 22,324,706 issued and outstanding as at September 30, 2023, and December 31, 2022.	223	223
Additional paid in capital	7,638,427	7,638,427
Accumulated deficit	(3,975,216)	(4,643,217)

Total Stockholders’ Equity	$3,663,444	$2,995,443
Total Liabilities and Stockholders’ Equity	4,328,600	3,417,822

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,			For the nine months ended September 30,
	2023		2022	2023	2022
Revenue:
Entrepreneurship Development Initiative	$		$985,033	$1,425,000	$3,760,033
EDI Interest Income			36,083	33,541	114,416
Principal transactions - Net		(18,791)	15,345	(322,963)	(590,318)
Total Revenue		$(18,791)	1,000,378	1,135,578	3,284,131

Cost of goods sold:
Entrepreneurship Development			442,063	258,671	871,090
Total cost of goods sold		-	442,063	258,671	871,090
Gross profit		(18,791)	558,315	876,907	2,413,041

Operating expenses:
General and administrative		32,235.00	72,729.00	100,036	212,941
Professional fees		25,877.00	27,668.00	108,756	135,324
Advertising and promotions		-	120.00	114	1,083
Interest expense		-	-	-	38
Total operating expenses		58,112	100,517	208,906	349,386
Income (loss) from operations		(76,903)	457,798	668,001	2,063,655

Other Income
Dividends		-	-	-	-
Unrealized gain (loss)		-	-	-	3,700
Net Income		(76,903)	457,798	668,001	2,067,355

Earnings (loss) per Share: Basic and Diluted		$(0.0034)	$0.0205	$0.0299	$0.0926

Weighted Average Common Shares Outstanding: Basic and Diluted		22,324,706	22,324,706	22,324,706	22,324,706

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common stock issued issuance	20,000,000		200			200
Preferred stock conversion	900,000,000		9,000			9,000
Preferred shares issued		100,000	10			10
Acquisitions			303	180,746		181,049
Net (income) loss					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$11,210	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued		900,000	13	49,840		49,852

Net (income) loss					(82,980)	(82,980)
Balance, December 31, 2020	922,324,706	1,000,000	$11,222	$7,873,783	$(7,879,875)	$3,141
Common shares canceled	(900,000,000)	(100,000)	(10,999)			(9,001)
Acquisition & Dispositions				(235,356)	263,381	28,025
Net (income) loss					2,206,953	2,206,953
Balance, December 31, 2021	22,324,706	900,000	$223	$7,638,427	$(5,409,541)	$2,229,119

Dispositions Adjustment					(1,652)	(1,652)
Net income					767,976	767,976
Balance, December 31, 2022	22,324,706	900,000	$223	$7,638,427	$(4,643,217)	$2,995,443

Net income					668,001	668,001

Balance, September 30, 2023	22,324,706	900,000	$223	$7,638,427	$(3,975,216)	$3,663,444

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CASH FLOWS

Period Ended September 30, 2023, and 2022

	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$668,001	$2,067,355
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	140,316	242,148
Other Accrued Liabilities	(33,542)	(59,747)
Depreciation	42,980	46,771
Net cash provided by (used in) operating activities	817,755	2,296,527

Net Cash Flows from Investing Activities:
Entrepreneurship Development	496,328	(3,511,371)
Crypto and Digital Assets		(34,000)
Long term Investments		(447,475)
Net cash provided by (used in) investing activities	496,328	(3,992,846)

Net Cash Flows from Financing Activities
Notes payable - related party	(166,764)	112,119
Notes payable - Entrepreneurship Development	(1,435,364)	500,000
Notes payable - Long Term	242,777	575,000
Net cash provided by (used in) financing activities	(1,359,351)	1,187,119

Net increase (decrease) in cash:	(45,268)	(509,200)
Cash at the beginning of the period:	64,434	599,390
Cash at the end of the period:	$19,166	$90,190

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

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

The re-incorporation in Delaware, which occurred in January 2019, has placed at risk, voidable and unenforceable, all and any liabilities that may have accrued, including any material agreements the Company may have executed during the period between March 22, 2011, and January 2019. To the best of our knowledge, no such liabilities that were accrued and no material agreement were entered into by the company during the period between March 22, 2011, and January 2019. In addition, there could be penalties or legal liabilities that may have accrued as a result of conducting business from 2011 to 2019 without properly registering with any State. To the best of our knowledge, as at September 7, 2020, no such penalties or liabilities have accrued to the company as a result of conducting business from 2011 to 2019 without properly registering with any State. However, there is no guarantee that such penalties or liabilities would not accrue or arise in the future.

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

On September 15, 2020, Kid Castle Educational Corporation (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuance did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. Community Economic Development Capital is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, related commercial facilities, industrial and commercial real estate, and other real estate related services.

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

The consolidated financial statements of the Company therefore include the 12-months operating results of wholly owned subsidiaries of Alpharidge Capital LLC. (“Alpharidge”), and the balance sheet represent the financial position as at 09/30/2023 of the Company which excludes GiveMePower and its subsidiaries, but Alpharidge Capital LLC and other subsidiaries in which Kid Castle has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the three months ended September 30, 2023, we reported revenue of $(18,791) and an accumulated deficit of $3,975,216 as of September 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

From April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended September 30, 2023. All costs related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2023, and December 31, 2022, we did maintain $19,166 and $64,434 balance of cash equivalents respectively.

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

Our financial instruments consist of accounts payable and accruals and our accruals- related parties. The carrying amount of the out accounts payable and accruals, accruals- related parties and loans – related parties approximate their fair values because of the short-term maturities of these instruments.

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – September 30, 2023	$2,882	$-	$-

Investments – trading securities – December 31, 2022	$143,198	$-	$-

Investment – Trading Securities

All investment securities are classified as trading securities and are carried at fair value in accordance with ASC 320 Investments — Debt and Equity Securities. Investment transactions are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification method. Realized and unrealized gains or losses on investments are recorded in the statements of operations as realized and unrealized gains or losses as net revenue. All investment securities are held and transacted by the Company’s broker firm. The Company did not hold more than 4.9% of equity of the shares of any public companies as investments as of September 30, 2023.

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

A judgmental aspect of accounting for investments is evaluating whether a decline in the value of an investment has occurred. The evaluation of impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. Most of the Company’s equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company’s investment may not be recoverable. An impairment loss, if any, is recognized in the period the determination is made. For the year ended December 31, 2022, the Company carried on its balance sheet, Investments in the total amount of $1,869,748. Following the collapse of the Silicon Valley Bank, due to semi-permanent impairment of securities in its investment portfolio, the Company reviewed its investment portfolio and concluded that some of the Company’s investment may not be recoverable. Using a mark-to-market approach, the Company wrote down and reserved $1,316,237 of its investment portfolio, as impairment loss on it Investments portfolio. As at September 30, 2023, the portfolio has a net balance of $191,757.

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Last fiscal year ended December 31, 2022, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by our President and CEO, in exchange for long-term debt owed to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes have a total face amount of $2.2 million which is equivalent to the Mortgage Notes face amount of $2.2 million as of December 30, 2022, the date of the sale/purchase transaction.

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

Leases:

In February 2016, the FASB issued ASU 2016-02, “Leases” that requires for leases longer than one year, a lessee to recognize in the statement of financial condition a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. The accounting update also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense. In addition, this accounting update requires expanded disclosures about the nature and terms of lease agreements. The Company has reviewed the new standard and does not expect it to have a material impact on the statement of financial condition or its net capital.

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

The Company does not have operating and financing leases as of September 30, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

Income Taxes:

Under the asset and liability method prescribed within ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is recorded, if necessary, to reduce net deferred tax assets to the amount more likely than not to be realized. Certain prior period deferred tax disclosures were reclassified to conform with current period presentation.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. as of September 30, 2023, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

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

The Company generates revenue primarily from: (1) the sale of homes/properties, (2) commissions and fees charged on each real estate services transaction closed by our lead agents or partner agents, and (3) sales of trading securities using its broker firm, TD Ameritrade less original purchase cost. Net trading revenues primarily consist of revenues from trading securities earned upon completion of trade, net of any trading fees. Trading is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades. The Company records trading revenue on a net basis, trading sales less original purchase cost. Net realized gains and losses from securities transactions are determined for federal income tax and financial reporting purposes on the first-in, first-out method and represent proceeds on disposition of investments less the cost basis of investments. Sales of real estate properties are recognized at the sales price/amount and the total cost (including cost of rehabilitation) associated with the property acquisition and rehabilitation are classified in Cost of Goods Sold (COGS).

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the period ended September 30, 2023.

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

During the three months ended September 30, 2023, the Company recognized net revenue $(18,791) from principal transaction.

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

During the period ended September 30, 2023, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of September 30, 2023, our Entrepreneurship Development Revenue was derived from the sale of asset (control in Pubco) to the buyer who assumes control of the Pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectability of the transaction price, and the probability that the seller will collect the consideration. The seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 2: Identify the performance obligations in the contract. All performance obligations under the SPA must be completed prior to the close of the transaction. Our Entrepreneurship Development revenue was only recognized after all performance obligations had been performed or completed.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of September 30, 2023, we recognized all EDI sales completed in the period because we satisfied the performance obligation by transferring control of the Pubco to the customer and made adequate provision for the collectability of the convertible notes.

Entrepreneurship Development revenues: Revenues and cost of revenues from pubco-control sales are recognized at the time each pubco-control is delivered and title and possession are transferred to the buyer. For the majority of our pubco-control closings, our performance obligation to deliver a control of the pubco is satisfied in less than one month from the date a binding sale agreement is signed. In certain circumstances where we have not completed the cleaning process to rid the pubco of legacy liabilities, we are not able to complete the sale under one month, and the sale may drag for up to 24 months to allow buyer and seller sufficient time to diligently complete the cleanup work. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the pubco-control sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of September 30, 2023, the pubco-control sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consist of deposits received from customers for sold but undelivered pubco-control.

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

Advertising Costs:

We expense advertising costs when advertisements occur.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts. It is possible that at times, the company’s cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. In such a situation, the Company’s management would assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures would be addressed and mitigated.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of September 30, 2023, and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at September 30, 2023, the Company has spent a total of $0 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at September 30, 2023.

NOTE 5. NET PRINCIPAL TRANSACTIONS INCOME

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s net income from principal transactions primarily consists of revenues from sales of trading securities less original purchase cost (cost of sales). Net principal transactions income primarily consists of income from trading securities earned upon completion of trade, net of any trading fees. A trade is completed when earned and recognized at a point in time, on a trade-date basis, as the Company executes trades.

Net trading revenue consisted of the following:

January 1, 2023, to September 30, 2023	Total
Net Revenue from sales of securities	$(322,963)

Net income from trading securities	$(322,963)

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

Line of credit from related party consisted of the following:

	September 30, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	662,756	419,979
Total Line of credit - related party	662,756	419,979
Less: current portion
Total Long-term Line of credit - related party	$662,756	$419,979

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has an unused line of credit of $662,756 as of September 30, 2023.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2023, to September 30, 2023, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended September 30, 2023	Period ended September 30, 2022
Net income	$668,001	2,067,355

Adjusted Net income attribution to stockholders	$668,001	2,067,355
Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706	22,324,706
Net income per share
Basic and Diluted	$0.0299	0.0926

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of September 30, 2023, and December 31, 2022 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of September 30, 2023, and December 31, 2022 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended September 30, 2023, and December 31, 2022:

	Percent	30-Sep-23	31-Dec-22

Federal statutory rates	21%	$(834,795)	$(975,076)
State income taxes	5%	(198,761)	(232,161)
Permanent differences	-0.5%	19,876	23,216
Valuation allowance against net deferred tax assets	-25.5%	1,013,680	1,184,020
Effective rate	0%	$-	$-

As at September 30, 2023, and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	30-Sep-23	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	(3,975,216)	(4,643,217)
Total deferred income tax asset	1,033,556	1,207,236
Less: valuation allowance	(1,033,556)	(1,207,236)
Total deferred income tax asset	$-	$-

The Company has recorded as of September 30, 2023, and December 31, 2022, a valuation allowance of $1,033,556 and $1,207,236 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $1,033,556 as at September 30, 2023 decreased by $173,680 compared to December 31, 2022 of $1,207,236. The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2023, and December 31, 2022. The Company has net operating loss carry-forwards of approximately $3,975,216. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

ASU 2016-13 — In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends FASB ASC Topic 326, Financial Instruments - Credit Losses. In addition, in May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which updates FASB ASU 2016-13. These ASUs require financial assets measured at amortized cost to be presented at the net amount to be collected and broadens the information, including forecasted information incorporating more timely information, that an entity must consider in developing its expected credit loss estimate for assets measured. These ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted for fiscal years beginning after December 15, 2018. Most of our financial assets are excluded from the requirements of this standard as they are measured at fair value or are subject to other accounting standards. In addition, certain of our other financial assets are short-term in nature and therefore are not likely to be subject to significant credit losses beyond what is already recorded under current accounting standards. As a result, we currently do not anticipate this standard to have a significant impact on our consolidated financial statements.

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

Trading securities are treated using the fair value method, whereby the value of the securities on the company’s balance sheet is equivalent to their current market value. These securities will be recorded in the current assets section under the Investment Securities account and will be offset in the shareholder’s equity section under the unrealized proceeds from sale of short-term investments” account. The Short-term Investments account amount represents the current market value of the securities, and the “Unrealized Proceeds From Sale of Short Term Investments” account represents the cash proceeds that the company would receive if it were to sell the investments at the end of the specified accounting period.

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of September 30, 2023, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of September 30, 2023, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is owned and operated by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $662,756 from the line of credit as of September 30, 2023.

On December 30, 2022, the Company sold nine of its EDI Notes and one Mortgage Note to Los Angeles Community Capital (LA Community Capital), a Company controlled by our President and CEO, in exchange for long-term debt owed to LA Community Capital and its affiliates. The EDI Notes were sold at their face (stated) amount without discount and the Mortgage Note was sold at face (stated) amount plus accrued interest. The EDI Notes have a total face amount of $3.5 million while the Mortgage Notes has a face amount of $2.2 million and accrued interest total of $0.11 million as of December 30, 2022, the date of the sale/purchase transaction.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. as at September 30, 2023, the Company has $1,548,703 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value as at September 30, 2023. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverability.

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

On September 15, 2020, Kid Castle Educational Corporation (the “Company”) entered into a stock purchase agreement with certain corporation related to our President and CEO with respect to the private placement of 900,000 shares of its preferred stock at a purchase price of $3 in cash and a transfer of 100% interest in, and control of Community Economic Development Capital, LLC (a California Limited Liability Company). The shares were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering. Community Economic Development Capital is a specialty real estate holding company for specialized assets including, affordable housing, opportunity zones properties, medical real estate investments, industrial and commercial real estate, and other real estate related services.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

as of September 30, 2023, and December 31, 2022, we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 shares of preferred stock were issued and outstanding as at September 30, 2023, and December 31, 2022.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 as at September 30, 2023, and December 31, 2022.

Period ended September 30, 2023

The Company has issued 22,324,706 shares of our common stock to more than 54 shareholders as at September 30, 2023, compared to 22,324,706 shares December 31, 2022.

Warrants

No warrants were issued or outstanding as at September 30, 2023, and December 31, 2022 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2023, through November 10, 2023, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

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

Our principal business objective is to maximize stockholder returns through a combination of (1) acquisition and rollup of profitable Artificial Intelligence, Machine Learning, Robotics, and digital assets across the United States of America (2) sustainable long-term growth in cash flows from increased profits, which we hope to pass on to stockholders in the form of distributions, and (3) potential long-term appreciation in the value of our businesses through process optimization and financial engineering. However, because of COVID-19, we were unable to obtain the financing necessary to make the acquisition of the businesses we needed to acquire. There is no guarantee that we will be able to acquire one or more in the future. In addition, there is no guarantee that viable businesses would still be available to us to acquire in the future, or at reasonable price.

Basis of Presentation

The unaudited financial statements for the three and Nine months ended September 30, 2023, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

The consolidated financial statements of the Company therefore include the three months operating results of the all wholly owned subsidiaries and the balance sheet represent the financial position as at September 30, 2023, of the Company includes Alpharidge Capital LLC and Others subsidiaries in which Kid Castle has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

Plan of Operations for the Next Twelve Months

Kid Castle will need approximately $1,500,000 to sustain operations for the next 12 months. Our plan is to achieve meaningful revenue from acquisitions of profitable rollup of Artificial Intelligence, Machine Learning, Robotics, and digital assets businesses that meet our operating needs. However, we may not be able to increase our revenue sufficiently to meet these needs in time. It is also unlikely that we will be able to generate $1,500,000 in net income to satisfy all of our obligations and cover our operating cost for the next 12 months. Our ability to continue operations will be dependent upon the successfully long-term or permanent capital in the form of equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditure relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

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

	b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5.	Operating expenses during the twelve months would be as follows:

	a.	For the six months through March 31, 2024, we anticipate incurring general and other operating expenses of $388,000.

	b.	For the six months through September 30, 2024, we anticipate incurring additional general and other operating expenses of $378,000.

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

We used the acquisition method of accounting (also known as business combination accounting) for acquisition of subsidiaries by the Group method to account for the purchase of businesses. The cost of the acquisition was measured as the fair value of the assets given, equity instruments issued, and liabilities incurred or assumed at the date of exchange.

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

Increased competition could result in us failing to attract significant capital or maintaining it. If we are unable to compete successfully against current and future competitors, our business and financial condition may be harmed.

We hope to maintain our competitive advantage by keeping abreast of market dynamism that is face by our industry, and by utilizing the experience, knowledge, and expertise of our management team. Moreover, we believe that we distinguish ourselves in the ways our model envisaged transformation of businesses.

Government Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses. However, we may be subject to the rules governing acquisition and disposition of businesses, real estate and personal properties in each of the State where we have our operations. We may also be subject to various state laws designed to protect buyers and sellers of businesses. We cannot predict the impact of future regulations on either us or our business model. Once we commence our biopharmaceutical operations, we would be subject to many regulations that apply to pharmaceutical and medical industry participants.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property. We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Employees

We do not have a W-2 employee at present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of September 30, 2023, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who help with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contracts for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on a as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three months ended September 30, 2023, as Compared to Three Months Ended September 30, 2022

Revenues — The Company recorded $(18,791) in revenue for the three months ended September 30, 2023, as compared to $1,000,378 for the same period of September 30, 2022. The decline in revenue was due to our decision to skip transactions in Real Estates “purchase-rehab-resell” program until a more conducive lending environment emerges in the near future.

Operating Expenses — Total operating expenses for the three months ended September 30, 2023 was $58,112 as compared to $100,517 in the same period of 2022, due to decreased operating activities, namely, the halt in our real estate operations, no consultants’ fees, during the period ended September 30, 2023.

Net Income — Net loss for three months ended September 30, 2023 was $76,903 as compared to Net Income of $457,789 for the three months ended September 30, 2022.

Nine months ended September 30, 2023, as Compared to Nine months ended September 30, 2022

Revenues — The Company recorded $1,135,578 in revenue for the Nine months ended September 30, 2023, as compared to $3,284,131 for the same period of September 30, 2022.

Operating Expenses —Total operating expenses for the Nine months ended September 30, 2023 was $208,906 as compared to $349,386 in the same period of 2022, due to decreased operating activities, namely, the halt in our real estate operations, no consultants’ fees, during the period ended September 30, 2023.

Net Income — Net income for Nine months ended September 30, 2023 was $668,001 as compared to Net Income of $2,067,355 for the Nine months ended September 30, 2022.

OCI - Unrealized Gain or Other Comprehensive Income for Nine months ended September 30, 2023 was $0, as compared to Unrealized gain of $3,700, for the Nine months ended September 30, 2022, which was a result of mark-to-market/fair value adjustment to Trading Securities for the period.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, the Company had a working capital of $19,648, consisting of $19,166 in cash, $2,882 in Trading Securities, and $2,400 in short-term liabilities.

For the nine months period ended September 30, 2023, the Company generated $817,755 from operating activities, generated cash of $496,328 from investing activities, and used cash of $1,359,351 on financing activities, resulting in an decrease in total cash of $45,268 and a cash balance of $19,166 for the period. Compared to the nine months period ended September 30, 2022, when the Company generated $2,296,527 from operating activities, used cash of $3,992,846 on investing activities, and generated cash of $1,187,119 on financing activities, resulting in a decrease in total cash of $509,200 and a cash balance of $90,190 for the period.

As of September 30, 2023, total stockholders’ equity was $3,663,444 compared to $2,995,443 as of December 31, 2022, accounting for the $668,001 net income for the period ended September 30, 2023.

As of September 30, 2023, the Company had a cash balance of $19,166 (i.e., cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintain consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity are: (1) Crypto Currency Mining, (2) Real Estate Sales, and (3) Trading Securities. In the past, we have been generating cash from loans to us by our major shareholder. In order to be able to achieve our strategic goals, we need to further expand our business and implement our business plan. To continue to develop our business plan and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of September 30, 2023. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion). We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2023:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an independent audit committee of our Board of Directors;

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

●	we continue to outsource the functions of controller on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred As of September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in litigation relating to claims arising out of the operation of our business in the normal course of business. Other than as described below, as of the date of this Registration Statement we are not aware of potential dispute or pending litigation and are not currently involved in a litigation proceeding or governmental actions the outcome of which in management’s opinion would be material to our financial condition or results of operations. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

As of November 10, 2023, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2023, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2023, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

KID CASTLE EDUCATIONAL CORPORATION

Date: November 13, 2023	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

