Form 10-K
period 2023-12-31
KID CASTLE EDUCATIONAL CORP
filed 2024-04-18
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

As of December 31, 2023, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $37,195 using the average of the stock’s closing price on December 31, 2023, which was $0.016 multiplied by 2,324,706 shares. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held As of December 31, 2023.

As at December 31, 2023, the number of shares of common stock issued and outstanding was 22,324,706.

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

When we use the terms “Kid Castle,” “KDCE,” “we,” “us,” “our,” and “the company,” we mean Kid Castle Educational Corporation, a Delaware corporation.

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” “Us” or “Our’) operates and manages a portfolio of real estate properties, digital assets and properties. Kid Castle seeks to engage in rollup and consolidation of real estate, Biopharma and digital assets and operations.

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

During the last quarter of 2019, we entered into nonbinding Letter of Intent (LOIs) with 5 CBD operations to acquire their businesses. None of these businesses sells or manages cannabis-related or marijuana related products. The businesses are focused on “Farm Bill” compliant Hemp-based CBD products. A “Farm Bill” compliant business is one that strictly cultivates and utilizes “hemp” as specified by the Bill. The 2018 Farm Bill legalized production of hemp for all allowing for full-scale commercial production of hemp as provided in the Bill. https://www.ams.usda.gov/sites/default/files/HempExecSumandLegalOpinion.pdf. Each of these businesses is producing revenue and each operation is profitable. With the LOIs in hand, we approached some professional finance guys to help us raise the money for the acquisition. There is no guarantee that we could raise the capital needed for this acquisition or that the sellers would wait for us to raise the capital.

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

The Company may use borrowing proceeds to finance acquisitions of new businesses or operations, make other investments, trade in stocks, futures and options, make payments to the officers and management, pay for capital improvements, repairs, refinance existing indebtedness, pay distributions or provide working capital. The form of our indebtedness may be long-term or short-term debt or in the form of a revolving credit facility.

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

Our primary lines of insurance coverage are property, general liability and workers’ compensation. We believe that our insurance coverages adequately insure our businesses against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

Trademarks

We do not own any trademark or patents As of December 31, 2023 and 2022.

Employees

As of December 31, 2023, the Company’s employees comprised six (6) employees who managed the affairs of the parent corporation and the operations of the subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests.

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

Our financial statements appearing elsewhere in this Filing have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to raise additional capital as required. The Company has Accumulated Deficit of $5,409,541 and $5,409,541 as at the end of the year December 31, 2023 and 2022 respectively.

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

As of December 31, 2023, there were no unresolved SEC comments issued to the Company.

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

As of December 31, 2023, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock, with $0.00001 par value per share and 1,000,000 preferred shares, with $0.00001 par value. As of December 31, 2023, there were 100,000 shares of preferred stock and 22,324,706 shares of common stock issued and outstanding held by 53 stockholders of record.

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

Fiscal Year Ended on December 31, 2023	High Bid	Low Bid
1 st Quarter	0.0160	0.0160
2 nd Quarter	0.0160	0.0160
3 rd Quarter	0.0160	0.0160
4 th Quarter	0.0160	0.0160

Fiscal Year Ended on December 31, 2023	High Bid	Low Bid
1 st Quarter	0.0004	0.0004
2 nd Quarter	0.0004	0.0004
3 rd Quarter	0.0004	0.0004
4 th Quarter	0.0004	0.0004

Fiscal Year Ended on December 31, 2021	High Bid	Low Bid
1 st Quarter	0.3000	0.0001
2 nd Quarter	0.0020	0.0010
3 rd Quarter	0.0020	0.0020
4 th Quarter	0.0050	0.0013

As of December 31, 2023, the Company had approximately 53 shareholders of record. The Company has never paid any dividends on its common stock and does not have any plans to pay any dividends in the foreseeable future.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2023 and 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5.	Operating expenses during the twelve months would be as follows:

a.	For the six months through September 30, 2024, we anticipate to incur general and other operating expenses of $388,000.

b.	For the six months through March 31, 2025 we anticipate to incur additional general and other operating expenses of $388,000.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had limited/insignificant cash flows from operations for the twelve months ended December 31, 2023 and 2022. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its Common Stock.

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

Entrepreneurship Development Initiative Revenue:

Alpharidge Capital LLC, an operating subsidiary of the Company operates an Entrepreneurship Development Initiative through which it acquires abandoned shell companies that are listed on the OTC expert market with the goal of cleaning them up and deploying them into the capital markets for possible merger/acquisition to small businesses that are looking for vehicles to help boost their businesses and create jobs for their family and friends. Alpharidge’s process flows as follows: (1) The acquisition of control of abandoned shell/pubco through cash-purchase of custodianship process. All shells/pubcos acquired are held in the name of Alpharidge or one of its affiliates; (2) Alpharidge cleanse and revives the shell/pubcos; (3) Alpharidge issues control-block-shares of the pubco to CED Capital an affiliate company, to hold in trust for Alpharidge. (4) CED sells the control-block-shares of the pubco to buyers in exchange for cash or notes. The cash component goes to Alpharidge immediately, while the note is simultaneously assigned to Alpharidge; and (5) Alpharidge releases control of the pubco to the new buyer and recognize the revenue from the sale done on its behalf by CED Capital. As at December 31, 2023 the Company recognized $1,513,535 in Entrepreneurship Development Initiative Revenue consisting of $1,416,785 from shell/pubco sales and $96,750 from accrued interest.

Accounting for the initial acquisition of the shells through custodianship processes or b direct acquisition from other owners, Alpharidge capitalizes all identifiable funds advanced to each shell to pay for its nominal activities including monthly Transfer Agent’s fees, annual state charter dues, OTCIQ access fees, legal, accounting, reporting and publication cost. Each cost is accumulated under the related asset as long-term receivable from that entity. It is classified as long-term receivable because it is only paid off when the shell is sold to prospective entrepreneurs. Upon sale, the sale price is recognized as EDI revenue while the accumulated receivable is expensed as EDI Cost of Sales.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2023 and December 31, 2022, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Results of Operations

Comparison of Fiscal Years 2023 and 2022

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Revenues — The Company recorded $664,613 in revenue for the fiscal year ended December 2023 as compared to $3,866,539 revenue for the fiscal year ended December 2022.

Operating Expenses — Our general and administrative expenses were $378,704 for the twelve months ended December 31, 2023, versus $1,734,148 for the same period in 2022.

Net Income — The Company recorded net income of $497,166 for the fiscal year ended December 2023 as compared to a net income of $767,976 for the fiscal year ended December 2022.

Accumulated Deficit – As at December 31, 2023, we have accumulated deficit of $4,146,051 compared to accumulated deficit of $4,643,217 as at December 31, 2022.

Liquidity and Capital Resources

Cash and Cash Equivalent – As at December 31, 2023, we had $7,004 cash on hand compared to $64,434 as at December 31, 2022.

Other Current Assets – Inventory and Receivables - As at December 31, 2023, we had $2,569 in account other current assets compared to $143,198 as at December 31, 2022.

Related parties liabilities - As at December 31, 2023, we had $326,584 balance from advances from related compared to $419,979 as at December 31, 2022.

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

Since 2019, all of our operations have been financed through advances from a company controlled by our president and CEO. As of December 31, 2023, the company controlled by our president and CEO has loaned $326,584 to us, pursuant to a Line of Credit Agreements to advance or loan any additional funds to us in the future. We have not yet achieved significant profitability. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve significant profitability. We may never achieve significant profitability. Future financing of our operation depends largely on our controlling shareholder, Mr. Igwealor, advancing most or all of our operating budget.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934.

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

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DEC. 31, 2023 and 2022

KID CASTLE EDUCATIONAL CORPORATION

FINANCIAL STATEMENTS

C O N T E N T S

43

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Kid Castle Educational Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kid Castle Educational Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 4,146,051 for the year ended December 31, 2023. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Related party transactions:

We identified the Company’s related party transactions as a critical audit matter because it is a significant amount totaling $3,887,193. As discussed in Note 3 & 14 to the financial statements, Kid Castle Educational Corporation (KDCE) has significant related party transactions affecting the assets and liabilities of the company.

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

Newhall, California

April 18, 2024

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$7,004	$64,434
Investments - trading securities	2,569	143,198
Total Current Assets	9,573	207,632

Accrued Interest Receivable	$182,125	$85,375
Investments - unrelated parties	30,000	30,000
Fixed assets - net	40,086	101,081
Notes Receivable Entrepreneurship Development	1,579,420	1,693,420
Long term Notes Receivable - related parties	1,817,676	747,000
Long term Investments - related parties	163,513	553,314
Total assets	3,822,393	3,417,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	3,200	2,400
Total Current Liabilities	$3,200	$2,400

Long-Term Liabilities:
Notes payable	$326,584	$419,979
Total Long-Term Liabilities	326,584	419,979
Total Liabilities	$329,784	$422,379

STOCKHOLDERS’ EQUITY
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding as at December 31, 2023 and 2022.	$10	$10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 22,324,706 issued and outstanding as at December 31, 2023 and 2022.	223	223
Additional paid in capital	7,638,427	7,638,427
Accumulated deficit	(4,146,051)	(4,643,217)
Total Stockholders’ Equity	$3,492,609	$2,995,443
Total Liabilities and Stockholders’ Equity	3,822,393	3,417,822

The accompanying notes are an integral part of these audited financial statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2023 and 2022

	December 31
	2023	2022
Revenue:
Entrepreneurship Development	$1,513,535	$4,850,408
Principal transactions - Net	(848,922)	(983,869)
Total Revenue	664,613	$3,866,539

Cost of goods sold:
Entrepreneurship Development	285,456	1,368,115
Total cost of goods sold	285,456	1,368,115
Gross profit	379,157	2,498,424

Operating expenses:
General and administrative	189,710	1,527,607
Professional fees	188,580	201,861
Advertising and promotions	414	4,451
Interest expense		229
Total operating expenses	378,704	1,734,148
Income (loss) from operations	453	764,276

Other Income
Dividends		1
Unrealized gain (loss)		3,699
Impairment Charges	496,713	-
Net Income	497,166	767,976
Earnings (loss) per Share: Basic and Diluted	$0.0223	$0.0344

Weighted Average Common Shares Outstanding: Basic and Diluted	22,324,706	22,324,706

The accompanying notes to audited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common stock issued issuance	20,000,000		200			200
Preferred stock conversion	900,000,000		9,000			9,000
Preferred shares issued		100,000	10			10
Acquisitions			303	180,746		181,049
Net (income) loss					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$11,210	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued		900,000	13	49,840		49,852
Net (income) loss					(82,980)	(82,980)
Balance, December 31, 2020	922,324,706	1,000,000	$11,222	$7,873,783	$(7,879,875)	$3,141
Common shares canceled	(900,000,000)	(100,000)	(10,999)			(9,001)
Acquisition & Dispositions				(235,356)	263,381	28,025
Net (income) loss					2,206,953	2,206,953
Balance, December 31, 2021	22,324,706	900,000	$223	$7,638,427	$(5,409,541)	$2,229,119
Dispositions Adjustment					(1,652)	(1,652)
Net income					767,976	767,976
Balance, December 31, 2022	22,324,706	900,000	$223	$7,638,427	$(4,643,217)	$2,995,443
Net income					497,166	497,166
Balance, December 31, 2023	22,324,706	900,000	$223	$7,638,427	$(4,146,051))	$3,492,609

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CASHFLOWS

Years Ended December 31, 2023 and 2022

	DECEMBER 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$497,166	$767,976
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	140,629	302,852
Accrued expenses	800	1,600
Acquisition and Disposition adjustments		(1,652)
Other Accrued Liabilities	(96,750)	(85,375)
Depreciation	60,996	62,353
Net cash provided by (used in) operating activities	602,841	1,047,754

Net Cash Flows from Investing Activities:
Investments - net	(22,256)	(53,184)
Long term Investments	389,801	1,316,434
Fixed Assets - other		(34,731)
Net cash provided by (used in) investing activities	367,545	1,228,519

Net Cash Flows from Financing Activities
Borrowing from brokerage loan - margin loan		(23,664)
Notes payable - related party	(93,395)	(4,718,786)
Notes payable - Entrepreneurship Development		(34,433)
Mortgage payable/receivable		2,609,002
Notes payable - unrelated party	(934,420)	(645,000)
Net cash provided by (used in) financing activities	(1,027,815)	(2,812,881)

Net increase (decrease) in cash:	(57,429)	(536,608)
Cash at the beginning of the period:	64,434	601,042
Cash at the end of the period:	$7,005	$64,434

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the year ended December 31, 2023, we reported revenue of $664,613 and an accumulated deficit of $4,146,051 as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the year ended December 31, 2023. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2023 and 2022 we did maintain $7,004 and $64,434 balance of cash equivalents respectively.

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

The table below describes the Company’s valuation of financial instruments using guidance from ASC 820-10:

Description	Level 1	Level 2	Level 3

Investments – trading securities – December 31, 2023	$2,569	$-	$-

Investments – trading securities – December 31, 2022	$143,198	$-	$-

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

A judgmental aspect of accounting for investments is evaluating whether a decline in the value of an investment has occurred. The evaluation of impairment is dependent on specific quantitative and qualitative factors and circumstances surrounding an investment, including recurring operating losses, credit defaults and subsequent rounds of financing. Most of the Company’s equity investments do not have readily determinable market values. All investments are reviewed for changes in circumstances or occurrence of events that suggest the Company’s investment may not be recoverable. An impairment loss, if any, is recognized in the period the determination is made. Following the collapse of the Silicon Valley Bank, due to semi-permanent impairment of securities in its investment portfolio, the Company reviewed its Investment portfolio and concluded that some of the Company’s investment may not be recoverable. Using a mark-to-market approach, the Company wrote down and reserved $1,316,237 of its Investment portfolio of its December 31, 2022 cost of $1,869,748, as impairment loss on it Investments portfolio. As at December 31, 2023, the company had liquidated some of these assets resulting in impairment revaluation of $496713. For the year ended December 31, 2023, the Company carried on its balance sheet, Investments in the total amount of $1,410,478, which was written down to its fair market value of $163,513.

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

During the year ended December 31, 2023, the Company recorded several significant transactions including loans from our officers, directors, and entities under the control or influence of our officers and directors.

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

The Company does not have operating and financing leases As of December 31, 2023. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. As of December 31, 2023, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

Entrepreneurship Development Initiative Revenue:

Alpharidge Capital LLC, an operating subsidiary of the Company operates an Entrepreneurship Development Initiative through which it acquires abandoned shell companies that are listed on the OTC expert market with the goal of cleaning them up and deploying them into the capital markets for possible merger/acquisition to small businesses that are looking for vehicles to help boost their businesses and create jobs for their family and friends. Alpharidge’s process flows as follows: (1) The acquisition of control of abandoned shell/pubco through cash-purchase of custodianship process. All shells/pubcos acquired are held in the name of Alpharidge or one of its affiliates; (2) Alpharidge cleanse and revives the shell/pubcos; (3) Alpharidge issues control-block-shares of the pubco to CED Capital an affiliate company, to hold in trust for Alpharidge. (4) CED sells the control-block-shares of the pubco to buyers in exchange for cash or notes. The cash component goes to Alpharidge immediately, while the note is simultaneously assigned to Alpharidge; and (5) Alpharidge releases control of the pubco to the new buyer and recognize the revenue from the sale done on its behalf by CED Capital. As at December 31, 2023 the Company recognized $1,513,535 in Entrepreneurship Development Initiative Revenue consisting of $1,416,785 from shell/pubco sales and $96,750 from accrued interest.

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company did recognized revenue of $96,750 in net interest income. Compared to $195,376 of interest income recorded during the fiscal year ended December 31, 2022.

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

During the year ended December 31, 2023, the Company did recognized net revenue $(848,922) from principal transaction. Compared to December 31, 2022 principal transaction revenue of $(983,869).

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed. During the year ended December 31, 2023, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of December 31, 2023, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As of December 31, 2023, we recognized all EDI sales completed in 2023 because we satisfied the performance obligation by transferring control of the pubco to the customer and made adequate provision for the collectability of the convertible notes.

Entrepreneurship Development revenues: Revenues and cost of revenues from pubco-control sales are recognized at the time each pubco-control is delivered and title and possession are transferred to the buyer. For the majority of our pubco-control closings, our performance obligation to deliver a control of the pubco is satisfied in less than one month from the date a binding sale agreement is signed. In certain circumstances where we have not completed the cleaning process to rid the pubco of legacy liabilities, we are not able to complete the sale under one month, and the sale may drag for up to 24 months to allow buyer and seller sufficient time to diligently complete the cleanup work. To the extent these separate performance obligations are not complete upon the home closing, we defer a portion of the pubco-control sales revenues related to these obligations and subsequently recognize the revenue upon completion of such obligations. As of December 31, 2023, the pubco-control sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consist of deposits received from customers for sold but undelivered pubco-control.

To account for the initial acquisition of the shells through custodianship processes or direct acquisition from other owners, Alpharidge capitalizes all identifiable funds advanced to each shell to pay for its nominal activities including monthly Transfer Agent’s fees, annual state charter dues, OTCIQ access fees, legal, accounting, reporting and publication cost. Each cost is accumulated under the related asset as long-term receivable from that entity. It is classified as long-term receivable because it is only paid off when the shell is sold to prospective entrepreneurs. Upon sale, the sale price is recognized as EDI revenue while the accumulated costs/receivable is expensed as EDI Cost of Sales.

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

During the year ended December 31, 2023, the Company did recognized revenue of $1,416,785 from the Entrepreneurship Development Initiative. The Company did not have any unsatisfied performance obligations that is related to this revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. During the year ended December 31, 2023, the Company did recognized advertising costs of $414 compared to $4,451 it spent in year ended December 31, 2022.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings As of December 31, 2023 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. As at December 31, 2023, the Company has spent a total of $0 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations As at December 31, 2023.

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

Net trading revenue consisted of the following:

January 1, 2023 to December 31, 2023	Total
Principal Transactions - sales of securities	$929,199
Cost of sales - Principal Transactions	1,778,120
Net income from trading securities	$(848,922)

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

Line of credit from related party consisted of the following:

	December 31, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	326,584	419,979
Total Line of credit - related party	326,584	419,979
Less: current portion
Total Long-term Line of credit - related party	$326,584	$419,979

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has unused line of credit of $326,584 As of December 31, 2023.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2023 to December 31, 2023, as there are no potential shares outstanding that would have a dilutive effect.

	Year ended December 31, 2023	Year ended December 31, 2022
Net income	$497,166	$767,975
Dividends		1
Adjusted Net income attribution to stockholders	$497,166	$767,976
Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706	22,324,706
Net income per share
Basic and Diluted	$0.0223	$0.0344

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets As of December 31, 2023 and December 31, 2022 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements As of December 31, 2023 and December 31, 2022 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2023 and December 31, 2022:

	Percent	31-Dec-23	31-Dec-22

Federal statutory rates	21%	$(870,671)	$(975,076)
State income taxes	5%	(207,303)	(232,161)
Permanent differences	-0.5%	20,730	23,216
Valuation allowance against net deferred tax assets	-25.5%	1,057,243	1,184,020
Effective rate	0%	$-	$-

at December 31, 2023 and December 31, 2022, the significant components of the deferred tax assets are summarized below:

	31-Dec-23	31-Dec-22
Deferred income tax asset
Net operation loss carryforwards	(4,146,051)	(4,643,217)
Total deferred income tax asset	1,077,973	1,207,236
Less: valuation allowance	(1,077,973)	(1,207,236)
Total deferred income tax asset	$-	$-

The Company has recorded As of December 31, 2023 and December 31, 2022, a valuation allowance of $1,077,973 and $1,207,236 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $1,077,973 as at December 31, 2023 decreased by $126,077 compared to December 31, 2022 of $1,207,236, as a result of the Company generating additional net operating income of $497,166 .

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions As of December 31, 2023 and December 31, 2022.

The Company has net operating loss carry-forwards of approximately $4,146,051. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of December 31, 2023, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of December 31, 2023, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is controlled by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $326,584 from the line of credit As of December 31, 2023.

The Company had the following related party investment transactions:

●	Long term Investment – related parties: At numerous times during the year 2021, the Company acquired long-term equity positions in various company for which its subsidiary, Alpharidge Capital, LLC also acts or acted as court-appointed custodian. These equity consists of free-trading shares, and were capitalized at cost plus transaction cost, finance fees and other acquisition costs. As at December 31, 2023, the Company has $1,869,748 as Long term Investments - related parties. However, following the spectacular collapse of Silicon Valley Bank due to inflated valuation of assets on its book which had obviously decline in value beyond recoverability, the Company made a business judgment call to mark those securities to the fair market value As at December 31, 2023. The mark-to-market excise resulted in impairment charge of $1,316,434, which the Company acknowledged immediately because management believes that the value of those held to maturity securities have been impaired beyond recoverabiity. As at December 31, 2023, the company had liquidated some of these assets resulting in impairment revaluation of $496713. For the year ended December 31, 2023, the Company carried on its balance sheet, Investments in the total amount of $1,410,478, which was written down to its fair market value of $163,513.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2023 and 2022 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 shares of preferred stock were issued and outstanding As at December 31, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 As at December 31, 2023 and December 31, 2022.

Year ended December 31, 2023

The Company has issued 22,324,706 shares of our common stock to more than 54 shareholders as at December 31, 2023 and 2022.

Warrants

No warrants were issued or outstanding As at December 31, 2023 and December 31, 2022 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2023 through April 15, 2024, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

During the audit of our financial statements for the year ended December 31, 2023, the auditors identified the following deficiency in KDCE’s internal control to be a material weakness:

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

Based on its assessment, management concluded that As of December 31, 2023 our disclosure controls and procedures were ineffective due to inadequate capital to staff-up our accounting department, which is currently manned by two personnel. We plan to take measures to improve our disclosure controls and procedures, including instituting a new Enterprise Resource Planning (“ERP”) system and engaging an outside accounting firm to advise the Company with respect to setting up internal auditing and other controls and procedures. The ERP system, when fully operational, will enable the centralization of all information required to be disclosed pursuant to the Exchange Act to be digitally recorded, processed, summarized and reported in a timely and secured manner.

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

Pending the implementation of the ERP system, we shall implement additional controls to ensure that our internal controls over financial reporting are effective. These controls include:

●	All departments requesting funds must obtain written approval from the Chief Executive Officer or the Chairman of the Board before the accounting department may commence processing payments;

●	All fund transfer applications must be approved by the applicable department supervisor before the application may be processed. No one can authorize their own application. This is applicable to all staff including staff at the managerial level;

●	All fund transfer applications must be accompanied by supporting documentation, such as a copy of the relevant contract copy of the relevant invoice or stock pre-payment statement;

●	Stock purchases require the approval of the supervisor or manager of the relevant department, the approval of the accounts department, and a stock receipt and suppliers’ certification. Finally the application must be approved by the Chairman of the Board before funds may be released; and

●	All pre-payments must be tracked by the fund applicant and the payments must be cleared within the month of payment or in accordance with the date stipulated in the relevant contract.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age*	Position within the Company	Term
Mr. Frank I Igwealor	52	Chairman, Director and Chief Executive and Financial Officer	October 2019 to present
Mr. Patience Ogbozor	38	Director	October 2019 to present

*Age As at December 31, 2023.

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

Background and Business Experience

The business experience during the past five years of the persons listed above as an Officer or Director of the Company either presently or during the year ended December 31, 2023 is as follows:

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

During the past five years, Mr. Igwealor held the following directorships:

1.	Poverty Solutions, Inc. – March 2008 to Present.

2.	Los Angeles Community Capital – April 2012 to Present.

3.	American Community Capital, LP. – August 2013 to Present.

4.	Goldstein Franklin, Inc. – April 2012 to Present.

5.	Kid Castle Educational Corporation since October 2019

6.	GiveMePower Corporation since December 2019

7.	Video River Network, Inc. since December 2019

Mr Igwealor also exercises control over many other companies classified as (held-for-sale) inventory on the balance sheet of the company. These companies include:

Mr. Igwealor’s professional education includes (1) BA in Accounting & (2) BA in Economics from Union Institute & University; (3) MBA finance from California State University, Dominguez Hills; (4) Masters in Risk Management at New York University (in progress); and (5) Juris Doctor from Southwestern School of Law. The company believes that someone with finance and accounting expertise as Mr. Igwealor would be invaluable to the company’s need of identifying the right acquisition candidates as well as performing due diligence on those targets.

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

As at December 31, 2023, only Mr. Igwealor has received compensation in form of a hire-on bonus of 10 million shares of our common stock. The Hire-on-Bonus paid to Mr. Igwealor upon his acceptance of the CEO position of the Company in October 2019.

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

Apart from the Hire-on bonus paid to Mr. Igwealor, we have not paid out any basic salaries of performance bonuses to any of our officers, employees or directors in 2023 and 2022.

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

Annual Discretionary Bonuses

In future years we shall pay variable incentive compensation to our executives, however, due to our overall performance in 2023 and 2022, our executive officers were not awarded bonuses.

Summary Compensation Table

The following table sets forth information about the compensation paid or accrued by our chief executive officer, chief financial officer, and one other most highly compensated executive officer (our “named officers”) for the last three completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mr. Frank I Igwealor, Chair, CEO, CFO	2023	—	—	—		—	—	—	—		—
	2022	—	—	—	(i)	—	—	—	—	(ii)	—
	2021	—	—	—		—	—	—	—		—
	2020	—	—	100		—	—	—	100		100
	2019	—	—	—		—	—	—	—		—

Notes:

(i)	A hire-on bonus of 10,000,000 shares issued to Mr. Igwealor.

(ii)	The fair market value of the stock awarded to Mr. Igwealor was uncertain because the stock is currently trading on the pink sheet and is illiquid. However, for accounting purposes, the Company used the par value of $0.00001 to calculate recognition of employment expenses in the amount of $100 for the award.

Stock Option Grants in the Last Fiscal Year; Exercises of Stock Options

There were no grants of stock options during the fiscal year ended December 31, 2023. The Company has never granted any stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

			Amount and Nature
			of Beneficial	Percent of
Title of Class		Name of Beneficial Owner	Ownership	Class (1)

Preferred stock	(a)	Video River Networks, Inc. (7)(5)(6)	100,000	100.00%
Common stock	(b)	Frank I Igwealor	10,000,000	47.79%
Common stock	(b)	Poverty Solutions, Inc.	10,000,000	47.79%
Common stock	(b)	Patience C Ogbozor	0
Common stock	(c)	Directors and officers as a group	20,000,000	89.59%

NOTES:

(1)	Mr. Igwealor represents the interest of Poverty Solutions Inc regarding its ownership of KDCE common stock.

(2)	The address is 370 Amapola Ave., Suite 200A, Torrance, CA 90501.

(3)	Preferred shares control 60% of the voting rights of the company

(4)	On September 15, 2020, the company sold 900,000 shares of its preferred stocks to Video River Networks.

(5)	Mr. Igwealor is the CEO of Video River Networks and represents its interest on Kid Castle’s board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is controlled by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $326,584 from the line of credit As of December 31, 2023.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month

LINE OF CREDIT – RELATED PARTY

Line of credit from related party consisted of the following:

	December 31, 2023	December 31, 2022
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	326,584	419,979
Total Line of credit - related party	326,584	419,979
Less: current portion
Total Long-term Line of credit - related party	$326,584	$419,979

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has used $326,584 of credit of $419,979 as of December 31, 2023.

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

Director Independence

None of our directors qualifies as independent director as defined under the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Audit fees	$20,000	$20,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$20,000	$20,000

Audit-Related Fees

$20,000 in Audit-related fees were incurred in both Years 2023 and 2022 respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2023 and 2022 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2023 and 2022 for products and services provided by our principal independent accountants was $0.

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

Date: April 18, 2024	KID CASTLE EDUCATIONAL CORPORATION

	By:	/s/ Frank I Igwealor
	Name:	Frank I Igwealor
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank I Igwealor	Chief Executive Officer, Chief Financial Officer,	Date: April 18, 2024
Frank I Igwealor	President, Director
(Principal Executive Officer) (Principal Financial Officer)

