Form 10-Q
period 2024-03-31
KID CASTLE EDUCATIONAL CORP
filed 2024-05-20
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 000-56174

KID CASTLE EDUCATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2549529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

370 Amapola Ave., Suite 200A, Torrance California	90501
(Address of principal executive offices)	(Zip Code)

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of March 31, 2024, there were 22,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$-	$7,004
Investments - trading securities	-	2,569
Trade Receivable	1,562,067	-
Total Current Assets	1,562,067	9,573

Accrued Interest Receivable	$-	$182,125
Investments - unrelated parties	-	30,000
Fixed assets - net	-	40,086
Notes Receivable Entrepreneurship Development	-	1,579,420
Long term Notes Receivable - related parties	-	1,817,676
Long term Investments - related parties	-	163,513
Total assets	1,562,067	3,822,393

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	-	3,200
Total Current Liabilities	$-	$3,200

Long-Term Liabilities:
Notes payable	$15,151	$326,584

Total Long-Term Liabilities	15,151	326,584
Total Liabilities	$15,151	$329,784

STOCKHOLDERS’ EQUITY
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding as at March 31, 2024 and December 31, 2023.	$10	$10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 22,324,706 issued and outstanding as at March 31, 2024 and December 31, 2023.	223	223
Additional paid in capital	7,638,427	7,638,427
Accumulated deficit	(6,091,744)	(4,146,051)

Total Stockholders’ Equity	$1,546,916	$3,492,609
Total Liabilities and Stockholders’ Equity	1,562,067	3,822,393

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Period Ended March 31, 2024 and 2023

	March 31
	2024	2023
Revenue:
Entrepreneurship Development	$-	$492,562
Principal transactions - Net	-	(111,630)
Total Revenue	-	380,932

Cost of goods sold:
Entrepreneurship Development	-	60,100
Total cost of goods sold	-	60,100
Gross profit	-	320,832

Operating expenses:
General and administrative	3,901	25,374
Professional fees	11,250	12,813
Advertising and promotions	-	114
Interest expense	-	335
Total operating expenses	15,151	38,636
Income (loss) from operations	(15,151)	282,196

Other Income
Disposition of a business unit	1,562,067	-
Unrealized gain (loss)	-	-
Net Income	1,546,916	282,196

Earnings (loss) per Share: Basic and Diluted	$0.0693	$0.0126

Weighted Average Common Shares Outstanding: Basic and Diluted	22,324,706	22,324,706

The accompanying notes to audited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Additional
	Common	Preferred		Paid-In	Accumulated
	Shares	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	25,000,000	0	$8,592,138	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	-	(8,590,445)	7,386,026	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	0	$1,683	$7,645,367	$(7,651,368)	$(4,308)
Common Stock issuance	20,000,000		200			200
Preferred stock conversion	900,000,000		9,000			9,000
Preferred shares issued		100,000	10			10
Acquisition of business			303	180,746		181,049
Net (income) loss					(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	100,000	$11,210	$7,826,113	$(7,801,051)	$36,269
Preferred shares issued		900,000	13	49,840		49,852

Net (income) loss					(82,980)	(82,980)
Balance, December 31, 2020	922,324,706	1,000,000	$11,222	$7,873,783	$(7,879,875)	$3,141
Common shares canceled	(900,000,000)	(900,000)	(10,999)			(9,001)
Acquisition & Dispositions				(235,356)	263,381	28,025
Net income					2,206,953	2,206,953
Balance, December 31, 2021	22,324,706	100,000	$233	$7,638,427	$(5,409,541)	$2,229,119
Business disposition					(1,652)	(1,652)
Net income					767,976	767,976
Balance, December 31, 2022	22,324,706	100,000	$233	$7,638,427	$(4,643,217)	$2,995,443
Net income					1,546,916	1,546,916
Balance, December 31, 2023	22,324,706	100,000	$233	$7,638,427	$(4,146,051)	$3,492,609
Business disposition					(3,492,609)	(3,492,609)
Net income					1,546,916	1,546,916
Balance, March 31, 2024	22,324,706	100,000	$233	$7,638,427	$(6,091,744)	$1,546,916

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CASHFLOWS

Period Ended March 31, 2024 and 2023

	MARCH 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$1,546,916	$282,196
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Inventory Asset:Trading Securities	-	49,849
Trade Receivable, others	(1,562,067)
Other Accrued Liabilities	-	(17,563)
Depreciation	-	13,482
Net cash provided by (used in) operating activities	(15,151)	327,964

Net Cash Flows from Investing Activities:
Long term Investments	-	99,989
Net cash provided by (used in) investing activities	-	99,989

Net Cash Flows from Financing Activities
Notes payable - related party	-	47,624
Notes payable - Entrepreneurship Development		(44,953)
Notes payable - Long Term	15,151	(476,000)
Net cash provided by (used in) financing activities	15,151	(473,329)

Net increase (decrease) in cash:	(0)	(45,376)
Cash at the beginning of the period:	-	64,434
Cash at the end of the period:	$(0)	$19,058

Supplemental disclosures of cash flow information Cash paid during the period for:
Cash paid for interest	$-	$336
Cash paid for tax	$-	$-

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

On January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

The consolidated financial statements of the Company therefore does not include the operating results of Alpharidge Capital LLC. (“Alpharidge”), which has been the main operating subsidiary of the company in previous reporting periods. The company will continue to make acquisitions and intends to consolidate others subsidiaries in which Kid Castle has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”), after elimination of intercompany transactions and accounts.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended March 31, 2024, we reported revenue of $0 from operations and $1,562,067 gross income from the sale of an operating subsidiary, and an accumulated deficit of $6,091,744 as of March 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended March 31, 2024. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. as of March 31, 2024 and December 31, 2023 we did maintain $0 and $7,004 balance of cash equivalents respectively.

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

During the period ended March 31, 2024, the Company recorded significant transactions including loans from our officers, directors, and entities under the control or influence of our officers and directors.

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

The Company does not have operating and financing leases as of March 31, 2024. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. as of March 31, 2024, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

Entrepreneurship Development Initiative Revenue:

Alpharidge Capital LLC, an operating subsidiary of the Company operates an Entrepreneurship Development Initiative through which it acquires abandoned shell companies that are listed on the OTC expert market with the goal of cleaning them up and deploying them into the capital markets for possible merger/acquisition to small businesses that are looking for vehicles to help boost their businesses and create jobs for their family and friends. Alpharidge’s process flows as follows: (1) The acquisition of control of abandoned shell/pubco through cash-purchase of custodianship process. All shells/pubcos acquired are held in the name of Alpharidge or one of its affiliates; (2) Alpharidge cleanse and revives the shell/pubcos; (3) Alpharidge issues control-block-shares of the pubco to CED Capital an affiliate company, to hold in trust for Alpharidge. (4) CED sells the control-block-shares of the pubco to buyers in exchange for cash or notes. The cash component goes to Alpharidge immediately, while the note is simultaneously assigned to Alpharidge; and (5) Alpharidge releases control of the pubco to the new buyer and recognize the revenue from the sale done on its behalf by CED Capital. On January 12, 2024, the Company sold Alpharidge Capital LLC., and with it, the company’s Entrepreneurship Development Initiative, to American Community Capital LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

Revenue Recognition – Sale of homes/properties,

This business segment produced zero revenue during the period ended March 31, 2024.

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

During the period ended March 31, 2024, the Company did not record any interest revenue.

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

During the period ended March 31, 2024, the Company did not record any revenue from principal transaction.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed. During the period ended March 31, 2024, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of March 31, 2024, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As at March 31, 2024, we recorded $0 in EDI sales completed in during the period because we had no transaction that satisfied the performance obligation by transferring control of the pubco to the customer and made adequate provision for the collectability of the convertible notes.

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

As of March 31, 2024, the pubco-control sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consist of deposits received from customers for sold but undelivered pubco-control.

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

During the period ended March 31, 2024, the Company did record $0 revenue from the Entrepreneurship Development Initiative.

Advertising Costs:

We expense advertising costs when advertisements occur. During the period ended March 31, 2024, the Company did recorded advertising costs of $0.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of March 31, 2024 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. as at March 31, 2024, the Company has spent a total of $0 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at March 31, 2024.

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

Line of credit from related party consisted of the following:

	March 31, 2024	December 31, 2023
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$15,151	$326,584
Total Line of credit - related party	15,151	326,584
Less: current portion
Total Long-term Line of credit - related party	$15,151	$326,584

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has used balance of $15,151 as of March 31, 2024.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2024 to March 31, 2024, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended March 31, 2024	Period ended March 31, 2023
Net income	$1,546,916	$282,196
Dividends
Adjusted Net income attribution to stockholders	$1,546,916	$282,196
Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706	22,324,706
Net income per share
Basic and Diluted	$0.0693	$0.0126

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of March 31, 2024 and December 31, 2023 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of March 31, 2024 and December 31, 2023 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended December 31, 2023 and December 31, 2023:

	Percent	31-Mar-24	31-Dec-23
Federal statutory rates	21%	$(870,671)	$(870,671)
State income taxes	5%	(207,303)	(207,303)
Permanent differences	-0.5%	20,730	20,730
Valuation allowance against net deferred tax assets	-25.5%	1,057,243	1,057,243
Effective rate	0%	$-	$-

As at March 31, 2024 and December 31, 2023, the significant components of the deferred tax assets are summarized below:

	31-Mar-24	31-Dec-23
Deferred income tax asset
Net operation loss carryforwards	(6,091,744)	(4,146,051)
Total deferred income tax asset	1,583,853	1,077,973
Less: valuation allowance	(1,583,853)	(1,077,973)
Total deferred income tax asset	$-	$-

The Company has recorded as of March 31, 2024 and December 31, 2023, a valuation allowance of $1,583,853 and $1,077,973 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $1,583,853 as at March 31, 2024, compared to December 31, 2023 of $1,077,973, as a result of the Company generating additional net operating income of $1,546,916. Because of adjustments related to the disposition of an operating unit.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of March 31, 2024 and December 31, 2023.

The Company has net operating loss carry-forwards of approximately $6,091,744. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of March 31, 2024, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of March 31, 2024, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is controlled by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $15,151 from the line of credit as of March 31, 2024.

The Company had the following related party investment transactions:

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 370 Amapola Ave., Suite 200A, Torrance, California 90501. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $650 and $850 per month

NOTE 15. MERGERS, ACQUISITIONS AND DISPOSITIONS

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

On January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2024 and December 31, 2023 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 shares of preferred stock were issued and outstanding as at March 31, 2024 and December 31, 2023.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 as at March 31, 2024 and December 31, 2023.

period ended March 31, 2024

The Company has issued 22,324,706 shares of our common stock to more than 54 shareholders as at March 31, 2024 and December 31, 2023.

Warrants

No warrants were issued or outstanding as at March 31, 2024 and December 31, 2023 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2024 through May 14, 2024, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2024 and 2023 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

On January 12, 2024, due to the company’s need to simplify its balance sheet in order to approach the regulators to remove the Caveat Emptor tag from the company’s OTC Market profile, the company sold Alpharidge Capital LLC, its main operating subsidiary to American Community Capital, LP., a California limited partnership controlled by our President and CEO Mr. Frank I Igwealor, in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6510, beginning on July 1, 2024. As at the time of confirmation of the transaction, the combined average market capitalization of NIHK and KDCE was $1,086,677 ($729,482 for NIHK, and $357,195 for KDCE), showing the FAIR MARKET value of the two parents of Alpharidge to have a combined market value of $1,086,677.

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

b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5. Operating expenses during the twelve months would be as follows:

a.	For the six months through November 30, 2024, we anticipate to incur general and other operating expenses of $388,000.

b.	For the six months through May 30, 2025 we anticipate to incur additional general and other operating expenses of $378,000.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of March 31, 2024, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three months ended March 31, 2024, as Compared to Three Months Ended March 31, 2023

Revenues — The Company recorded $0 in revenue for the three months ended March 31, 2024 as compared to $380,932 for the same period of March 31, 2023.

Operating Expenses — Total operating expenses for the three months ended March 31, 2024 was $15,151 as compared to $38,636 in the same period in, 2023, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended March 31, 2024.

Net Income — Net income for three months ended March 31, 2024 was $1,546,916 as compared to Net Income of $282,196 for the three months ended March 31, 2023. The increase in Net Income was singularly related to the disposition of an operating subsidiary in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510, beginning on July 1, 2024.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended March 31, 2024 was $1,562,067, as compared to Unrealized gain of $0, for the three months ended March 31, 2022, which was a result of the disposition of an operating subsidiary in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2024, the Company had a working capital of $78,120, consisting of twelve months of due from its Trade Receivable of monthly $6,510, and $0 in short-term liabilities.

For the three months period ended March 31, 2024, the Company used $15,151 on operating activities, generated cash of $0 from investing activities, and generated cash of $15,151 from financing activities, resulting in an decrease in total cash of $0 and a cash balance of $0 for the period. For the three months period ended March 31, 2023, the Company generated $327,964 from operating activities, generated cash of $99,989 from investing activities, and used cash of $473,329 on financing activities, resulting in an decrease in total cash of $45,376 and a cash balance of $19,058 for the period.

As of March 31, 2024, total stockholders’ equity decreased to $1,546,916 from $3,492,609 as of December 31, 2023, accounting for the $1,945,693 operating unit disposition write-off related to the disposition of an operating subsidiary in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510.

As of March 31, 2024, the Company had a cash balance of $0 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. However, our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of March 31, 2024. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2024:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 14, 2024, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2024, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2024, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

KID CASTLE EDUCATIONAL CORPORATION

Date: May 20, 2024	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

