Form 10-Q
period 2024-06-30
KID CASTLE EDUCATIONAL CORP
filed 2024-08-14
CIK 1049011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2024, there were 22,324,706 shares of the registrant’s common stock, $0.00001 par value per share, issued and outstanding.

KID CASTLE EDUCATIONAL CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$7,004
Investments - trading securities	-	2,569
Trade Receivable	1,562,067	-
Total Current Assets	1,562,067	9,573

Accrued Interest Receivable	$-	$182,125
Investments - unrelated parties	-	30,000
Fixed assets - net	-	40,086
Notes Receivable Entrepreneurship Development	-	1,579,420
Long term Notes Receivable - related parties	-	1,817,676
Long term Investments - related parties	-	163,513
Total assets	1,562,067	3,822,393

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	-	3,200
Total Current Liabilities	$-	$3,200

Long-Term Liabilities:
Notes payable	$40,729	$326,584

Total Long-Term Liabilities	40,729	326,584
Total Liabilities	$40,729	$329,784

STOCKHOLDERS’ EQUITY
Preferred stock, $.00001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding as at June 30, 2024 and December 31, 2023.	$10	$10
Common Stock, $0.00001 par value, 1,000,000,000 shares authorized, 22,324,706 issued and outstanding as at June 30, 2024 and December 31, 2023.	223	223
Additional paid in capital	7,638,427	7,638,427
Accumulated deficit	(6,117,321)	(4,146,051)

Total Stockholders’ Equity	$1,521,339	$3,492,609
Total Liabilities and Stockholders’ Equity	1,562,067	3,822,393

The accompanying notes to unaudited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Period Ended June 30, 2024 and 2023

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenue:
EDI Interest Income	$-	$15,979	$-	$33,542
Entrepreneurship Development Initiative	-	950,000	-	1,425,000
Principal transactions - Net	-	(192,541)	-	(304,172)

Total Revenue	$-	$773,438	$-	$1,154,370

Cost of goods sold:
Entrepreneurship Development	-	198,572	-	258,671
Total cost of goods sold	$-	$198,572	$-	$258,671
Gross profit	$-	$574,866	$-	$895,699

Operating expenses:
General and administrative	$2,600	$39,490	$10,401	$62,456
Professional fees	7,827	70,065	30,327	82,878
Advertising and promotions	-	354	-	468
Business Licenses	-	2,250	-	4,993
Total operating expenses	10,427	112,159	40,728	150,795
Income (loss) from operations	(10,427)	462,707	(40,728)	744,904

Other Income
Disposition of a business unit	$-	$-	$1,562,067	$-
Unrealized gain (loss)	-	-	-	-
Net Income	$(10,427)	$462,707	$1,521,339	$744,904

Earnings (loss) per Share: Basic and Diluted	$(0.0005)	$0.0207	$0.0681	$0.0334

Weighted Average Common Shares Outstanding: Basic and Diluted	22,324,706	22,324,706	22,324,706	22,324,706

The accompanying notes to audited condensed consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

						Additional
	Common		Preferred			Paid-In	Accumulated
	Shares	Amount	Shares	Amount		Capital	Deficit	Total
Balance at December 31, 2008	25,000,000	$8,592,138	-		$-	$259,341	$(7,638,660)	$1,212,819
Reverse Split in 2009	(22,675,294)	(8,592,115)	-		-	7,387,696	(12,708)	(1,217,127)
Balance at December 31, 2018	2,324,706	$23	-	$		$7,647,037	$(7,651,368)	$(4,308)
Common Stock issuance	20,000,000	200			-			200
Preferred stock conversion	900,000,000	9,000			-			9,000
Preferred shares issued			100,000		10			10
Acquisition of business		0				180,746	303	181,049
Net (income) loss							(149,682)	(149,682)
Balance, December 31, 2019	922,324,706	$9,223	100,000		$10	$7,826,113	$(7,800,748)	$36,269
Preferred shares issued		-	900,000		90	49,762		49,852

Net (income) loss							(82,980)	(82,980)
Balance, December 31, 2020	922,324,706	$9,223	1,000,000		$100	$7,873,783	$(7,879,875)	$3,141
Common shares canceled	(900,000,000)	(9,000)	(900,000)		(90)			(9,090)
Acquisition & Dispositions						(235,356)	263,381	28,115
Net income						-	2,206,953	2,206,953
Balance, December 31, 2021	22,324,706	$223	100,000		$10	$7,638,427	$(5,409,541)	$2,229,119

Business disposition							(1,652)	(1,652)
Net income							767,976	767,976
Balance, December 31, 2022	22,324,706	$223	100,000		$10	$7,638,427	$(4,643,217)	$2,995,443
Net income							497,166	497,166
Balance, December 31, 2023	22,324,706	$223	100,000		$10	$7,638,427	$(4,146,051)	$3,492,609

Business disposition							(3,492,609)	(3,492,609)
Net income							1,521,339	1,521,339
Balance, June 30, 2024	22,324,706	$223	100,000		$10	$7,638,427	$(6,117,321)	$1,521,339

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

STATEMENTS OF CASHFLOWS

Period Ended June 30, 2024 and 2023

(Unaudited)

	JUNE 30,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$1,521,339	$744,904
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Inventory Asset:Trading Securities	-	88,490
Other Accrued Liabilities/Receivable	(1,562,067)	(33,542)
Depreciation	-	28,231
Net cash provided by (used in) operating activities	(40,728)	828,083

Net Cash Flows from Investing Activities:
Entrepreneurship Development	-	143,858
Crypto and Digital Assets	-	-
Long term Investments	-	321,046
Net cash provided by (used in) investing activities	-	464,904

Net Cash Flows from Financing Activities
Notes payable - related party	40,728	25,466
Notes payable - Entrepreneurship Development		(1,425,000)
Notes payable - Long Term	-	49,486
Net cash provided by (used in) financing activities	40,728	(1,350,048)

Net increase (decrease) in cash:	-	(57,061)
Cash at the beginning of the period:	-	64,434
Cash at the end of the period:	$-	$7,373

The accompanying notes are an integral part of these consolidated financial statements

KID CASTLE EDUCATIONAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS

Nature of Business

The Company and Nature of Business

Kid Castle Educational Corporation, a Delaware corporation, (“Kid Castle,” “the Company,” “We,” “KDCE,” “Us” or “Our’) operates and manages a portfolio of real estate properties, digital assets, and other in-demand properties. Kid Castle engages in rollup and consolidation of real estate, Biopharma and digital assets and operations.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the period ended June 30, 2024, we reported revenue of $0 from operations and $1,562,067 gross income from the sale of an operating subsidiary, and an accumulated deficit of $6,117,321 as of June 30, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Since April 2020, following the government lockdown order, we asked all employees to begin to work from their homes and we also reduced the number of hours available to each of our employees by approximately by approximately 75%. These actions taken in response to the economic impact of COVID-19 on our business resulted in a reduction of productivity for the period ended June 30, 2024. All cost related to these actions are included in general and administrative expenses, as these costs were determined to be direct and incremental.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. as of June 30, 2024 and December 31, 2023 we did maintain $0 and $7,004 balance of cash equivalents respectively.

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

During the period ended June 30, 2024, the Company recorded significant transactions including loans from our officers, directors, and entities under the control or influence of our officers and directors.

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

The Company does not have operating and financing leases as of June 30, 2024. The adoption of ASC 842 did not materially impact our results of operations, cash flows, or presentation thereof. The Company has reviewed the new standard and does not expect it to have a material impact to the statement of financial condition or its net capital.

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

The Company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling and administrative expense. as of June 30, 2024, the Company had no accrued interest or penalties on unrecognized tax benefits.

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

This business segment produced zero revenue during the period ended June 30, 2024.

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

During the period ended June 30, 2024, the Company did not record any interest revenue.

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

During the period ended June 30, 2024, the Company did not record any revenue from principal transaction.

Contract balances

Substantially all receivables from contracts with customers within the scope of Accounting Standards Codification (ASC) 606 Revenue From Contracts With Customers (ASC 606), are included in other assets on the condensed consolidated balance sheets.

Unsatisfied performance obligations

We do not have any unsatisfied performance obligations other than those that are subject to an elective practical expedient under ASC 606. The practical expedient applies to and is elected for contracts where we recognize revenue at the amount to which we have the right to invoice for services performed. During the period ended June 30, 2024, the Company did not have any unsatisfied performance obligations (other than those that are subject to an elective practical expedient under ASC 606).

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

As of June 30, 2024, our Entrepreneurship Development Revenue was derived from the sale of asset (control in pubco) to the buyer who assumes control of the pubco at the close of the sales transaction. A sale transaction could involve cash-only, cash and note, or note-only. For the contract that includes financing or convertible note, the seller evaluated the collectibility of the transaction price, and the probability that the seller will collect the consideration. Seller addressed the risk of collectability by using a convertible note with very favorable conversion.

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

Step 5: Recognize revenue. Revenue is recognized as the seller satisfies a performance obligation by transferring control of the promised good or service to the customer. As at June 30, 2024, we recorded $0 in EDI sales completed in during the period because we had no transaction that satisfied the performance obligation by transferring control of the pubco to the customer and made adequate provision for the collectability of the convertible notes.

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

As of June 30, 2024, the pubco-control sales revenues and related costs we deferred related to these obligations were immaterial. Our contract liabilities, consist of deposits received from customers for sold but undelivered pubco-control.

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

During the period ended June 30, 2024, the Company did record $0 revenue from the Entrepreneurship Development Initiative.

Advertising Costs:

We expense advertising costs when advertisements occur. During the period ended June 30, 2024, the Company did recorded advertising costs of $0.

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

NOTE 4. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings as of June 30, 2024 and to the best of our knowledge, no legal proceedings are pending or threatened.

The Company’s principal executive office is located at 370 Amapola Ave., Suite 200A, Torrance, CA 90501. The space is a shared office space, which at the current time is suitable for the conduct of our business. The Company has no real property and do not presently owned any interests in real estate. as at June 30, 2024, the Company has spent a total of $0 on rent which was paid to sublet office space for the company operations.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

Contractual Obligations

We were not subject to any contractual obligations as at June 30, 2024.

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

Line of credit from related party consisted of the following:

	June 30, 2024	December 31, 2023
May 20, 2020 (line of credit) Line of credit with maturity date of May 4, 2025 with 0% interest per annum with unpaid principal balance and accrued interest payable on the maturity date.	$40,729	$326,584
Total Line of credit - related party	40,729	326,584
Less: current portion
Total Long-term Line of credit - related party	$40,729	$326,584

Los Angeles Community Capital - $1,500,000 line of credit

On May 5, 2020, the Company amended its line of credit agreement to increase it to the amount of $1,500,000 with maturity date of May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has used balance of $40,729 as of June 30, 2024.

NOTE 8. EARNINGS (LOSS) PER SHARE

Net Loss per Share Calculation:

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Dilutive earnings per share include the effect of any potentially dilutive debt or equity under the treasury stock method, if including such instruments is dilutive, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company’s diluted earnings (loss) per share is the same as the basic earnings/loss per share for the period January 1, 2024 to June 30, 2024, as there are no potential shares outstanding that would have a dilutive effect.

	Period ended June 30, 2024	Period ended June 30, 2023
Net income	$1,521,339	$744,904
Dividends
Adjusted Net income attribution to stockholders	$1,521,339	$744,904
Weighted-average shares of common stock outstanding
Basic and Diluted	22,324,706	22,324,706
Net income per share
Basic and Diluted	$0.0681	$0.0334

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of June 30, 2024 and December 31, 2023 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of June 30, 2024 and December 31, 2023 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

A reconciliation of the differences between the effective and statutory income tax rates for the period ended June 30, 2024 and December 31, 2023:

	Percent	30-Jun-24	31-Dec-23
Federal statutory rates	21%	$(1,284,638)	$(870,671)
State income taxes	5%	(305,866)	(207,303)
Permanent differences	-0.5%	30,587	20,730
Valuation allowance against net deferred tax assets	-25.5%	1,559,917	1,057,243
Effective rate	0%	$-	$-

As at June 30, 2024 and December 31, 2023, the significant components of the deferred tax assets are summarized below:

	30-Jun-24	31-Dec-23
Deferred income tax asset
Net operation loss carryforwards	(6,117,322)	(4,146,051)
Total deferred income tax asset	1,590,504	1,077,973
Less: valuation allowance	(1,590,504)	(1,077,973)
Total deferred income tax asset	$-	$-

The Company has recorded as of June 30, 2024 and December 31, 2023, a valuation allowance of $1,590,504 and $1,077,973 respectively, as it believes that it is more likely than not that the deferred tax assets will not be realized in future years. Management has based its assessment on the Company’s lack of profitable operating history.

The valuation allowance $1,590,504 as at June 30, 2024, compared to December 31, 2023 of $1,077,973, as a result of the Company generating additional net operating income of $1,590,504. Because of adjustments related to the disposition of an operating unit.

The Company conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of June 30, 2024 and December 31, 2023.

The Company has net operating loss carry-forwards of approximately $6,117,322. Such amounts are subject to IRS code section 382 limitations and expire in 2033.

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

NOTE 12. REAL ESTATE INVESTMENTS

Current Holdings of Real Estate Investments (Inventory):

As of June 30, 2024, the Company has $0.00 real estate investment holding inventory.

NOTE 13. MARGINAL LOAN PAYABLE

As of June 30, 2024, the Company has $0.00 marginal loan outstanding.

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

The Company had the following related party transactions:

●	Line of credit - On May 5, 2020, the Company entered into a line of credit agreement in the amount of $1,500,000 with Los Angeles Community Capital, which is controlled by Frank I. Igwealor, Chief Executive Officer of the Company. The maturity date of the line of credit is May 4, 2025. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the maturity date. The Company has drawn $40,729 from the line of credit as of June 30, 2024.

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

NOTE 16. SHAREHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2024 and December 31, 2023 we were authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001.

The Company has 100,000 shares of preferred stock were issued and outstanding as at June 30, 2024 and December 31, 2023.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.00001 as at June 30, 2024 and December 31, 2023.

period ended June 30, 2024

The Company has issued 22,324,706 shares of our common stock to more than 54 shareholders as at June 30, 2024 and December 31, 2023.

Warrants

No warrants were issued or outstanding as at June 30, 2024 and December 31, 2023 respectively.

Stock Options

The Company has never adopted a stock option plan and has never issued any stock options.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2024 through August 10, 2024, the date these financial statements were issued and has determined there have been no subsequent events for which disclosure is required.

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

Basis of Presentation

The unaudited financial statements for the three months ended June 30, 2024 and 2023 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

b.	Acquire more businesses that are below their book-value or undervalued businesses, restructure the businesses, and sell the businesses for profit or hold them for cash flow.

5. Operating expenses during the twelve months would be as follows:

a.	For the six months through February 28, 2025, we anticipate to incur general and other operating expenses of $388,000.

b.	For the six months through August 31, 2025 we anticipate to incur additional general and other operating expenses of $378,000.

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

Employees

We do not have a W-2 employee at the present. Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, is our only full-time staff As of June 30, 2024, pending when we could formalize an employment contract for him. In addition to Mr. Igwealor, we have three part-time unpaid staff who helps with bookkeeping and administrative chores. Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations. We plan on formalizing employment contract for those staff currently helping us without pay. Furthermore, in the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations

Three Months Ended June 30, 2024, as Compared to Three Months Ended June 30, 2023

Revenues — The Company recorded $0 in revenue for the three months ended June 30, 2024 as compared to $773,438 for the same period of June 30, 2023.

Operating Expenses — Total operating expenses for the three months ended June 30, 2024 was $10,427 as compared to $112,159 in the same period in, 2023, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended June 30, 2024.

Net (Income) Loss — Net loss for three months ended June 30, 2024 was $10,427 as compared to Net Income of $462,707 for the three months ended June 30, 2023.

OCI - Unrealized Gain or Other Comprehensive Income for three months ended June 30, 2024 was $0, as compared to Unrealized gain of $0, for the three months ended June 30, 2023.

Six Months Ended June 30, 2024, as Compared to Six Months Ended June 30, 2023

Revenues — The Company recorded $0 in revenue for the six months ended June 30, 2024 as compared to $1,154,370 for the same period of June 30, 2023.

Operating Expenses — Total operating expenses for the six months ended June 30, 2024 was $40,729 as compared to $150,795 in the same period in, 2023, due to decreased operating activities, namely, the halt in our real estate operations, no consultants fees, during the period ended June 30, 2024.

Net Income — Net income for six months ended June 30, 2024 was $1,521,339 as compared to Net Income of $744,904 for the six months ended June 30, 2023. The increase in Net Income was singularly related to the disposition of an operating subsidiary in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510, beginning on July 1, 2024.

OCI - Unrealized Gain or Other Comprehensive Income for six months ended June 30, 2024 was $1,562,067, as compared to Unrealized gain of $0, for the six months ended June 30, 2023, which was a result of the disposition of an operating subsidiary in exchange for cash payment of $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2024, the Company had a working capital of $78,120, consisting of twelve months of due from its Trade Receivable of monthly $6,510, and $0 in short-term liabilities.

For the six months period ended June 30, 2024, the Company used $40,728 on operating activities, generated cash of $0 from investing activities, and generated cash of $40,728 from financing activities, resulting in an decrease in total cash of $0 and a cash balance of $0 for the period. For the six months period ended June 30, 2023, the Company generated $828,083 from operating activities, generated cash of $464,904 from investing activities, and used cash of $1,350,048 on financing activities, resulting in an decrease in total cash of $57,061 and a cash balance of $7,373 for the period.

As of June 30, 2024, total stockholders’ equity decreased to $1,521,339 from $3,492,609 as of December 31, 2023, accounting for the $1,945,693 operating unit disposition write-off related to the disposition of an operating subsidiary in exchange for $1,562,067 payable in two hundred and forty (240) equal monthly payments of $6,510.

As of June 30, 2024, the Company had a cash balance of $0 (i.e. cash is used to fund operations). The Company does believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months, therefore it would continue to depend on cash advances from its directors and officers to finance its operations. Our ability to continue as a going concern is still dependent on us obtaining adequate capital to fund operation or maintaining consecutive quarterly profitability. If we are unable to obtain adequate capital, or maintaining consecutive quarterly profitability, we could be forced to cease operations or substantially curtail its drug development activities. These conditions could raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures As of June 30, 2024. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2024:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2024, the Company received a Wells Notice which advised that the staff of the Securities and Exchange Commission has made a preliminary determination to recommend that the Commission file an enforcement action against GiveMePower, Inc. The Notice showed that the proposed action would allege violations of Securities Act of 1933 (“Securities Act”) Sections 17(a)(1), (a)(2), (a)(3); and Securities Exchange Act of 1934 (“Exchange Act”) Section 10(b) and Rules 10b-5(a), (b), (c) thereunder; and Exchange Act Sections 13(a) and 13(k) and Rules 12b-20 and 13a-1 thereunder. The Notice’s recommendation may involve a civil injunctive action and the commission may seek remedies that include an injunction and civil money penalties. The Company’s attorneys are presently working on an appropriate response to the Notice.

As of August 10, 2024, the date of this report, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us. During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2024, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2024, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

KID CASTLE EDUCATIONAL CORPORATION

Date: August 13, 2024	By:	/s/ Frank I Igwealor
Frank I Igwealor
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

